Form 10-Q
period 2010-03-31
QUINSTREET, INC
filed 2010-05-12
CIK 1117297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34628

QuinStreet, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-05121
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1051 East Hillsdale Blvd., Suite 800	94404
(Address of principal executive offices)	(Zip Code)
650-578-7700
Registrant’s Telephone Number, Including Area Code
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 10, 2010, there were 45,063,081 shares of the registrant’s common stock outstanding.

QUINSTREET, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUINSTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$175,318	$25,182
Accounts receivable, net	47,334	33,283
Deferred tax assets	5,531	5,543
Prepaid expenses and other assets	8,322	1,228

Total current assets	236,505	65,236

Property and equipment, net	5,351	4,741
Goodwill	145,803	106,744
Other intangible assets, net	45,824	33,990
Deferred tax assets, noncurrent	—	1,525
Other assets, noncurrent	684	642

Total assets	$434,167	$212,878

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$19,019	$13,408
Accrued liabilities	28,011	21,794
Deferred revenue	1,257	718
Debt	18,096	12,890

Total current liabilities	66,383	48,810

Deferred revenue, noncurrent	370	820
Debt, noncurrent	84,636	44,350
Other liabilities, noncurrent	2,405	2,309

Total liabilities	153,794	96,289

Commitments and contingencies (Note 9)

Convertible preferred stock: $0.001 par value; 5,000,000 and 30,000,000 shares authorized; 0 and 21,176,533 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively; liquidation value of $0 and $69,564 at March 31, 2010 and June 30, 2009, respectively	—	43,403

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 and 45,000,000 shares authorized; 47,237,175 and 15,413,000 shares issued, and 45,059,723 and 13,315,348 shares outstanding at March 31, 2010 and June 30, 2009, respectively	47	15
Additional paid-in capital	214,331	20,634
Treasury stock, at cost (2,177,452 and 2,097,652 shares at March 31, 2010 and June 30, 2009, respectively)	(7,779)	(7,064)
Accumulated other comprehensive income	21	21
Retained earnings	73,753	59,580

Total stockholders’ equity	280,373	73,186

Total liabilities, convertible preferred stock and stockholders’ equity	$434,167	$212,878

See accompanying notes to condensed consolidated financial statements.

QUINSTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenue	$90,773	$69,813	$246,288	$192,726
Cost of revenue (1)	66,268	46,780	177,872	135,030

Gross profit	24,505	23,033	68,416	57,696

Operating expenses: (1)
Product development	5,325	3,512	14,534	10,992
Sales and marketing	4,575	3,594	12,190	12,017
General and administrative	4,467	2,865	14,111	9,772

Operating income	10,138	13,062	27,581	24,915

Interest income	16	44	33	221
Interest expense	(1,302)	(879)	(2,931)	(2,749)
Other income (expense), net	(64)	(16)	221	(256)

Income before income taxes	8,788	12,211	24,904	22,131
Provision for taxes	(3,538)	(5,818)	(10,731)	(10,084)

Net income	$5,250	$6,393	$14,173	$12,047

Net income attributable to common stockholders
Basic	$3,714	$2,150	$6,371	$3,697

Diluted	$3,797	$2,301	$6,790	$3,981

Net income per share attributable to common stockholders
Basic	$0.12	$0.16	$0.33	$0.28

Diluted	$0.11	$0.15	$0.31	$0.26

Weighted average shares used in computing net income per share attributable to common stockholders
Basic	30,795	13,297	19,156	13,287
Diluted	33,938	14,890	22,008	15,032

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$653	$470	$2,143	$1,477
Product development	686	176	1,570	494
Sales and marketing	1,163	455	2,504	1,352
General and administrative	624	373	4,002	1,061
See accompanying notes to condensed consolidated financial statements.

QUINSTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$14,173	$12,047
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13,678	12,386
Provision for sales returns and doubtful accounts receivable	(234)	1,363
Stock-based compensation	10,219	4,384
Excess tax benefits from exercise of stock options	(1,821)	(362)
Other non-cash adjustments, net	567	560
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,261)	(6,463)
Prepaid expenses and other assets	(5,251)	386
Other assets, noncurrent	(22)	332
Deferred tax assets	(123)	18
Accounts payable	4,338	5,643
Accrued liabilities	5,635	(3,722)
Deferred revenue	(57)	(627)
Deferred tax liabilities	134	—
Other liabilities, noncurrent	(12)	(43)

Net cash provided by operating activities	29,963	25,902

Cash flows from investing activities
Restricted cash	15	711
Proceeds from sales of property and equipment	52	—
Capital expenditures	(2,159)	(1,276)
Business acquisitions, net of notes payable and cash acquired	(52,899)	(19,808)
Internal software development costs	(1,009)	(813)
Proceeds from sales and maturities of marketable securities	—	2,302

Net cash used in investing activities	(56,000)	(18,884)

Cash flows from financing activities
Net proceeds from issuance of common stock	138,076	—
Proceeds from exercise of common stock options	1,550	300
Proceeds from bank debt	43,300	8,607
Principal payments on bank debt	(2,250)	(2,750)
Principal payments on acquisition-related notes payable	(5,609)	(6,764)
Excess tax benefits from exercise of stock options	1,821	362
Repurchases of common stock	(715)	(1,369)

Net cash provided by (used in) financing activities	176,173	(1,614)

Effect of exchange rate changes on cash and cash equivalents	—	(20)

Net increase in cash and cash equivalents	150,136	5,384

Cash and cash equivalents at beginning of period	25,182	24,953

Cash and cash equivalents at end of period	$175,318	$30,337

Supplemental disclosure of noncash investing and financing activities
Accrued stock issuance costs	1,273	—
Notes payable issued in connection with business acquisitions	10,750	5,891
See accompanying notes to condensed consolidated financial statements.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     QuinStreet, Inc. (the “Company”) is an online media and marketing company. The Company was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. The Company provides vertically oriented customer acquisition programs for its clients. The Company also provides hosted solutions for direct selling companies. The corporate headquarters are located in Foster City, California, with offices in Arkansas, Connecticut, Massachusetts, Nevada, New York, North Carolina, Oklahoma, Oregon, India and the United Kingdom.
Initial Public Offering
     In connection with the Company’s reincorporation in Delaware in December 2009, the Company increased its authorized number of shares of common and preferred stock to 50,500,000 and 35,500,000, respectively, and established the par value of each share of common and preferred stock to be $0.001. The previously outstanding 5,367,756 shares of Series A convertible preferred stock were converted on a two-for-one basis into 10,735,512 shares of Series A convertible preferred stock of the reincorporated company. Conversion, dividend and liquidation rights of Series A convertible preferred stock were adjusted consistent with the conversion. Common stock and additional paid-in capital amounts in these financial statements have been adjusted to reflect the par value of common stock.
     In February 2010, the Company completed an initial public offering (“IPO”) of its common stock in which it sold and issued 10,000,000 shares of common stock at an issue price of $15.00 per share. A total of $150,000 in gross proceeds were raised from the IPO or $136,803 in net proceeds after deducting underwriting discounts and commissions of $10,500 and other offering costs of $2,697. As of March 31, 2010, $1,273 of offering costs remained unpaid and these costs are expected to be paid in the Company’s fourth fiscal quarter. Upon the closing of the offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 21,176,533 shares of common stock.
     After the completion of the IPO in February 2010, the Company amended its certificate of incorporation and increased its authorized number of shares of common stock to 100,000,000 and reduced the authorized number of shares of preferred stock to 5,000,000.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
     The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2010 and for the three and nine months ended March 31, 2010 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on February 11, 2010. The condensed consolidated balance sheet as of June 30, 2009 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2010, its condensed consolidated statements of operations for the three and nine months ended March 31, 2010 and 2009, and its condensed consolidated statements of cash flows for the nine months ended March 31, 2010 and 2009. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2010 or any other future period.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.
Foreign Currency Translation
     The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales is denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Foreign currency transaction gains or losses are recorded in other income (expense), net.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. The deposits exceed federally insured amounts. To date, the Company has not experienced any losses of its deposits of cash and cash equivalents.
     The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. To date, such losses have been within management’s expectations.
     One client accounted for 18% of total revenue for the three months ended March 31, 2009 and 10% and 19% for the nine months ended March 31, 2010 and 2009, respectively. No client accounted for 10% or more of the net accounts receivable as of March 31, 2010 and June 30, 2009, respectively.
Revenue Recognition
     The Company derives its revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”). DMS revenue, which constituted 99% of net revenue for each of the three and nine months ended March 31, 2010 and 2009, is derived primarily from fees which are earned through the delivery of qualified leads or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the client provided that no significant obligations remain.
     From time to time, the Company may agree to credit a client for certain leads or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.
     For a portion of its revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of leads or clicks. The Company receives a fee from its clients and pays a fee to Publishers either on a cost per lead, cost per click or cost per thousand impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s clients are recognized as revenue and the fees paid to its Publishers are included in cost of revenue.
     DSS revenue, which constituted 1% of net revenue for each of the three and nine months ended March 31, 2010 and 2009, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.
     Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.
Fair Value of Financial Instruments
     The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, acquisition-related notes payable, a term loan and a revolving credit facility. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related notes payable approximates their recorded amounts at March 31, 2010 as the interest rates on similar financing arrangements available to the Company at March 31, 2010 approximates the interest rates implied when these acquisition-related notes payable were originally issued and recorded. The Company believes that the fair values of the term loan and revolving credit facility approximate their recorded amounts at March 31, 2010 as the interest rates on these instruments are variable and based on market interest rates.
Goodwill
     Goodwill is tested for impairment at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.
     The Company has determined that DMS and DSS constitute two separate reporting units. The Company performs its annual goodwill impairment review during its fourth fiscal quarter. No impairment charges were recorded in the periods presented.
Long-Lived Assets
     The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company applies judgment when assessing the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded in the periods presented.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Internal Software Development Costs
     The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the development of website content are included in cost of revenue in the accompanying statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. Amortization of internal software development costs was $340 and $331 in the three months ended March 31, 2010 and 2009, respectively, and $941 and $1,195 in the nine months ended March 31, 2010 and 2009, respectively, and is reflected in cost of revenue.
Stock-Based Compensation
     The Company records stock-based compensation expense for employee stock options granted or modified on or after July 1, 2006 based on estimated fair values for these stock options. The Company continues to account for stock options granted to employees prior to July 1, 2006 based on the intrinsic value of those stock options.
     Fair values of share-based payment awards are determined on the date of grant using an option-pricing model. The Company has selected the Black-Scholes option pricing model to estimate the fair value of its stock options awards to employees. In applying the Black-Scholes option pricing model, the Company’s determination of fair value of the share-based payment award on the date of grant is affected by the Company’s estimated fair value of common shares for options granted prior to the Company’s IPO, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the stock options and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors.
     The Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     See Note 10 for further information.
Comprehensive Income
     Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.
     As of March 31, 2010 and June 30, 2009, marketable securities were not in unrealized gain or loss positions.
Income Taxes
     The Company accounts for income taxes using an asset and liability approach to record deferred taxes. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of the Company’s net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. The Company’s judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and to changes in valuation allowances for deferred tax assets and acquired income tax uncertainties arising from past business combinations. The adoption of the new standard on July 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.
     In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to
•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
•	require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price;
•	and eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
     Both standards will be effective for the Company in the first quarter of fiscal year 2011. Early adoption is permitted. The Company does not anticipate that the adoption of these standards will have a material effect on its condensed consolidated financial statements.
     In January 2010, the FASB issued a new fair value accounting standard update. This update requires additional disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of the new standard in the third quarter of fiscal 2010 did not have a material effect on the Company’s condensed consolidated financial statements.
     In February 2010, the FASB amended its accounting guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new amendment sets forth that a registrant is no longer required to disclose the date through which it has evaluated subsequent events. The amended guidance is effective immediately and was adopted by the Company in the third quarter of fiscal 2010.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
3. NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS AND NET INCOME PER SHARE
     Basic and diluted net income per share attributable to common stockholders is presented in conformity with the “two-class method” required for participating securities. In February 2010, all of the Company’s outstanding convertible preferred stock converted into common stock in connection with the IPO. Prior to the conversion, holders of Series A, Series B and Series C convertible preferred stock were each entitled to receive 8% per annum non-cumulative dividends, payable prior and in preference to any dividends on any other shares of the Company’s capital stock. No such dividends were paid.
     For periods prior to the conversion of the convertible preferred stock, net income per share information is computed using the two-class method. Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year-to-date earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the year-to-date earnings been distributed. Diluted net income per share is computed by using the weighted-average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options using the treasury stock method.
     The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Basic:
Net income	$5,250	$6,393	$14,173	$12,047
8% non-cumulative dividends on convertible preferred stock	(373)	(819)	(2,018)	(2,457)
Undistributed earnings allocated to convertible preferred stock	(1,163)	(3,424)	(5,784)	(5,893)

Net income attributable to common stockholders — basic	$3,714	$2,150	$6,371	$3,697

Diluted:
Net income attributable to common stockholders — basic	$3,714	$2,150	$6,371	$3,697
Undistributed earnings re-allocated to common stock	83	151	419	284

Net income attributable to common stockholders — diluted	$3,797	$2,301	$6,790	$3,981

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	30,795	13,297	19,156	13,287

Diluted:
Weighted average shares of common stock used in computing basic net income per share	30,795	13,297	19,156	13,287
Add weighted average effect of dilutive securities:
Stock options	3,143	1,593	2,852	1,745

Weighted average shares of common stock used in computing diluted net income per share	33,938	14,890	22,008	15,032

Net income per common share:
Basic	$0.12	$0.16	$0.33	$0.28

Diluted	$0.11	$0.15	$0.31	$0.26

     Weighted average shares from options in the amount of 2,494,823 and 4,650,359 for the three months ended March 31, 2010 and 2009, respectively, and 2,801,310 and 4,384,760 for the nine months ended March 31, 2010 and 2009, respectively, were excluded from the dilutive shares outstanding because their effect was anti-dilutive.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
4. FAIR VALUE MEASUREMENTS
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. A hierarchy for inputs used in measuring fair value has been defined to minimize the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
     The fair value hierarchy prioritizes the inputs into three broad levels:
Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 —	Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3 —	Inputs are unobservable inputs based on the Company’s assumptions.
     As of March 31, 2010 and June 30, 2009, the Company did not hold marketable securities other than money market funds. Money market funds are classified as cash equivalents on the balance sheet and are categorized as follows in the fair value hierarchy as of March 31, 2010 and June 30, 2009.

		Quoted Prices in
		Active Markets
		for Identical Assets
	Total	(Level 1)
Assets:
Money market funds	$8,054	$8,054

Balance at June 30, 2009	$8,054	$8,054

Assets:
Money market funds	$147,078	$147,078

Balance at March 31, 2010	$147,078	$147,078

5. ACQUISITIONS
Acquisition of Internet.com
     On November 30, 2009, the Company acquired the website business of Internet.com, a division of WebMediaBrands, Inc., in exchange for $16,000 in cash paid upon closing of the acquisition and the issuance of a $2,000 non-interest-bearing promissory note payable in one installment. The results of Internet.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Internet.com to broaden its media access and client base in the business-to-business market. The total purchase price recorded was as follows:

Amount
Cash	$16,000
Fair value of debt (net of $46 of imputed interest)	1,954

$17,954
     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$2,663
Liabilities assumed	(634)
Customer relationships	1,900	7 years
Website/trade/domain names	2,500	5 years
Content	4,300	4 years
Noncompete agreements	200	2 years
Goodwill	7,025	Indefinite

	$17,954

Acquisition of Insure.com
     On October 8, 2009, the Company acquired the website business Insure.com, an Illinois-based online marketing company, in exchange for $15,000 in cash paid upon closing of the acquisition and the issuance of a $1,000 non-interest-bearing promissory note payable in one installment. The results of Insure.com’s acquired operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Insure.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
Cash	$15,000
Fair value of debt (net of $24 of imputed interest)	976

$15,976

     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated	Estimated
	Fair Value	Useful Life
Noncompete agreements	$900	3 years
Website/trade/domain names	1,250	8 years
Content	3,900	8 years
Goodwill	9,926	Indefinite

	$15,976

Acquisition of Payler Corp. D/B/A HSH Associates Financial Publishers (“HSH”)
     On September 14, 2009, the Company acquired 100% of the outstanding shares of HSH, a New Jersey-based online marketing business, in exchange for $6,000 in cash paid upon closing of the acquisition and the issuance of $4,000 in non-interest-bearing promissory notes payable in five installments over the next five years. The results of HSH’s acquired operations have been included in the consolidated financial statements since the acquisition date. The Company acquired HSH for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
Cash	$6,000
Fair value of debt (net of $241 of imputed interest)	3,759

$9,759

     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The goodwill is not deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$50
Liabilities assumed	(1,695)
Advertiser relationships	1,100	3 years
Website/trade/domain names	800	6 years
Content	1,400	6 years
Goodwill	8,104	Indefinite

	$9,759

Acquisition of U.S. Citizens for Fair Credit Card Terms, Inc. (“CardRatings”)
     On August 5, 2008, the Company acquired 100% of the outstanding shares of CardRatings, an Arkansas-based online marketing company, in exchange for $10,000 in cash paid upon closing of the acquisition and the issuance of $5,000 in non-interest-bearing promissory notes payable in five installments over the next five years, secured by the assets acquired. The Company paid $372 in working capital adjustment following the closing of the acquisition. The results of CardRatings’ acquired operations have been included in the consolidated financial statements since the acquisition date. The Company acquired CardRatings for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
Cash	$10,372
Fair value of debt (net of $722 of imputed interest)	4,278
Acquisition-related costs	20

$14,670

     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The goodwill is entirely deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$834
Liabilities assumed	(206)
Advertiser relationships	2,325	7 years
Website/trade/domain names	776	5 years
Noncompete agreements	124	3 years
Content	140	2 years
Goodwill	10,677	Indefinite

	$14,670

Other Acquisitions
     During the nine months ended March 31, 2010, in addition to the acquisition of HSH, Insure.com and Internet.com, the Company acquired operations from 22 other online publishing businesses in exchange for $14,598 in cash paid upon closing of the acquisitions and $4,356 payable in the form of non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to five years. The aggregate purchase price recorded was as follows:

Amount
Cash	$14,598
Fair value of debt (net of $295 in imputed interest)	4,061

$18,659

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
     The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values and liabilities assumed, if any. The excess of the purchase price over the aggregate fair values of the identifiable intangible assets was recorded as goodwill. Goodwill deductible for tax purposes is $13,014. The following table summarizes the preliminary allocation of the purchase prices of these other acquisitions during the nine months ended March 31, 2010 and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$1
Content	2,526	1-6 years
Customer / publisher relationships	687	1-7 years
Website/trade/domain names	1,101	5 years
Noncompete agreements	141	2-3 years
Acquired technology	199	3 years
Goodwill	14,004	Indefinite

	$18,659

     During fiscal year 2009, in addition to the acquisition of CardRatings, the Company acquired operations from 33 other online publishing businesses in exchange for $14,606 in cash paid upon closing of the acquisitions and $4,268 payable primarily in the form of non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to five years. The aggregate purchase price recorded was as follows:

Amount
Cash	$14,606
Fair value of debt (net of $395 of imputed interest)	3,873
Acquisition-related costs	134

$18,613

     The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values and liabilities assumed, if any. No tangible assets were acquired. The excess of the purchase price over the aggregate fair values of the identifiable intangible assets was recorded as goodwill. The goodwill is entirely deductible for tax purposes. The following table summarizes the allocation of the purchase prices of these other fiscal year 2009 acquisitions and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life
Liabilities assumed	$(22)
Content	2,538	1-6 years
Customer/publisher relationships	1,952	1-7 years
Website/trade/domain names	2,418	5 years
Noncompete agreements	236	5 years
Acquired technology	392	3 years
Goodwill	11,099	Indefinite

	$18,613

Pro Forma Financial Information
     The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2009. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets and the related tax effects as though the aforementioned companies were combined as of the beginning of each period presented. The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Total revenue	$91,518	$75,003	$254,277	$208,825
Net income	5,220	4,459	15,219	9,903
Basic net income per share	$0.12	$0.11	$0.36	$0.22
Diluted net income per share	$0.11	$0.10	$0.34	$0.21
6. INTANGIBLE ASSETS, NET
     Intangible assets, net balances, excluding goodwill, consisted of the following:

	March 31, 2010			June 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher relationships	$26,669	$(9,472)	$17,197	$22,982	$(6,299)	$16,683
Content	30,271	(15,039)	15,232	18,145	(10,546)	7,599
Website/trade/domain names	14,838	(4,400)	10,438	9,187	(2,988)	6,199
Acquired technology and other	11,474	(8,517)	2,957	10,034	(6,525)	3,509

	$83,252	$(37,428)	$45,824	$60,348	$(26,358)	$33,990

     Amortization of intangible assets was $4,110 and $3,189 in the three months ended March 31, 2010 and 2009, respectively, and $11,070 and $9,584 in the nine months ended March 31, 2010 and 2009, respectively.
     Amortization expense for the Company’s acquisition-related intangible assets as of March 31, 2010 for each of the next five years and thereafter is as follows:

Year Ending June 30,
2010 (remaining three months)	$5,502
2011	13,122
2012	10,594
2013	7,897
2014	3,795
2015	2,578
Thereafter	2,336

$45,824

7. GOODWILL
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2010 were as follows:

	DMS	DSS	Total
Balance at June 30, 2009	$105,513	$1,231	$106,744
Additions	39,059	—	39,059

Balance at March 31, 2010	$144,572	$1,231	$145,803

     In the nine months ended March 31, 2010, the additions to goodwill relate to the Company’s acquisitions as described in Note 5, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
8. DEBT
Promissory Notes
     During the nine months ended March 31, 2010 and fiscal year 2009, the Company issued total promissory notes for the acquisition of businesses of $10,750 and $8,151, respectively, net of imputed interest amounts of $606 and $1,117, respectively. The majority of the promissory notes are non-interest-bearing. For these notes interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of notes payable of $15 and $265 for the three months ended March 31, 2010 and 2009, respectively, and $217 and $541 for the nine months ended March 31, 2010 and 2009, respectively. Certain of the promissory notes are secured by the assets acquired in respect to which the notes were issued.
Term Loan and Revolving Credit Facility
     In September 2008, the Company replaced its existing revolving credit facility of $60,000 with a credit facility totaling $100,000. The new facility consisted of a $30,000 five-year term loan and a $70,000 revolving credit line.
     In November 2009, the Company entered into an amendment of its existing credit facility pursuant to which the Company’s lenders agreed to increase the maximum amount available under the Company’s revolving credit line from $70,000 to $100,000.
     In January 2010, the Company replaced its existing credit facility with a new credit facility with total borrowing capacity of $175,000. The new credit facility consists of a $35,000 four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140,000 four-year revolving credit line with an optional increase of $50,000.
     Borrowings under the credit facility are collateralized by the Company’s assets and interest is payable quarterly at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. The revolving credit line also requires a quarterly facility fee of 0.375% of the revolving credit line. The credit facility expires in January 2014. The loan and revolving credit line agreement restricts the Company’s ability to raise additional debt financing and pay dividends. In addition, the Company is required to maintain financial ratios computed as follows:
     1. Quick ratio: ratio of (i) the sum of unrestricted cash and cash equivalents and trade receivables less than 90 days from invoice date to (ii) current liabilities and face amount of any letters of credit less the current portion of deferred revenue.
     2. Fixed charge coverage: ratio of (i) trailing twelve months of Adjusted EBITDA to (ii) the sum of capital expenditures, net cash interest expense, cash taxes, cash dividends and trailing twelve months payments of indebtedness. Payment of unsecured indebtedness is excluded to the degree that sufficient unused revolving credit line exists such that the relevant debt payment could be made from the credit facility.
     3. Funded debt to Adjusted EBITDA: ratio of (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of Adjusted EBITDA.
     The credit facility also requires the Company to comply with other nonfinancial covenants. The Company was in compliance with the financial ratios as of March 31, 2010 and June 30, 2009.
     Upfront arrangement fees incurred in connection with credit facilities are deferred and amortized over the remaining term of the arrangement.
     As of March 31, 2010 and June 30, 2009, $35,000 and $28,500 was outstanding under the term loan and $41,754 and $6,257 was outstanding under the revolving credit line, respectively.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Debt Maturities
     The maturities of debt as of March 31, 2010 were as follows:

		Term loan and
		revolving
	Notes	credit
Year Ending June 30,	Payable	line
2010 (remaining three months)	$2,400	$850
2011	14,419	3,963
2012	6,204	7,000
2013	2,834	12,688
2014	2,273	52,253
2015	500	—

	28,630	76,754
Less: imputed interest and unamortized discounts	(1,288)	(1,364)
Less: current portion	(14,955)	(3,141)

Noncurrent portion of debt	$12,387	$72,249

Letters of Credit
     The Company has a $350 letter of credit agreement with a financial institution that is used as collateral for fidelity bonds placed with an insurance company. The letter of credit automatically renews annually in September without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.
     The Company has a $223 letter of credit agreement with a financial institution that is used as collateral for the Company’s existing corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.
     The Company has a $500 letter of credit agreement with a financial institution that is used as collateral for the Company’s new corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.
9. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended March 31, 2010 and 2009 was $787 and $662, respectively, and $2,457 and $1,886 for the nine months ended March 31, 2010 and 2009, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
     Future annual minimum lease payments under all noncancelable operating leases as of March 31, 2010 were as follows:

Operating
Year Ending June 30,	Leases
2010 (remaining three months)	$783
2011	1,459
2012	1,146
2013	2,073
2014	2,332
2015	2,379
Thereafter	8,269

$18,441

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
     The existing lease for the Company’s corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expires in October 2010.
     In February, 2010, the Company entered into a new lease agreement for office space located at 950 Tower Lane, Foster City, California. The term of the lease begins on November 1, 2010 and expires on the last day of the 96th full calendar month commencing on or after November 1, 2010. The monthly base rent will be abated for the first 12 calendar months under the lease. Thereafter, the monthly base rent will be $118 through the 24th calendar month of the term of the lease, after which the monthly base rent will increase to $182 for the subsequent 12 months. In the following years the monthly base rent will increase approximately 3% after each 12-month anniversary during the term of the lease, including any extensions under the Company’s options to extend.
     The Company has two options to extend the term of the lease for one additional year for each option following the expiration date of the lease or renewal term, as applicable.
     Concurrently with the execution of the lease, the Company delivered to the landlord, as collateral for the full performance by the Company of all of its obligations under the lease, and for all losses and damages the landlord may suffer as a result of any default by the Company under the lease, a letter of credit in the face amount of $500.
Guarantor Arrangements
     The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2010 and June 30, 2009, respectively
     In the ordinary course of its business, the Company enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company indemnifies its clients for losses suffered or incurred in connection with third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where applicable, the Company generally limits such infringement indemnities to those claims directed solely to its products and not in combination with other software or products. With respect to its DSS products, the Company also generally reserves the right to resolve such claims by designing a non-infringing alternative or by obtaining a license on reasonable terms, and failing that, to terminate its relationship with the client. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements.
     The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited; however, the Company believes the estimated fair value of these indemnity provisions is minimal, and accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2010 and June 30, 2009, respectively.
     During fiscal year 2009, the Company settled an indemnity obligation with respect to one ongoing litigation matter. See discussion below for further details.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Litigation
     In August 2005, the Company was notified by one of its DSS segment clients that epicRealm Licensing, LLC (“epicRealm LLC”), a non-operating patent holding company, had filed a lawsuit against such client in the United States District Court for the Eastern District of Texas alleging that certain web-based services provided by the Company and others to such client infringed patents held by epicRealm LLC.
     In August 2006, the Company filed suit against epicRealm Licensing LP (“epicRealm LP”) in the United States District Court for the District of Delaware seeking to invalidate certain patents owned by epicRealm LP. In April 2007, epicRealm LP filed counterclaims against the Company alleging patent infringement. Parallel Networks, LLC was later substituted for epicRealm LP as the patent holder and party-in-interest.
     In April 2009, the Company entered into a settlement and license agreement (“Agreement”) with Parallel Networks pertaining to the patents in question (“Licensed Patents”). Under the terms of the Agreement, Parallel Networks granted the Company a perpetual, royalty-free, non-sublicensable and generally non-transferable, worldwide right and license under the Licensed Patents: (i) to use any product technology or service covered by or which embodies any one or more claims of the Licensed Patents (as defined in the Agreement); and (ii) to practice any method covered by any one or more claims of the Licensed Patents in connection with the activities in clause (i). Additionally, Parallel Networks covenants not to sue the Company.
     The Company paid Parallel Networks a one-time, non-refundable fee of $850. The Company recognized an intangible asset of $226 related to the estimated fair value of the license and expensed the remaining $624 as a settlement expense.
10. EQUITY BENEFIT PLANS
     In November 2009, the Company’s board of directors adopted the 2010 Equity Incentive Plan (the “2010 Incentive Plan”) and the Company’s stockholders approved the 2010 Incentive Plan in January 2010. The 2010 Incentive Plan became effective upon the completion of the IPO. Awards granted after January 2008 but before the adoption of the 2010 Incentive Plan continue to be governed by the terms of the 2008 Equity Incentive Plan (the “2008 Plan”). All outstanding stock awards granted before January 2008 continue to be governed by the terms of the Company’s amended and restated 1999 Equity Incentive Plan (the “1999 Plan”).
     The 2010 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance-based stock awards and other forms of equity compensation. In addition, the 2010 Incentive Plan provides for the grant of performance cash awards. The Company may issue incentive stock options (“ISOs”) only to its employees. Non-qualified stock options (“NQSOs”) and all other awards may be granted to employees, including officers, nonemployee directors and consultants. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant, as determined by the Company’s board of directors. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the 36-month period thereafter.
     The aggregate number of shares of the Company’s common stock initially reserved for issuance under the 2010 Incentive Plan was 282,277 and will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance may be increased annually from July 1, 2010 through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000.
     In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of the Company’s common stock to non-employee directors and also provides for the discretionary grant of restricted stock units.
     An aggregate of 300,000 shares of the Company’s common stock are reserved for issuance under the Directors’ Plan. This amount may be increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year.
     The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the options, which is generally four years.
     The weighted average Black-Scholes model assumptions for the three and nine months ended March 31, 2009 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Risk-free interest rate	2.43%	1.76%	2.39%	2.81%
Expected term (years)	4.6	4.6	4.6	4.6
Expected volatility	56%	70%	67%	62%
Expected dividend yield	0%	0%	0%	0%
     The weighted average grant date fair value of employee stock options granted was $9.18 and $5.08 during the three months ended March 31, 2010 and 2009, respectively, and $9.52 and $5.28 during the nine months ended March 31, 2010 and 2009, respectively.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
11. STOCKHOLDERS’ EQUITY
     In February 2010, the Company completed its IPO, whereby it sold 10,000,000 shares of common stock for a price of $15.00 per share. The Company received $136,803 net of offering costs. Approximately $13,197 in offering costs were incurred and have been deducted from additional paid-in capital.
     Prior to the closing of the IPO, the Company had outstanding three series of convertible preferred stock. On February 11, 2010, in conjunction with the closing of the IPO, all of the Company’s 21,176,533 outstanding preferred shares automatically converted on a one-for-one basis into 21,176,533 shares of common stock. At March 31, 2010, the Company had no preferred shares outstanding.
     In the nine months ended March 31, 2010, the Company repurchased 79,800 shares of its outstanding common stock at a total cost of $715 and an average cost of $8.96 per share.
     The following table sets forth the components of comprehensive income for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income	$5,250	$6,393	$14,173	$12,047
Other comprehensive income (loss)
Foreign currency translation adjustment	8	(26)	—	14

Comprehensive income	$5,258	$6,367	$14,173	$12,061

12. SEGMENT INFORMATION
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about operating segments, including net sales and operating income before depreciation, amortization and stock-based compensation expense.
     The Company determined its operating segments to be DMS, which derives substantially all of its revenue from fees earned through the delivery of qualified leads and clicks, and DSS, which derives substantially all of its revenue from the sale of direct selling services through a hosted solution. The Company’s reportable operating segments consist of DMS and DSS. The accounting policies of the two reportable operating segments are the same as those described in Note 2.
     The Company evaluates the performance of its operating segments based on net sales and operating income before depreciation, amortization and stock-based compensation expense.
     The Company does not allocate most of its assets, as well as its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense and income tax expense by segment. Accordingly, the Company does not report such information.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
     Summarized information by segment was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net revenue by segment:
DMS	$90,511	$68,925	$244,841	$190,208
DSS	262	888	1,447	2,518

Total net revenue	90,773	69,813	246,288	192,726
Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	18,266	18,085	50,672	40,425
DSS	73	486	806	1,260

Total segment operating income before depreciation, amortization, and stock-based compensation expense	18,339	18,571	51,478	41,685
Depreciation and amortization	5,075	4,035	13,678	12,386
Stock-based compensation expense	3,126	1,474	10,219	4,384

Operating income	$10,138	$13,062	$27,581	$24,915

     The following tables set forth net revenue, assets and long-lived assets by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenue:
North America	$90,764	$69,769	$245,754	$192,498
Europe	9	44	534	228

Total net revenue	$90,773	$69,813	$246,288	$192,726

	March 31,	June 30,
	2010	2009
Assets:
North America	$433,074	$211,337
Europe	488	927
Asia/Pacific	605	614

Total assets	$434,167	$212,878

Long-lived assets:
North America	$5,176	$4,485
Europe	—	35
Asia/Pacific	175	221

Total long-lived assets	$5,351	$4,741

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 11, 2010.
          This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on February 11, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Management Overview
     Quinstreet is a leader in vertical marketing and media on the Internet. We have built a strong set of capabilities to engage Internet visitors with targeted media and to connect our marketing clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients.
     We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or click. These leads or clicks can then convert into a customer or sale for the client at a rate that results in an acceptable marketing cost to them. We get paid by clients primarily when we deliver qualified leads or clicks as defined by our agreements with them. Because we bear the costs of media, our programs must deliver a value to our clients and provide for a media yield, or our ability to generate an acceptable margin on our media costs that provides a sound financial outcome, for us. Our general process is:
•	We own or access targeted media;

•	We run advertisements or other forms of marketing messages and programs in that media to create visitor responses or clicks through to client offerings;

•	We match these responses or clicks to client offerings or brands that meet visitor interests or needs, converting visitors into qualified leads or clicks; and

•	We optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.
     Our primary financial objective has been and remains creating revenue growth, from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we believe we are in the early stages of a large, long-term market.
     Our Direct Marketing Services, or DMS, business accounted for 99% of our net revenue in each of the first three and nine months of fiscal year 2010 and 2009. Our DMS business derives substantially all of its net revenue from fees earned through the delivery of qualified leads and clicks to our clients. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.
     Our two largest client verticals are financial services and education. Our education client vertical represented 42% and 55% of net revenue in the three months ended March 31, 2010 and 2009, respectively, and 47% and 58% of net revenue in the nine months ended March 31, 2010 and 2009, respectively. Our financial services client vertical represented 46% and 35% of net revenue in the three months ended March 31, 2010 and 2009, respectively, and 43% and 30% of net revenue in the nine months ended March 31, 2010 and 2009, respectively. Other DMS verticals, consisting primarily of home services, business-to-business, or B2B, and medical, represented 12% and 10% of net revenue in the three months ended March 31, 2010 and 2009, respectively, and 10% and 12% of net revenue in the nine months ended March 31, 2010 and 2009, respectively.
     In addition, we derived 1% of our net revenue in each of the three and nine months ended March 31, 2010 and 2009, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services, or DSS, business.
     We generated substantially all of our revenue from sales to clients in the United States.
     We face an additional challenge with regard to a significant client, which accounted for 18% of our net revenue in the three months ended March 31, 2009, and 10% and 19% in the nine months ended March 31, 2010 and 2009, respectively. This client has recently retained an advertising agency and has reduced its purchases of leads from us. We have been addressing this challenge by working with this client and the agency to understand their evolving needs and strategies and understand how we can best serve them going forward. In addition, we have been expanding our business with other clients in our education client vertical. We are also expanding our client base in education to replace visitor matches previously delivered to this client.
Trends Affecting our Business
Seasonality
     Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) typically demonstrate seasonal weakness. In the second fiscal quarters, there is lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients often request fewer leads due to holiday staffing. For example, in the quarters ended December 31, 2009 and 2008 net revenue from our education clients declined 10% and 13%, respectively, from the previous quarter. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with financial years ending December 31.

Acquisitions
     Beginning in fiscal year 2008, we increased our level of strategic acquisition activity to expand our existing verticals and diversify our business among these verticals by substantially increasing our spending on acquisitions of businesses and technologies. For example, in February 2008, we acquired ReliableRemodeler.com, Inc., or ReliableRemodeler, an Oregon-based company specializing in online home renovation and contractor referrals for $17.5 million in cash and $8.0 million in non-interest-bearing, unsecured promissory notes, in an effort to increase our presence within our home services vertical. In April 2008, we acquired Cyberspace Communication Corporation, an Oklahoma-based online marketing company doing business as SureHits, for $27.5 million in cash and $18.0 million in potential earn-out payments, in an effort to increase our presence within the financial services vertical. During fiscal years 2008 and 2009, in addition to the acquisitions mentioned above, we acquired an aggregate of 21 and 34 online publishing businesses, respectively.
     In September 2009, we acquired Payler Corp. D/B/A HSH Associates Financial Publishers, or HSH, for $6.0 million in cash and a $4.0 million non-interest-bearing, unsecured promissory note. In October 2009, we acquired the website business Insure.com from Life Quotes, Inc., or Insure.com, for $15.0 million in cash and a $1.0 million non-interest- bearing, unsecured promissory note. In November 2009, we acquired the website assets of the Internet.com division of WebMediaBrands, Inc., or Internet.com, for $16.0 million in cash and a $2.0 million non-interest-bearing, unsecured promissory note. During the nine months ended March 31, 2010, in addition to the acquisitions of HSH, Insure.com and Internet.com, we acquired an aggregate of 22 online publishing businesses.
     Our acquisition strategy may result in significant fluctuations in our available working capital from period to period and over the years. We may use cash, stock or promissory notes to acquire various businesses or technologies, and we cannot accurately predict the timing of those acquisitions or the impact on our cash flows and balance sheet. Large acquisitions or multiple acquisitions within a particular period may significantly affect our financial results for that period. We may utilize debt financing to make acquisitions, which could give rise to higher interest expense and more restrictive operating covenants. We may also utilize our stock as consideration, which could result in substantial dilution.
Client Verticals
     To date, we have generated the majority of our revenue from clients in our education client vertical. We expect that a majority of our revenue in fiscal year 2010 will be generated from clients in our education and financial services client verticals. Marketing budgets for clients in our education vertical are affected by a number of factors, including the availability of student financial aid, the regulation of for-profit financial institutions and economic conditions. Over the past year, some segments of the financial services industry, particularly mortgages, credit cards and deposits, have seen declines in marketing budgets given the difficult market conditions. In addition, the education and financial services industries are highly regulated. Changes in regulations or government actions may negatively affect our clients’ businesses and marketing practices and therefore, adversely affect our financial results.
Development and Acquisition of Vertical Media
     One of the primary challenges of our business is finding or creating media that is targeted enough to attract prospects economically for our clients and at costs that work for our business model. In order to continue to grow our business, we must be able to continue to find or develop quality vertical media on a cost-effective basis. Our inability to find or develop vertical media could impair our growth or adversely affect our financial performance.
Basis of Presentation
General
     We operate in two segments: DMS and DSS. For further discussion or financial information about our reporting segments, see Note 12 to our condensed consolidated financial statements.
Net Revenue
     DMS. We derive substantially all of our revenue from fees earned through the delivery of qualified leads or paid clicks. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: education, financial services and “other” (which includes home services, B2B and medical).
     DSS. We derived approximately 1% of net revenue from our DSS business in each of the three and nine months ended March 31, 2010 and 2009, respectively. We expect DSS to continue to represent an immaterial portion of our business.
Cost of Revenue
     Cost of revenue consists primarily of media costs, personnel costs, amortization of acquisition-related intangible assets, depreciation expense and amortization of internal software development costs on revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and PPC ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a revenue-share, cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, bonuses, stock-based compensation expense and employee benefit costs. Compensation expense is primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, compliance group and media purchasing analysts.
     Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the product’s estimated useful life. We anticipate that our cost of revenue will increase in absolute dollars.
Operating Expenses
     We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional fees, rent and allocated costs. Personnel costs for each category of operating expenses generally include salaries, bonuses and commissions, stock-based compensation expense and employee benefit costs.
     Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. We believe that continued investment in technology is critical to attaining our strategic objectives and, as a result, we expect technology development and enhancement expenses to increase in absolute dollars in future periods.
     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, allocated overhead, professional services, advertising, travel and marketing materials. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel in sales and marketing to support our increasing revenue base and product offerings.
     General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net, consists primarily of interest income and interest expense. Interest expense is related to our credit facility and promissory notes issued in connection with our acquisitions and includes imputed interest. The outstanding balance of our credit facility and acquisition-related promissory notes was $76.8 million and $28.6 million, respectively, as of March 31, 2010. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest received on our cash and cash equivalents, which we expect will increase in the near term as a result of the investment of the net proceeds from the IPO.
Income Tax Expense
     We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.
     As of March 31, 2010, we did not have net operating loss carryforwards for federal income tax purposes and had approximately $2.8 million in California state net operating loss carryforwards that begin to expire in March 2011 and that we expect to utilize in an amended return. The California net operating loss carryforwards will not offset future taxable income, but may instead result in a refund of historical taxes paid.
     As of March 31, 2010, we had net deferred tax assets of $5.5 million. Our net deferred tax assets consist primarily of accruals, reserves and stock-based compensation expense not currently deductible for tax purposes. We assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the periods that the adjustment is determined to be required.
Critical Accounting Policies, Estimates and Judgments
     In presenting our consolidated financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.
     Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates.
     We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies.
     We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates:
•	Revenue recognition;

•	Goodwill;

•	Long-lived assets;

•	Internal software development costs;

•	Stock-based compensation; and

•	Income taxes.
     For further information on our critical and other significant accounting policies, see Note 2 to our condensed consolidated financial statements and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 11, 2010.

Results of Operations
     The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,					Nine Months Ended March 31,
		2010		2009		2010			2009
	(In thousands)
Net revenue	$90,773		100.0%	$69,813	100.0%	$246,288	100.0%	$192,726		100.0%
Cost of revenue (1)	66,268		73.0	46,780	67.0	177,872	72.2	135,030		70.1

Gross profit	24,505		27.0	23,033	33.0	68,416	27.8	57,696		29.9

Operating expenses (1):
Product development	5,325		5.9	3,512	5.0	14,534	5.9	10,992		5.7
Sales and marketing	4,575		5.0	3,594	5.2	12,190	5.0	12,017		6.2
General and administrative	4,467		4.9	2,865	4.1	14,111	5.7	9,772		5.1

Operating income	10,138		11.2	13,062	18.7	27,581	11.2	24,915		12.9

Interest income	16		0.0	44	0.1	33	0.0	221		0.1
Interest expense	(1,302)		(1.4)	(879)	(1.3)	(2,931)	(1.2)	(2,749)		(1.4)
Other income (expense), net	(64)		(0.1)	(16)	(0.0)	221	0.1	(256)		(0.1)

Income before income taxes	8,788		9.7	12,211	17.5	24,904	10.1	22,131		11.5
Provision for taxes	(3,538)		(3.9)	(5,818)	(8.3)	(10,731)	(4.3)	(10,084)		(5.2)

Net income	$5,250		5.8%	$6,393	9.2%	$14,173	5.8%	$12,047		6.3%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$653			$470		$2,143		$1,477
Product development	686			176		1,570		494
Sales and marketing	1,163			455		2,504		1,352
General and administrative	624			373		4,002		1,061
Net Revenue

	Three Months Ended		Nine Months Ended		Three-	Nine-
	March 31,		March 31,		Month	Month
	2010	2009	2010	2009	% Change	% Change
	(In thousands)
Net revenue	$90,773	$69,813	$246,288	$192,726	30%	28%
Cost of revenue	66,268	46,780	177,872	135,030	42%	32%
          Net revenue increased $21.0 million, or 30%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The majority of this increase was attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our other client verticals. Financial services client vertical revenue increased $17.1 million, or 70%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in financial services client vertical revenue was driven by lead and click volume increases at relatively steady prices. Our other client verticals’ revenue increased $4.2 million, or 64%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in our other client vertical revenue was primarily affected by growth in our B2B client vertical revenue resulting from our acquisition of the website business of Internet.com, a division of WebMediaBrands, Inc., in November 2009 and, to a lesser extent, due to growth in our home services client vertical due to the improved economic environment. Our education client vertical revenue remained flat, declining $0.4 million, or 1%, for the three months ended March 31, 2010, compared to the corresponding 2009 period. The slight decline was driven by a decline in revenue from a significant client, almost entirely offset by revenue growth from other education clients.
          Net revenue increased $53.6 million, or 28%, for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The majority of this increase was attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our education and other client verticals. Financial services client vertical revenue increased $47.5 million, or 82%, for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. The increase in financial services client vertical revenue was driven by lead and click volume increases at relatively steady prices. Our education client vertical revenue increased $3.0 million, or 3%, for the nine months ended March 31, 2010, compared to the corresponding 2009 period, due to lead volume increases. The increase in our education client vertical revenue was largely offset by a decline in revenue from a significant client. Our other client verticals’ revenue increased $3.1 million, or 13%, for the nine months ended March 31, 2010, compared to the corresponding 2009 period. The increase in revenue from our other client verticals was primarily due to the acquisition of the website business of ElderCarelink.com in April 2009 within our medical client vertical and the acquisition of the website business of Internet.com within our B2B client vertical in November 2009.

Cost of Revenue
          Cost of revenue increased $19.5 million, or 42%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in cost of revenue was driven by a $12.8 million increase in media costs due to lead and click volume increases and, to a lesser extent, increased personnel costs of $4.2 million due to a 46% increase in average headcount and related compensation expense increases, as well as increased amortization of acquisition-related intangible assets of $0.9 million resulting from acquisitions in the previous twelve months. The increase in average headcount was affected by the acquisition of the website business of Internet.com, as well as by a reduction in workforce in the third quarter of fiscal year 2009. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, declined from 33% in the three months ended March 31, 2009 to 27% in the three months ended March 31, 2010, due to the above-mentioned increase in headcount and related compensation expense, as well as due to a higher mix of traffic from third parties.
          Cost of revenue increased $42.8 million, or 32%, for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The increase in cost of revenue was driven by a $31.9 million increase in media costs due to lead and click volume increases and, to a lesser extent, increased personnel costs of $6.7 million due to a 7% increase in average headcount and related compensation expense increases, as well as increased amortization of acquisition-related intangible assets of $1.5 million resulting from acquisitions in the previous twelve months. The increase in average headcount was affected by the acquisition of the website business of Internet.com, as well as by a reduction in workforce in the third quarter of fiscal year 2009. Gross margin declined from 30% in the nine months ended March 31, 2009 to 28% in the nine months ended March 31, 2010, due to a higher mix of traffic from third parties. Gross margin was further affected by the above-mentioned increase in headcount and related compensation expense.
Operating Expenses

	Three Months Ended		Nine Months Ended		Three-	Nine-
	March 31,		March 31,		Month	Month
	2010	2009	2010	2009	% Change	% Change
		(In thousands)
Product development	$5,325	$3,512	$14,534	$10,992	52%	32%
Sales and marketing	4,575	3,594	12,190	12,017	27%	1%
General and administrative	4,467	2,865	14,111	9,772	56%	44%

Operating expenses	$14,367	$9,971	$40,835	$32,781	44%	25%

Product Development Expenses
          Product development expenses increased $1.8 million, or 52%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to increased personnel costs. The increase in personnel costs is attributable primarily to increased compensation expense of $1.0 million and increased stock-based compensation expense of $510,000. The increase in compensation expense is due to a 38% increase in average headcount affected by a reduction in workforce in the third quarter of fiscal year 2009, additional hiring in connection with development projects, increased performance bonus expense due to the achievement of specified financial metrics for the year-to date period and an increase in the number of individuals eligible for such bonus.
          Product development expenses increased $3.5 million, or 32%, for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, due to increased personnel costs and, to a lesser extent, increased professional services fees. The increase in personnel costs is attributable to increased compensation expense of $1.7 million and increased stock-based compensation expense of $1.1 million. The increased performance bonus expense is due to the achievement of specified financial metrics for the year-to-date period, as well as an increase in the number of individuals eligible for such bonus. The increase in compensation expense is due to increased performance bonus expense due to the achievement of specified financial metrics for the year-to-date period and an increase in the number of individuals eligible for such bonus, as well as a 12% increase in average headcount affected by a reduction in workforce in the third quarter of fiscal 2009 and additional hiring in connection with development projects. Professional services fees increased $394,000 also due to these development projects.
Sales and Marketing Expenses
          Sales and marketing expenses increased $1.0 million, or 27%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 due to increased personnel costs. The increase in personnel costs is due to increased stock-based compensation expense of $708,000 and, to a lesser extent, increased compensation expense of $295,000. The increase in compensation expense is due to increased performance bonus and commission expenses associated with the achievement of specified financial metrics for the year-to-date period, partially offset by a 17% decline in average headcount.
          Sales and marketing expenses increased $173,000, or 1%, for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009 due to increased personnel costs. The increase in personnel costs is due to increased stock-based compensation expense of $1.2 million, partially offset by a decline in compensation expense of $0.9 million. The decline in compensation expense is due to a decrease of 21% in average headcount.
General and Administrative Expenses
          General and administrative expenses increased $1.6 million, or 56%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to increased professional service fees of $618,000, increased compensation expense of $323,000, increased stock-based compensation expense of $251,000 and various smaller increases in general and administrative expenses. Professional service fees increased due to our continued investment in corporate infrastructure and related expenses associated with being a public company, including increased legal, accounting and tax costs, investor relations, higher insurance premiums and compliance costs. Compensation expense increased due to a 31% increase in average headcount and increased performance bonus expense associated with the achievement of specified financial metrics for the year-to-date period.
          General and administrative expenses increased $4.3 million, or 44%, for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, due to increased stock-based compensation expense of $2.9 million, increased professional services fees of $524,000, increased compensation expense of $620,000, direct acquisition costs of $281,000 and various smaller increases in general and administrative expenses, partially offset by a decline in legal expenses of $544,000. The increase in stock-based compensation expense was driven by the grant of fully-vested options to certain members of our board of directors in conjunction with an increase in the fair value our common stock. Professional services fees increased due to our continued investment in corporate infrastructure and related expenses associated with being a public company, including increased accounting and tax costs, investor relations, higher insurance premiums and compliance costs. The increase in compensation expense is due to a 13% increase in average headcount due to our continued investment in corporate infrastructure, as well as increased performance bonus expense associated with the achievement of specified financial metrics for the year-to-date period. The decline in legal expense is due to the settlement of an ongoing legal matter in the fourth quarter of fiscal year 2009.
Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended		Three-	Nine-
	March 31,		March 31,		Month	Month
	2010	2009	2010	2009	% Change	% Change
		(In thousands)
Interest income	$16	$44	$33	$221	(64)%	(85)%
Interest expense	(1,302)	(879)	(2,931)	(2,749)	48%	7%
Other income (expense), net	(64)	(16)	221	(256)	(300)%	186%

	$(1,350)	$(851)	$(2,677)	$(2,784)	(59)%	4%

     Interest and other income (expense), net declined $499,000, or 59%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to the draw down on our credit facility.
     Interest and other income (expense), net increased $107,000, or 4%, for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, due to an increase in other income (expense) of $477,000, partially offset by an increase in interest expense of $182,000 and a decline in interest income of $188,000. Other income (expense), net increased due to a legal settlement payment received in the second quarter of fiscal year 2010, as well as foreign exchange gains recorded in connection with the weakening of the U.S. dollar against the Canadian dollar. The decline in interest income is attributable to lower interest rates on investments. The increase in interest expense is attributable to the draw down on our credit facility, partially offset by lower non-cash imputed interest on acquisition-related notes payable.
Provision for Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(In thousands)
Provision for taxes	$3,538	$5,818	$10,731	$10,084
Effective tax rate	40%	48%	43%	46%
     The decrease in our effective tax rate for the three and nine months ended March 31, 2010 compared to the three and nine months ended March 31, 2009, was driven by a decrease in our deferred tax assets in fiscal 2009 due to state tax law changes and the release of tax-related reserves in fiscal 2010.
Liquidity and Capital Resources
     Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities.
     Our principal sources of liquidity as of March 31, 2010, consisted of cash and cash equivalents of $175.3 million and our revolving credit facility which had $98.2 million available for borrowing. We believe that our existing cash, cash equivalents, available borrowings under the credit facility and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.
Net Cash Provided by Operating Activities
     Net cash provided by operating activities was $30.0 million and $25.9 million in the nine months ended March 31, 2010 and 2009, respectively. Our net cash provided by operating activities is primarily the result of our net income adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in working capital components, and is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.
     Net cash provided by operating activities in the nine months ended March 31, 2010, was due to net income of $14.2 million, non-cash depreciation, amortization and stock-based compensation expense of $23.9 million and an increase in accounts payable and accrued liabilities of $10.0 million, partially offset by an increase in accounts receivable of $11.3 million, an increase in prepaid expenses and other assets of $5.3 million and an increase in excess tax benefits from the exercise of stock options of $1.8 million. The increase in accounts receivable and accrued liabilities, which include accrued media costs, is attributable to increased revenue, as well as timing of receipts. The increase in prepaid expenses and other assets and accounts payable are primarily due to timing of payments.
     Net cash provided by operating activities in the nine months ended March 31, 2009 was driven by net income of $12.0 million, non-cash depreciation, amortization and stock-based compensation expense of $16.8 million, a net increase in accounts payable and accrued liabilities of $1.9 million and an increase in our provision for sales returns and doubtful accounts receivable of $1.4 million, partially offset by an increase in accounts receivable of $6.5 million. The increase in accounts receivable is attributable to increased revenue, as well as timing of receipts. The net increase in accounts payable and accrued liabilities is due to timing of payments. The increase in our provision for sales returns is due to the adverse market conditions during the second half of fiscal year 2009.
Net Cash Used in Investing Activities
     Our investing activities include acquisitions of media websites and businesses; purchases, sales and maturities of marketable securities; capital expenditures; and capitalized internal development costs. Net cash used in investing activities was $56.0 million and $18.9 million in the nine months ended March 31, 2010 and 2009, respectively.
     Cash used in investing activities in the nine months ended March 31, 2010 was primarily due to our acquisitions of Internet.com, Insure.com and HSH. We acquired the website business of the Internet.com division of WebMediaBrands, Inc. for an initial $16.0 million cash payment. We acquired the website business of Insure.com from LifeQuotes, Inc., an Illinois-based online insurance quote service and brokerage business, for an initial $15.0 million cash payment. We acquired HSH, a New Jersey-based online company providing comprehensive mortgage rate information, for an initial $6.0 million cash payment. Cash used in investing activities in the nine months ended March 31, 2010 was also affected by purchases of the operations of 22 other website publishing businesses for an aggregate of $14.6 million in cash payments, which included $4.5 million of contingent consideration related to the acquisition of Surehits in fiscal year 2008.
     Cash used in investing activities in the nine months ended March 31, 2009 was affected by the acquisition of U.S. Citizens for Fair Credit Card Terms, Inc, or CardRatings, an Arkansas-based online marketing company, for an initial cash payment of $10.4 million, as well as purchases of the operations of 25 other website publishing businesses for $10.1 million in cash payments. Sales and maturities of marketable securities contributed $2.3 million to cash flows from investing activities in the nine months ended March 31, 2009.
     Capital expenditures and internal software development costs totaled $3.2 million and $2.1 million in the nine months ended December 31, 2010 and 2009, respectively.
Net Cash Provided by or Used in Financing Activities
     Cash provided by financing activities was $176.2 million in the nine months ended March 31, 2010, compared to $1.6 million of cash used in financing activities in nine months ended March 31, 2009. Cash provided by financing activities in the nine months ended March 31, 2010 was primarily due to proceeds from our IPO, net of issuance costs, of $138.1 million and the draw-down of our credit facility of $43.3 million, partially offset by $7.9 million in principal payments on acquisition-related notes payable and our term loan.
     Cash used in financing activities in the nine months ended March 31, 2009 was due to $9.5 million in principal payments on acquisition-related notes payable and our term loan, as well as $1.4 million paid to repurchase our common stock, offset by proceeds from a draw-down of our credit facility of $8.6 million.
Off-Balance Sheet Arrangements
     We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheet.
Contractual Obligations
     Our contractual obligations relate primarily to borrowings under credit facilities, notes payables, operating leases and purchase obligations.
New Credit Facility
     In January 2010, we replaced our existing credit facility with a credit facility totaling $175.0 million. The new facility consist of a $35.0 million four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140.0 million four-year revolving credit line with an optional increase of $50.0 million. Borrowings under the credit facility are collateralized by our assets and interest is payable quarterly at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. The revolving credit line also requires a quarterly facility fee of 0.375% of the revolving credit line. The credit facility expires in January 2014. The loan and revolving credit line agreement restricts our ability to raise additional debt financing and pay dividends. In addition, we are required to maintain financial ratios computed as follows:
     1. Quick ratio: ratio of (i) the sum of unrestricted cash and cash equivalents and trade receivables less than 90 days from invoice date to (ii) current liabilities and face amount of any letters of credit less the current portion of deferred revenue.
     2. Fixed charge coverage: ratio of (i) trailing twelve months of Adjusted EBITDA to (ii) the sum of capital expenditures, net cash interest expense, cash taxes, cash dividends and trailing twelve months payments of indebtedness. Payment of unsecured indebtedness is excluded to the degree that sufficient unused revolving credit line exists such that the relevant debt payment could be made from the credit facility.
     3. Funded debt to Adjusted EBITDA: ratio of (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of Adjusted EBITDA.
     The credit facility also requires us to comply with other non-financial covenants. We were in compliance with the financial ratios as of March 31, 2010 and June 30, 2009.
New Lease
     As the existing lease for our corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expires in October 2010, we entered into a new lease agreement in February 2010 for approximately 63,998 square feet of office space located at 950 Tower Lane, Foster City, California. The term of the lease begins on November 1, 2010 and expires on the last day of the 96th full calendar month commencing on or after November 1, 2010. The monthly base rent will be abated for the first 12 calendar months under the lease. Thereafter the base rent will be $118,000 through the 24th calendar month of the term of the lease, after which the monthly base rent will increase to $182,000 for the subsequent 12 months. In the following years the monthly base rent will increase approximately 3% after each 12-month anniversary during the term of the lease, including any extensions under our options to extend.

     We have two options to extend the term of the lease for one additional year for each option following the expiration date of the lease or renewal term, as applicable.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
     To date, our international client agreements have been denominated solely in U.S. dollars, and accordingly, we have not been exposed to foreign currency exchange rate fluctuations related to client agreements, and do not currently engage in foreign currency hedging transactions. However, as the local accounts for our India and Canada operations are maintained in the local currency of India and Canada, we are subject to foreign currency exchange rate fluctuations associated with remeasurement to U.S. dollars. A hypothetical change of 10% in foreign currency exchange rates would not have had a material impact on our consolidated financial condition or results of operations for the nine months ended March 31, 2010 and the year ended June 30, 2009.
Interest Rate Risk
     We invest our cash, cash equivalents and short-term investments primarily in money market funds and short-term deposits with original maturities of less than three months. The unrestricted cash, cash equivalents and short-term investments are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents and short-term investments. Declines in interest rates would reduce future investment income. However, a hypothetical decline of 1% in the interest rate on our cash, cash equivalents and short-term investments would not have a material effect on our consolidated financial condition or results of operations.
     As of March 31, 2010, we had an outstanding credit facility with a total borrowing capacity of $175.0 million. Interest on borrowings under the credit facility is payable quarterly at specified margins above either LIBOR or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of March 31, 2010, we had $76.8 million outstanding under our credit facility. A hypothetical increase of 1% in the LIBOR-based interest rate on our credit facility would result in an increase in our quarterly interest expense of $0.2 million, assuming consistent borrowing levels.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.
Risks Related to Our Business and Industry
We operate in an immature industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects.
     We derive nearly all of our revenue from the sale of online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth in recent periods, we may not be able to sustain current revenue levels or growth rates. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:
•	maintain and expand client relationships;

•	sustain and increase the number of visitors to our websites;

•	sustain and grow relationships with third-party website publishers and other sources of web visitors;

•	manage our expanding operations and implement and improve our operational, financial and management controls;

•	raise capital at attractive costs, or at all;

•	acquire and integrate websites and other businesses;

•	successfully expand our footprint in our existing client verticals and enter new client verticals;

•	respond effectively to competition and potential negative effects of competition on profit margins;

•	attract and retain qualified management, employees and independent service providers;

•	successfully introduce new processes and technologies and upgrade our existing technologies and services;

•	protect our proprietary technology and intellectual property rights; and

•	respond to government regulations relating to the Internet, personal data protection, email, software technologies and other aspects of our business.
     If we are unable to address these risks, our business, results of operations and prospects could suffer.
If we do not effectively manage our growth, our operating performance will suffer and we may lose clients.
     We have experienced rapid growth in our operations and operating locations, and we expect to experience continued growth in our business, both through acquisitions and internal growth. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued rapid growth and acquisitions may make it more difficult for us to accomplish the following:
•	successfully scale our technology to accommodate a larger business and integrate acquisitions;

•	maintain our standing with key vendors, including Internet search companies and third-party website publishers;

•	maintain our client service standards; and

•	develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures.
     In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations. The improvements required to manage our growth will require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage our growth, our operating performance will suffer and we may lose clients, key vendors and key personnel.
We depend upon Internet search companies to attract a significant portion of the visitors to our websites, and any change in the search companies’ search algorithms or perception of us or our industry could result in our websites being listed less prominently in either paid or algorithmic search result listings, in which case the number of visitors to our websites and our revenue could decline.
     We depend in significant part on various Internet search companies, such as Google, Microsoft and Yahoo!, and other search websites to direct a significant number of visitors to our websites to provide our online marketing services to our clients. Search websites typically provide two types of search results, algorithmic and paid listings. Algorithmic, or organic, listings are determined and displayed solely by a set of formulas designed by search companies. Paid listings can be purchased and then are displayed if particular words are included in a user’s Internet search. Placement in paid listings is generally not determined solely on the bid price, but also takes into account the search engines’ assessment of the quality of website featured in the paid listing and other factors. We rely on both algorithmic and paid search results, as well as advertising on other websites, to direct a substantial share of the visitors to our websites.
     Our ability to maintain the number of visitors to our websites from search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. Throughout the years we have experienced fluctuations in the search result rankings for a number of our websites. We may make decisions that are suboptimal regarding the purchase of paid listings or our proprietary bid management technologies may contain defects or otherwise fail to achieve their intended results, either of which could also reduce the number of visitors to our websites or cause us to incur additional costs. We may also make decisions that are suboptimal regarding the placement of advertisements on other websites and pricing, which could increase our costs to attract such visitors or cause us to incur unnecessary costs. Our approaches may be deemed similar to those of our competitors and others in our industry that Internet search websites may consider to be unsuitable or unattractive. Internet search websites could deem our content to be unsuitable or below standards or less attractive or worthy than those of other or competing websites. In either such case, our websites may receive less favorable placement. Any reduction in the number of visitors to our websites would negatively affect our ability to earn revenue. If visits to our websites decrease, we may need to resort to more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability.
Our future growth depends in part on our ability to identify and complete acquisitions.
     Our growth over the past several years is in significant part due to the large number of acquisitions we have completed. Since the beginning of fiscal year 2007, we have completed over 100 acquisitions of third-party website publishing businesses and other businesses that are complementary to our own. We intend to pursue acquisitions of complementary businesses and technologies to expand our capabilities, client base and media. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. However, we may not be successful in identifying suitable acquisition candidates or be able to complete acquisitions of such candidates. In addition, we may not be able to obtain financing on favorable terms, or at all, to fund acquisitions that we may wish to pursue.
Any acquisitions that we complete will involve a number of risks. If we are unable to address and resolve these risks successfully, such acquisitions could harm our business, results of operations and financial condition.
     The anticipated benefit of any acquisitions that we complete may not materialize. In addition, the process of integrating acquired businesses or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:
•	diversion of management time and potential business disruptions;

•	difficulties integrating and supporting acquired products or technologies;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities, incurrence of debt or reduction in cash balances;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient revenue to offset increased expenses associated with acquisitions;

•	underperformance problems associated with acquisitions; and

•	becoming involved in acquisition-related litigation.
     Foreign acquisitions would involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political, administrative and management, and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delay or other operating problems. Our inability to resolve such risks could harm our business and results of operations.
A substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects would be adversely impacted.
     A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 32% and 24% of our net revenue for the fiscal year 2009 and the nine-month period ended March 31, 2010, respectively. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. DeVry Inc., one of our large clients, has recently retained an advertising agency and has reduced its purchases of leads from us. DeVry and other clients may reduce their current level of business with us, leading to lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.
We are dependent on two market verticals for a majority of our revenue.
     To date, we have generated a majority of our revenue from clients in our education vertical. We expect that a majority of our revenue in fiscal year 2010 will be generated from clients in our education and financial services verticals. A downturn in economic or market conditions adversely affecting the education industry or the financial services industry would negatively impact our business and financial condition. Over the past year and a half, education marketing spending has remained relatively stable, but this stability may not continue. Marketing budgets for clients in our education vertical are affected by a number of factors, including the availability of student financial aid, the regulation of for-profit financial institutions and economic conditions. Over the past year, some segments of the financial services industry, particularly mortgages, credit cards and deposits, have seen declines in marketing budgets given the difficult market conditions. These declines may continue or worsen. In addition, the education and financial services industries are highly regulated. Changes in regulations or government actions may negatively impact our clients’ marketing practices and budgets and, therefore, adversely affect our financial results.
     The United States Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The regulations promulgated under the Higher Education Act specify a number of types of compensation, or “safe harbors,” that do not constitute incentive compensation in violation of this agreement. One of these safe harbors permits an institution to award incentive compensation for Internet-based recruitment and admission activities that provide information about the institution to prospective students, refer prospective students to the institution, or permit prospective students to apply for admission online. From November 2009 until January 2010, the U.S. Department of Education engaged in a negotiated rulemaking process during which it suggested repealing all existing safe harbors regarding incentive compensation in recruiting, including the Internet safe harbor. Because the negotiated rulemaking did not reach consensus on proposed regulations, the Department of Education has announced that it will be issuing proposed regulations on incentive compensation and other matters. The statutory deadline for publication of final regulations is November 1, 2010. While we do not believe that compensation for our services constitutes incentive compensation under the Higher Education Act, the elimination of the safe harbors could create uncertainty for our education clients and impact the way in which we are paid by our clients and, accordingly, could reduce the amount of revenue we generate from the education client vertical.
     In addition, some of our clients have had and may in the future have issues regarding their academic accreditation, which can adversely affect their ability to offer certain degree programs. If any of our significant education clients lose their accreditation, they may reduce or eliminate their marketing spending, which could adversely affect our financial results.
If we are unable to retain the members of our management team or attract and retain qualified management team members in the future, our business and growth could suffer.
     Our success and future growth depend, to a significant degree, on the continued contributions of the members of our management team. Each member of our management team is an at-will employee and may voluntarily terminate his or her employment with us at any time with minimal notice. We also may need to hire additional management team members to adequately manage our growing business. We may not be able to retain or identify and attract additional qualified management team members. Competition for experienced management-level personnel in our industry is intense. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Members of our management team have also become, or will soon become, substantively vested in their stock option grants. Management team members may be more likely to leave as a result of the recent establishment of a public market for our common stock. If we lose the services of any of our senior managers or if we are unable to attract and retain additional qualified senior managers, our business and growth could suffer.
We need to hire and retain additional qualified personnel to grow and manage our business. If we are unable to attract and retain qualified personnel, our business and growth could be seriously harmed.
     Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization and, in particular, in our engineering/technology, sales and marketing, media, finance and legal/regulatory teams. We plan to continue to grow our business and will need to hire additional personnel to support this growth. We have found it difficult from time to time to locate and hire suitable personnel. If we experience similar difficulties in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Many of our employees have also become, or will soon become, substantially vested in their stock option grants. Employees may be more likely to leave us as a result of the recent establishment of a public market for our common stock. If we are unable to attract and retain the personnel we need to succeed, our business and growth could be harmed.
We depend on third-party website publishers for a significant portion of our visitors, and any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.
     A significant portion of our revenue is attributable to visitors originating from advertising placements that we purchase on third-party websites. In many instances, website publishers can change the advertising inventory they make available to us at any time and, therefore, impact our revenue. In addition, website publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a website publisher decides not to make advertising inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find advertising inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and website publishers could eventually lead to a concentration of desirable inventory on a small number of websites or networks, which could limit the supply of inventory available to us or increase the price of inventory to us. We cannot assure you that we will be able to acquire advertising inventory that meets our clients’ performance, price and quality requirements. If any of these things occur, our revenue could decline or our operating costs may increase.
We have incurred a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.
     As of March 31, 2010, we had an outstanding term loan with a principal balance of $35.0 million and a revolving credit line pursuant to which we can borrow up to an additional $140.0 million. As of such date, we had drawn $41.8 million from our revolving credit line. As of March 31, 2010, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $28.6 million. As a result of our debt:
•	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions;

•	we may not have sufficient liquidity to fund all of these costs if our revenue declines or costs increase; and

•	we may not have sufficient funds to repay the principal balance of our debt when due.
     Our debt obligations may also impair our ability to obtain additional financing, if needed. Our indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. In addition, even if we are able to raise needed equity financing, we are required to use a portion of the net proceeds of certain types of equity financings to repay the outstanding balance of our term loan. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under our credit facilities or repay the accelerated indebtedness or otherwise cover our costs.
The severe economic downturn in the United States poses additional risks to our business, financial condition and results of operations.
     The United States has experienced, and is continuing to experience, a severe economic downturn. The credit crisis, deterioration of global economies, potential insolvency of one or more countries globally, high unemployment and reduced equity valuations all create risks that could harm our business. If macroeconomic conditions worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically. Clients in particular verticals such as financial services, particularly mortgage, credit cards and deposits, small- and medium-sized business customers and home services are facing very difficult conditions and their marketing spend has been negatively affected. These conditions could also damage our business opportunities in existing markets, and reduce our revenue and profitability. While the effect of these and related conditions poses widespread risk across our business, we believe that it may particularly affect our efforts in the mortgage, credit cards and deposits, small- and medium-sized business and home services verticals, due to reduced availability of credit for households and business and reduced household disposable income. Economic conditions may not improve or may worsen.
Our operating results have fluctuated in the past and may do so in the future, which makes our results of operations difficult to predict and could cause our operating results to fall short of analysts’ and investors’ expectations.
     While we have experienced continued revenue growth, our prior quarterly and annual operating results have fluctuated due to changes in our business, our industry and the general economic climate. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:
•	changes in demand and pricing for our services;

•	changes in our pricing policies, the pricing policies of our competitors, or the pricing of Internet advertising or media;

•	the addition of new clients or the loss of existing clients;

•	changes in our clients’ advertising agencies or the marketing strategies our clients or their advertising agencies employ;

•	changes in the economic prospects of our clients or the economy generally, which could alter current or prospective clients’ spending priorities, or could increase the time or costs required to complete sales with clients;

•	changes in the availability of Internet advertising or the cost to reach Internet visitors;

•	changes in the placement of our websites on search engines;

•	the introduction of new product or service offerings by our competitors; and

•	costs related to acquisitions of businesses or technologies.
Our quarterly revenue and operating results may fluctuate significantly from quarter to quarter due to seasonal fluctuations in advertising spending.
     The timing of our revenue, particularly from our education client vertical, is affected by seasonal factors. For example, the first quarter of each fiscal year typically demonstrates seasonal strength and our second fiscal quarter typically demonstrates seasonal weakness. In our second fiscal quarter, our education clients often take fewer leads due to holiday staffing and lower availability of lead supply caused by higher media pricing for some forms of media during the holiday period, causing our revenue to be sequentially lower. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. To the extent our rate of growth slows, we expect that the seasonality in our business may become more apparent and may in the future cause our operating results to fluctuate to a greater extent.
We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available or may not be available on favorable terms and our business and financial condition could therefore be adversely affected.
     While we anticipate that our existing cash and cash equivalents, together with availability under our existing credit facility, cash balances and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. In addition, pursuant to the terms of our credit facility, we are required to use a portion of the net proceeds of certain equity financings to repay the outstanding balance of our term loan. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.
If we fail to compete effectively against other online marketing and media companies and other competitors, we could lose clients and our revenue may decline.
     The market for online marketing is intensely competitive. We expect this competition to continue to increase in the future. We perceive only limited barriers to entry to the online marketing industry. We compete both for clients and for limited high quality advertising inventory. We compete for clients on the basis of a number of factors, including return on marketing expenditures, price, and client service.
     We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:
•	online marketing or media services providers such as Monster Worldwide in the education vertical and Bankrate in financial services;

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks such as Google, Yahoo!, MSN, and AOL;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	website publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups at current or potential clients;

•	offline direct marketing agencies; and

•	television, radio and print companies.

     Competition for web traffic among websites and search engines, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, MSN, and AOL, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to deliver results that are superior to those that other online marketing service providers achieve, we could lose clients and our revenue may decline.
If the market for online marketing services fails to continue to develop, our future growth may be limited and our revenue may decrease.
     The online marketing services market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. Some of our current or potential clients have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. We cannot assure you that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, our ability to grow our business may be limited and our revenue may decrease.
Third-party website publishers can engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.
     We generate a significant portion of our web visitors from media advertising that we purchase from third-party website publishers. Some of these publishers are authorized to display our clients’ brands, subject to contractual restrictions. In the past, some of our third-party website publishers have engaged in activities that certain of our clients have viewed as harmful to their brands, such as displaying outdated descriptions of a client’s offerings or outdated logos. Any activity by publishers that clients view as potentially damaging to their brands can harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, the law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party website publishers. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, damages for the unauthorized or unlawful acts of third-party website publishers.
Poor perception of our business or industry as a result of the actions of third parties could harm our reputation and adversely affect our business, financial condition and results of operations.
     Our business is dependent on attracting a large number of visitors to our websites and providing leads and clicks to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that our clients’ customers may view as unlawful or inappropriate. These activities, such as spyware or deceptive promotions, by third parties may be seen by clients as characteristic of participants in our industry and, therefore, may have an adverse effect on the reputation of all participants in our industry, including us. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.
Because many of our client contracts can be cancelled by the client with little prior notice or penalty, the cancellation of one or more contracts could result in an immediate decline in our revenue.
     We derive our revenue from contracts with our Internet marketing clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The non-renewal, renegotiation, cancellation, or deferral of large contracts, or a number of contracts that in the aggregate account for a significant amount of our revenue, is difficult to anticipate and could result in an immediate decline in our revenue.
Unauthorized access to or accidental disclosure of consumer personally-identifiable information that we collect may cause us to incur significant expenses and may negatively affect our credibility and business.
     There is growing concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors and attract and retain our clients, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information.
If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.
     Our ability to compete effectively depends upon our proprietary systems and technology. We rely on trade secret, trademark and copyright law, confidentiality agreements, technical measures and patents to protect our proprietary rights. We currently have one patent application pending in the United States and no issued patents. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.
     We are a party to a number of third-party intellectual property license agreements and in the future, may need to obtain additional licenses or renew existing license agreements. We are unable to predict with certainty whether these license agreements can be obtained or renewed on commercially reasonable terms, or at all.
     We have from time to time become aware of third parties who we believe may have infringed on our intellectual property rights. The use of our intellectual property rights by others could reduce any competitive advantage we have developed and cause us to lose clients, third-party website publishers or otherwise harm our business. Policing unauthorized use of our proprietary rights can be difficult and costly. In addition, litigation, while it may be necessary to enforce or protect our intellectual property rights or to defend litigation brought against us, could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits.

Confidentiality agreements with employees, consultants and others may not adequately prevent disclosure of trade secrets and other proprietary information.
     We have devoted substantial resources to the development of our proprietary systems and technology. In order to protect our proprietary systems and technology, we enter into confidentiality agreements with our employees, consultants, independent contractors and other advisors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and we cannot assure you that our rights under such agreements will be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have and cause us to lose clients, publishers or otherwise harm our business.
Third parties may sue us for intellectual property infringement which, if successful, could require us to pay significant damages or curtail our offerings.
     We cannot be certain that our internally-developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. We have in the past and may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of a third-party. These claims sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents, if any, may therefore provide little or no deterrence. In addition, third parties have asserted and may in the future assert intellectual property infringement claims against our clients, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property related infringement claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages, or limit or curtail our systems and technologies. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.
     Additionally, the laws relating to use of trademarks on the Internet are currently unsettled, particularly as they apply to search engine functionality. For example, other Internet marketing and search companies have been sued in the past for trademark infringement and other intellectual property-related claims for the display of ads or search results in response to user queries that include trademarked terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. For this reason, it is conceivable that certain of our activities could expose us to trademark infringement, unfair competition, misappropriation or other intellectual property related claims which could be costly to defend and result in substantial damages or otherwise limit or curtail our activities, and adversely affect our business or prospects.
Our proprietary technologies may include design or performance defects and may not achieve their intended results, either of which could impair our future revenue growth.
     Our proprietary technologies are relatively new, and they may contain design or performance defects that are not yet apparent. The use of our proprietary technologies may not achieve the intended results as effectively as other technologies that exist now or may be introduced by our competitors, in which case our business could be harmed.
If we fail to keep pace with rapidly-changing technologies and industry standards, we could lose clients or advertising inventory and our results of operations may suffer.
     The business lines in which we currently compete are characterized by rapidly-changing Internet media and marketing standards, changing technologies, frequent new product and service introductions, and changing user and client demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend in part on our ability to adapt to these rapidly-changing Internet media formats and other technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our clients’ changing demands. If we fail to adapt successfully to such developments or timely introduce new technologies and services, we could lose clients, our expenses could increase and we could lose advertising inventory.
Changes in government regulation and industry standards applicable to the Internet and our business could decrease demand for our technologies and services or increase our costs.
     Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could increase the costs of conducting business on the Internet and could decrease demand for our technologies and services.
     In the United States, federal and state laws have been enacted regarding copyrights, sending of unsolicited commercial email, user privacy, search engines, Internet tracking technologies, direct marketing, data security, children’s privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, taxation and acceptable content and quality of goods. Other laws and regulations may be adopted in the future. Laws and regulations, including those related to privacy and use of personal information, are changing rapidly outside the United States as well which may make compliance with such laws and regulations difficult and which may negatively affect our ability to expand internationally. This legislation could: (i) hinder growth in the use of the Internet generally; (ii) decrease the acceptance of the Internet as a communications, commercial and advertising medium; (iii) reduce our revenue; (iv) increase our operating expenses; or (v) expose us to significant liabilities.
     The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. While we actively monitor this changing legal and regulatory landscape to stay abreast of changes in the laws and regulations applicable to our business, we are not certain how our business might be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, libel, obscenity and export or import matters to the Internet advertising industry. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market. It may take years to determine how existing laws apply to the Internet and Internet marketing. Such uncertainty makes it difficult to predict costs and could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.
     In particular, a number of U.S. federal laws impact our business. The Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. In addition, the United States Higher Education Act provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The regulations promulgated under the Higher Education Act specify a number of types of compensation, or “safe harbors,” that do not constitute incentive compensation in violation of this agreement. One of these safe harbors permits an institution to award incentive compensation for Internet-based recruitment and admission activities that provide information about the institution to prospective students, refer prospective students to the institution, or permit prospective students to apply for admission online. From November 2009 to January 2010, the U.S. Department of Education engaged in a negotiated rulemaking process in which it suggested repealing all existing safe harbors regarding incentive compensation in recruiting, including the Internet safe harbor. Because the negotiated rulemaking did not reach consensus on proposed regulations, the Department of Education has announced it will be issuing proposed regulations on incentive compensation and other matters. The statutory deadline for publication of final regulations is November 1, 2010. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.
     The financial services, education and medical industries are highly regulated and our marketing activities on behalf of our clients in those industries are also regulated. For example, our mortgage websites and marketing services we offer are subject to various federal, state and local laws, including state mortgage broker licensing laws, federal and state laws prohibiting unfair acts and practices, and federal and state advertising laws. Any failure to comply with these laws and regulations could subject us to revocation of required licenses, civil, criminal or administrative liability, damage to our reputation or changes to or limitations on the conduct of our business. Any of the foregoing could cause our business, operations and financial condition to suffer.
New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our marketing services and our financial results.
     Due to the global nature of the Internet, it is possible that, although our services and the Internet transmissions related to them originate in California and Nevada, and in some cases, England, governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. We have experienced certain states taking expansive positions with regard to their taxation of our services. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New or revised state tax regulations may subject us or our affiliates to additional state sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
Limitations on our ability to collect and use data derived from user activities could significantly diminish the value of our services and cause us to lose clients and revenue.
     When a user visits our websites, we use technologies, including “cookies”, to collect information such as the user’s Internet Protocol, or IP, address, offerings delivered by us that have been previously viewed by the user and responses by the user to those offerings. In order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign, we need to access and analyze this information. The use of cookies has been the subject of regulatory scrutiny and users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our clients’ marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial and medical services client verticals. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.
As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.
     We create original content for our websites and marketing messages and distribute third-party content on our websites and in our marketing messages. As a creator and distributor of original content and third-party provided content, we face potential liability based on a variety of theories, including defamation, negligence, deceptive advertising, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information. It is also possible that our website visitors could make claims against us for losses incurred in reliance upon information provided on our websites. In addition, as the number of users of forums and social media features on our websites increases, we could be exposed to liability in connection with material posted to our websites by users and other third parties. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.
Wireless devices and mobile phones are increasingly being used to access the Internet, and our online marketing services may not be as effective when accessed through these devices, which could cause harm to our business.
     The number of people who access the Internet through devices other than personal computers has increased substantially in the last few years. Our online marketing services were designed for persons accessing the Internet on a desktop or laptop computer. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our offerings. In addition, the cost of mobile advertising is relatively high and may not be cost-effective for our services. If our services continue to be less effective or economically attractive for clients seeking to engage in marketing through these devices and this segment of web traffic grows at the expense of traditional computer Internet access, we will experience difficulty attracting website visitors and attracting and retaining clients and our operating results and business will be harmed.
We may not succeed in expanding our businesses outside the United States, which may limit our future growth.
     One potential area of growth for us is in the international markets. However, we have limited experience in marketing, selling and supporting our services outside of the United States and we may not be successful in introducing or marketing our services abroad. There are risks inherent in conducting business in international markets, such as:
•	the adaptation of technologies and services to foreign clients’ preferences and customs;

•	application of foreign laws and regulations to us, including marketing and privacy regulations;

•	changes in foreign political and economic conditions;

•	tariffs and other trade barriers, fluctuations in currency exchange rates and potentially adverse tax consequences;

•	language barriers or cultural differences;

•	reduced or limited protection for intellectual property rights in foreign jurisdictions;

•	difficulties and costs in staffing, managing or overseeing foreign operations; and

•	education of potential clients who may not be familiar with online marketing.
     If we are unable to successfully expand and market our services abroad, our business and future growth may be harmed and we may incur costs that may not lead to future revenue.
We rely on Internet bandwidth and data center providers and other third parties for key aspects of the process of providing services to our clients, and any failure or interruption in the services and products provided by these third parties could harm our business.
     We rely on third-party vendors, including data center and Internet bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate analysis and storage of data and delivery of offerings. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and services could adversely affect our business and could expose us to liabilities to third parties.
     Our systems also heavily depend on the availability of electricity, which also comes from third-party providers. If we or third-party data centers which we utilize were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Furthermore, we do not currently have backup generators at our Foster City, California headquarters. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results for the period of time in which any disruption of utility services to us occurs.
Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our services, which could cause us to lose clients and harm our operating results.
     Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately and/or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events.
     We lease or maintain server space in various locations, including in San Francisco, California. Our California facilities are located in areas with a high risk of major earthquakes. Our facilities are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our facilities could result in lengthy interruptions in our service.
     Any unscheduled interruption in our service would result in an immediate loss of revenue. If we experience frequent or persistent system failures, the attractiveness of our technologies and services to clients and website publishers could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin, and may not be successful in reducing the frequency or duration of unscheduled interruptions.
Any constraints on the capacity of our technology infrastructure could delay the effectiveness of our operations or result in system failures, which would result in the loss of clients and harm our business and results of operations.
     Our future success depends in part on the efficient performance of our software and technology infrastructure. As the numbers of websites and Internet users increase, our technology infrastructure may not be able to meet the increased demand. A sudden and unexpected increase in the volume of user responses could strain the capacity of our technology infrastructure. Any capacity constraints we experience could lead to slower response times or system failures and adversely affect the availability of websites and the level of user responses received, which could result in the loss of clients or revenue or harm to our business and results of operations.
We could lose clients if we fail to detect click-through or other fraud on advertisements in a manner that is acceptable to our clients.
     We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites. We may in the future have to refund revenue that our clients have paid to us and that was later attributed to, or suspected to be caused by, fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which a web publisher is to be compensated. From time to time we have experienced fraudulent clicks or actions and we do not charge our clients for such fraudulent clicks or actions when they are detected. It is conceivable that this activity could negatively affect our profitability, and this type of fraudulent act could hurt our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Additionally, we have from time to time had to terminate relationships with web publishers who we believed to have engaged in fraud and we may have to do so in future. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such web publishers.
We incur significant costs as a result of operating as a public company, which may adversely affect our operating results and financial condition.
     As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Global Market. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
     In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the fiscal year ending June 30, 2011, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our ability to operate our business.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action.
Risks Related to the Ownership of Our Common Stock
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
     Prior to our initial public offering there was no public market for shares of our common stock, and an active public market for our shares may not develop or be sustained. The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:
•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals; and

•	a slowdown in our industry or the general economy.
     In recent years, the stock market in general, and the market for technology and Internet-based companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
     The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Our directors, executive officers and principal stockholders and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.
     As of March 31, 2010, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate the majority of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:
•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
Future sales of shares by existing stockholders could cause our stock price to decline.
     If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up pertaining to our public offering, which period expires in August 2010, the trading price of our common stock could decline significantly. Based on shares outstanding as of March 31, 2010, we have outstanding 45,059,723 shares of common stock. Of these shares, only the 10,000,000 shares of common sold in the initial public offering stock are freely tradable, without restriction, in the public market. The underwriters of our initial public offering may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements.
     After the lock-up agreements pertaining to our common stock expire in August 2010 and based on shares outstanding as of March 31, 2010, the remaining 35,059,723 shares will be eligible for sale in the public market. In addition, (i) the 11,661,764 shares subject to outstanding options under our equity incentive plans as of March 31, 2010 and (ii) the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.
We have broad discretion to determine how to use the funds raised in our initial public offering and may use them in ways that may not enhance our operating results or the price of our common stock.
     Our management has broad discretion over the use of proceeds from our initial public offering, and we could spend the proceeds from the initial public offering in ways our stockholders may not agree with or that do not yield a favorable return. We have been using and intend to continue to use the net proceeds from our initial public offering for working capital, capital expenditures and other general corporate purposes. We may also use and continue to use a portion of the net proceeds to make repayments on our debt or acquire other businesses, products or technologies. If we do not invest or apply the proceeds of our initial public offering in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.
Provisions in our charter documents under Delaware law and in contractual obligations, could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
     Our amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:
•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
     We are subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. For a description of our capital stock, see “Description of Capital Stock.”
We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
     We do not intend to declare and pay dividends on our capital stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     On February 4, 2010, prior to our initial public offering, we granted options to purchase 322,300 shares of our common stock under our 2008 Equity Incentive Plan with an exercise price of $19.00. From January 1, 2010 to March 17, 2010, the date we filed a Registration Statement on Form S-8 with regard to such plan, certain of our employees exercised options to purchase 137,126 shares of our common stock pursuant to options issued under the Company’s 2008 Equity Incentive Plan at an average purchase price of $2.08 per share for an aggregate purchase price of $284,820. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Rule 701 or Section 4(2) of the Securities Act of 1933, as amended.
Use of Proceeds
     On February 10, 2010, our registration statement on Form S-1 (File No. 333-163228) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 10,000,000 shares of common stock at a public offering price of $15.00 per share. The underwriters were Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated and J.P. Morgan Securities Inc. The offering was completed on February 17, 2010.

     As a result of the offering, we received net proceeds of $150.0 million, less underwriting discounts and commissions of $10.5 million and other offering costs of approximately $2.7 million, of which a portion remains unpaid. None of such payments was a direct or indirect payment to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or any of our other affiliates.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and restated certificate of incorporation.

3.2(1)	Amended and restated bylaws.

4.1(1)	Form of common stock certificate.

4.2(1)	Second Amended and Restated Investor Rights Agreement, by and between the registrant, Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.

10.1	Office Lease Metro Center, dated as of February 24, 2010, between the registrant and CA-Metro Center Limited Partnership.

21.1(1)	List of subsidiaries.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-1 (File No. 333-163228) and incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.
/s/ Kenneth Hahn
Kenneth Hahn
Chief Financial Officer (Principal Financial Officer and duly authorized signatory) Date: May 12, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and restated certificate of incorporation.

3.2(1)	Amended and restated bylaws.

4.1(1)	Form of common stock certificate.

4.2(1)	Second Amended and Restated Investor Rights Agreement, by and between the registrant, Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.

10.1	Office Lease Metro Center, dated as of February 24, 2010, between the registrant and CA-Metro Center Limited Partnership.

21.1(1)	List of subsidiaries.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-1 (File No. 333-163228) and incorporated by reference herein.