Form 10-K
period 2010-06-30
QUINSTREET, INC
filed 2010-09-13
CIK 1117297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34628
QuinStreet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0512121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1051 East Hillsdale Blvd., Suite 800
Foster City, California 94404
(Address of principal executive offices, including zip code)
(650) 587-7700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The NASDAQ Global Select Market on February 11, 2010. The aggregate market value of the voting stock held by non-affiliates of the registrant was $139,026,376 based on the number of shares held by non-affiliates of the registrant as of June 30, 2010, and based on the closing sale price of common stock as reported by the NASDAQ Global Select Market on June 30, 2010. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 31, 2010: 45,083,807

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2010 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this report, such as but not limited to:

•	our immature industry and relatively new business model;

•	our ability to manage our growth effectively;

•	our dependence on Internet search companies to attract Internet visitors;

•	our ability to successfully manage any recent or future acquisitions;

•	our dependence on a small number of large clients and our dependence on a small number of verticals for a majority of our revenue;

•	our ability to attract and retain qualified employees and key personnel;

•	changes in government regulation affecting our business or our clients’ businesses;

•	our ability to accurately forecast our operating results and appropriately plan our expenses;

•	our ability to compete in our industry;

•	our ability to enhance and maintain our client and vendor relationships;

•	our ability to develop new services and enhancements and features to meet new demands from our clients;

•	our ability to raise additional capital in the future, if needed;

•	general economic conditions in our domestic and potential future international markets; and

•	our ability to protect our intellectual property rights.

The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results may differ materially from those contained in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. You should not place undue reliance on any forward-looking statements.

Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations. We qualify all of our forward-looking statements by these cautionary statements.

Item 1.	Business

Our Company

QuinStreet is a leader in vertical marketing and media on the Internet. We have built a strong set of capabilities to engage Internet visitors with targeted media and to connect our marketing clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients. Our current primary client verticals are the education and financial services industries. We also have a presence in the home services, business-to-business, or B2B, and healthcare industries.

We generate revenue by delivering measurable online marketing results to our clients. These results are typically in the form of qualified leads or clicks, the outcomes of customer prospects submitting requests for information on, or to be contacted regarding, client products, or their clicking on or through to specific client offers. These qualified leads or clicks are generated from our marketing activities on our websites or on third-party websites with whom we have relationships. Clients primarily pay us for leads that they can convert into customers, typically in a call center or through other offline customer acquisition processes, or for clicks from our websites that they can convert into applications or customers on their websites. We are predominantly paid on a negotiated or market-driven “per lead” or “per click” basis. Media costs to generate qualified leads or clicks are borne by us as a cost of providing our services.

Founded in 1999, we have been a pioneer in the development and application of measurable marketing on the Internet. Clients pay us for the actual opt-in actions by prospects or customers that result from our marketing activities on their behalf, versus traditional impression-based advertising and marketing models in which an advertiser pays for more general exposure to an advertisement. We have been particularly focused on developing and delivering measurable marketing results in the search engine “ecosystem”, the entry point of the Internet for most of the visitors we convert into qualified leads or clicks for our clients. We own or partner with vertical content websites that attract Internet visitors from organic search engine rankings due to the quality and relevancy of their content to search engine users. We also acquire targeted visitors for our websites through the purchase of pay-per-click, or PPC, advertisements on search engines. We complement search engine companies by building websites with content and offerings that are relevant and responsive to their searchers, and by increasing the value of the PPC search advertising they sell by matching visitors with offerings and converting them into customer prospects for our clients.

Market Opportunity

Our clients are shifting more of their marketing budgets from traditional media channels such as direct mail, television, radio, and newspapers to the Internet because of increasing usage of the Internet by their potential customers. We believe that direct marketing is the most applicable and relevant marketing segment to us because it is targeted and measurable. According to the July 2009 research report, “Consumer Behavior Online: A 2009 Deep Dive,” by Forrester Research, Americans spend 33% of their time with media on the Internet, but online direct marketing was forecasted to represent only 16% of the $149 billion in total annual U.S. direct marketing spending in 2009, as reported by the Direct Marketing Association. The Internet is an effective direct marketing medium due to its targeting and measurability characteristics. If direct marketing budgets shift to the Internet in proportion to Americans’ share of time spent with media on the Internet — from 16% to 33% of the $149 billion in total spending — that could represent an increased market opportunity of $25 billion. In addition, as traditional media categories such as television and radio shift from analog to digital formats, they can become channels for the targeted and measurable marketing techniques and capabilities we have developed for the Internet, thus expanding our addressable market opportunity. Further future market potential will also come from international markets.

Change in marketing strategy and approach

We believe that marketing approaches are changing as budgets shift from offline, analog advertising media to digital advertising media such as Internet marketing. These changing approaches are fundamental, and require a shift to fundamentally new competencies, including:

From qualitative, impression-driven marketing to analytic, data-driven marketing

We believe that the growth in Internet marketing is enabling a more data-driven approach to advertising. The measurability of online marketing allows marketers to collect a significant amount of detailed data on the performance of their marketing campaigns, including the effectiveness of ad format and placement and user responses. This data can then be analyzed and used to improve marketing campaign performance and cost-effectiveness on substantially shorter cycle times than with traditional offline media.

From account management-based client relationships to results-based client relationships

We believe that marketers are becoming increasingly focused on strategies that deliver specific, measurable results. For example, marketers are attempting to better understand how their marketing spending produces measurable objectives such as meeting their target marketing cost per new customer. As marketers adopt more results-based approaches, the basis of client relationships with their marketing services providers is shifting from being more account management-based to being more results-oriented.

From marketing messages pushed on audiences to marketing messages pulled by self-directed audiences

Traditional marketing messages such as television and radio advertisements are broadcast to a broad audience. The Internet is enabling more self-directed and targeted marketing. For example, when Internet visitors click on PPC search advertisements, they are expressing an interest in and proactively engaging with information about a product or service related to that advertisement. The growth of self-directed marketing, primarily through online channels, allows marketers to present more targeted and potentially more relevant marketing messages to potential customers who have taken the first step in the buying process, which can in turn increase the effectiveness of marketers’ spending.

From marketing spending focused on large media buys to marketing spending optimized for fragmented media

We believe that media is becoming increasingly fragmented and that marketing strategies are changing to adapt to this trend. There are millions of Internet websites, tens of thousands of which have significant numbers of visitors. While this fragmentation can create challenges for marketers, it also allows for improved audience segmentation and the delivery of highly targeted marketing messages, but new technologies and approaches are necessary to effectively manage marketing given the increasing complexity resulting from more media fragmentation.

Increasing complexity of online marketing

Online marketing is a dynamic and increasingly complex advertising medium. There are numerous online channels for marketers to reach potential customers, including search engines, Internet portals, vertical content websites, affiliate networks, display and contextual ad networks, email, video advertising, and social media. We refer to these and other marketing channels as media. Each of these channels may involve multiple ad formats and different pricing models, amplifying the complexity of online marketing. We believe that this complexity increases the demand for our vertical marketing and media services due to our capabilities and to our experience managing and optimizing online marketing programs across multiple channels. Also marketers and agencies often lack our ability to aggregate offerings from multiple clients in the same industry vertical, an approach that allows us to cover a wide selection of visitor segments and provide more potential matches to Internet visitor needs. This approach can allow us to convert more Internet visitors into qualified leads or clicks from targeted media sources, giving us an advantage when buying or monetizing that media.

Our Business Model

We deliver cost-effective marketing results to our clients, predictably and scalably, most typically in the form of a qualified lead or click. These leads or clicks can then convert into a customer or sale for the client at a rate that results in an acceptable marketing cost to them. We get paid by clients primarily when we deliver qualified leads or clicks as defined in our agreements. Because we bear the costs of media, our programs must deliver a value to our clients and a media yield, or our ability to generate an acceptable margin on our media costs, that provides a sound financial outcome for us. Our general process is:

•	We own or access targeted media.

•	We run advertisements or other forms of marketing messages and programs in that media to create visitor responses or clicks through to client offerings.

•	We match these responses or clicks to client offerings or brands that meet visitor interests or needs, converting visitors into qualified leads or clicks.

•	We optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.

Media cost, or the cost to attract targeted Internet visitors, is the largest cost input to producing the measurable marketing results we deliver to clients. Balancing our clients’ cost and conversion objectives, or the rate at which the leads or clicks that we deliver to them convert into customers, with our media costs and yield objectives, represents the primary challenge in our business model. We have been able to effectively balance these competing demands by focusing on our media sources and capabilities, conversion optimization, and our mix of offerings and client coverage. We also seek to mitigate media cost risk by working with third-party website publishers predominantly on a revenue-share basis; media purchased on a non-revenue-share basis has represented a small minority of our media costs and of the Internet visitors we convert into qualified leads or clicks for clients.

Media and Internet visitor mix

We are a client-driven organization. We seek to be one of the largest providers of measurable marketing results on the Internet in the client industry verticals we serve by meeting the needs of clients for results, reliability and volume. Meeting those client needs requires that we maintain a diversified and flexible mix of Internet visitor sources due to the dynamic nature of online media. Our media mix changes with changes in Internet visitor usage patterns. We adapt to those changes on an ongoing basis, and also proactively adjust our mix of vertical media sources to respond to client or vertical-specific circumstances and to achieve our financial objectives. Our financial objectives are to achieve consistent, sustainable financial performance, but can differ by client or industry vertical, depending on factors such as our need to invest in the development of media sources, marketing programs, or client relationships. Generally, our Internet visitor sources include:

•	websites owned and operated by us, with content and offerings that are relevant to our clients’ target customers;

•	visitors acquired from PPC advertisements purchased on major search engines and sent to our websites;

•	revenue sharing agreements with third-party websites with whom we have a relationship and whose content is relevant to our clients’ target customers;

•	email lists owned by third parties and warranted to us by their owners to comply with the CAN-SPAM Act;

•	email lists owned by us, and generated on an opt-in basis from Internet visitors to our websites; and

•	display ads run through online advertising networks or directly with major websites or portals.

Conversion optimization

Once we acquire targeted Internet visitors from any of our numerous online media sources, we seek to convert that media into qualified leads or clicks at a rate that balances client results with our media costs or yield objectives. We start by defining the segments and interests of Internet visitors in our client verticals, and by providing them with the information and product offerings on our websites and in our marketing programs that best meet their needs.

Achieving acceptable client results and media yield then requires ongoing testing, measuring, analysis, feedback, and adaptation of the key components of our Internet marketing programs. These components include the marketing or advertising messaging, content mix, visitor navigation path, mix and coverage of client offerings presented, and point-of-sale conversion messaging — the content that is presented to an Internet visitor immediately prior to converting that individual into a lead or click for our clients. This data complexity is managed by us with technology, data reporting, marketing processes, and personnel. We believe that our scale and ten-year track record give us an advantage, as managing this complexity often implies a steep experience-based learning curve.

Offerings and client coverage

The Internet is a self-directed medium. Internet visitors choose the websites they visit and their online navigation paths, and always have the option of clicking away to a different website or web page. Having offerings or clients that match the interests or needs of website visitors is key to providing results and adequate media yield. Our vertical focus allows us to continuously revise and improve this matching process, to better understand the various segments of visitors and client offerings available to be matched, and to ensure that we enable Internet visitors to find what they seek.

Our Competitive Advantages

Vertical focus and expertise

We focus our efforts on large, attractive client market verticals, and on building our depth of media and coverage of clients and client offerings within them. We have been a pioneer in developing vertical marketing and media on the Internet, and in providing measureable marketing results to clients. We focus on clients who are moving their marketing spending to measurable online formats and on information-intensive client verticals with large underlying market opportunities and high product or customer lifetime values. This focus allows us to utilize targeted media, in-depth industry and client knowledge, and customer segmentation and breadth of client offerings, or coverage, to deliver results for our clients and greater media yield.

Measurable marketing experience and expertise

We have substantial experience at designing and deploying marketing programs that allow Internet visitors to find the information or product offerings they seek, and that can deliver economically attractive, measurable results to our clients, cost-effectively for us. Such results require frequent testing and balancing of numerous variables, including Internet visitor sources, mix of content and of client and product offerings, visitor navigation paths, prospect qualification, and advertising creative design, among others. The complexity of executing these marketing campaigns is challenging. Due to our scale and ten-year track record, we have successfully executed thousands of Internet marketing programs, and we have gained significant experience managing and optimizing this complexity to meet our clients’ volume, quality and cost objectives.

Targeted media

Targeted media attracts Internet visitors who are relatively narrowly focused demographically or in their interests. Targeted media can deliver better measurable marketing results for our clients, at lower media costs for us, due to higher rates of conversion of Internet visitors into leads or clicks for targeted offerings and, often, due to less competition from display advertisers. We have significant experience at creating, identifying, monetizing, and managing targeted media on the Internet. Many of the targeted media sources for our marketing programs are proprietary or more defensible because of our direct ownership of websites in our client verticals, our acquisition of targeted Internet visitors directly from search engines to our websites, and our exclusive or long-term relationships with media properties or sources owned by others. Examples of websites that we own and operate include WorldWideLearn.com, ArmyStudyGuide.com and Schools.com in our education client vertical; CardRatings.com, MoneyRates.com, Insurance.com and Insure.com in our financial services client vertical; AllAboutLawns.com and OldHouseWeb.com in our home services client vertical; Internet.com in our business-to-business client vertical; and ElderCarelink.com in our healthcare client vertical.

Proprietary technology

We have developed a core technology platform and a common set of applications for managing and optimizing measurable marketing programs across multiple client verticals at scale. The primary objectives and effects of our technologies are to achieve higher media yield, deliver better results for our clients, and more efficiently and effectively manage our scale and complexity. We continuously strive to develop technologies that allow us to better match Internet visitors in our client verticals to the information, clients or product offerings they seek at scale. In so doing, our technologies can allow us to simultaneously improve visitor satisfaction, increase our media yield, and achieve higher rates of conversions of leads or clicks for our clients — a virtuous cycle of increased value for Internet visitors and our clients and competitive advantage for us. Some of the key applications in our technology platform are:

•	an ad server for tracking the placement and performance of content, creative messaging, and offerings on our websites and on those of publishers with whom we work;

•	database-driven applications for dynamically matching content, offers or brands to Internet visitors’ expressed needs or interests;

•	a platform for measuring and managing the performance of tens of thousands of PPC search engine advertising campaigns;

•	dashboards or reporting tools for displaying operating and financial metrics for thousands of ongoing marketing campaigns; and,

•	a compliance tool capable of cataloging and filtering content from the thousands of websites on which our marketing programs appear to ensure adherence to client branding guidelines and to regulatory requirements.

Approximately one-third of our employees are engineers, focused on building, maintaining and operating our technology platform.

Client relationships

We believe we are a reliable source of measurably effective marketing results for our clients. We endeavor to work collaboratively and in a data-driven way with clients to improve our results for them. We believe our high client retention and per client growth rates are due to:

•	our close, often direct, relationships with most of our large clients;

•	our ability to deliver measurable and attractive return on investment, or ROI, on clients’ marketing spending;

•	our ownership of, or exclusive access to large amounts of, targeted media inventory and associated Internet visitors in the client verticals on which we focus; and,

•	our ability to consistently and reliably deliver large quantities of qualified leads or clicks.

We believe that our high client retention rates, combined with our depth and breadth of online media in our primary client verticals, indicate that we are becoming an important marketing channel partner for our clients to reach their prospective customers.

Client-driven online marketing approach

We focus on providing measurable Internet marketing and media services to our clients in a way that protects and enhances their brands and their relationships with prospective customers. The Internet marketing programs we execute are designed to adhere to strict client branding and regulatory guidelines, and are designed to match our clients’ brands and offers with expressed customer interest. We have contractual arrangements with third-party website publishers to ensure that they follow our clients’ brand guidelines, and we utilize our proprietary technologies and trained personnel to help ensure compliance. In addition, we believe that providing relevant, helpful content and client offers that match an Internet visitor’s self-selected interest in a product or service, such as requesting information about an education program or financial product, makes that visitor more likely to convert into a customer for our clients.

We do not engage in online marketing practices such as spyware or deceptive promotions that do not provide value to Internet visitors and that can undermine our clients’ brands. A small minority of our Internet visitors reach our websites or client offerings through advertisements in emails. We employ practices to ensure that we comply with the CAN-SPAM Act governing unsolicited commercial email.

Acquisition strategy and success

We have successfully acquired vertical marketing and media companies on the Internet, including vertical website businesses, marketing services companies, and technologies. We believe we can integrate and generate value from acquisitions due to our scale, breadth of capabilities, and common technology platform.

•	Our ability to monetize Internet media, coupled with client demand for our services, provides us with a particular advantage in acquiring targeted online media properties in the client verticals on which we focus.

•	Our capabilities in online media can allow us to generate a greater volume of leads or clicks, and therefore create more value, than other owners of marketing services companies that have aggregated client budgets or relationships.

•	We can often apply technologies across our business volume to create more value than previous owners of the technology.

Scale

We are one of the largest Internet vertical marketing and media companies in the world. Our scale allows us to better meet the needs of large clients for reliability, volume and quality of service. It allows us to invest more in technologies that improve media yield, client results and our operating efficiency. We are also able to invest more in other forms of research and development, including determining and developing new types of vertical media, new approaches to engaging website visitors, and new segments of Internet visitors and client budgets, all of which can lead to advantages in media costs, effectiveness in delivering client results, and then to more growth and greater scale.

Our Strategy

Our goal is to be one of the largest and most successful marketing and media companies on the Internet, and eventually in other digitized media forms. We believe that we are in the early stages of a very large and long-term business opportunity. Our strategy for pursuing this opportunity includes the following key components:

•	Focus on generating sustainable revenues by providing measurable value to our clients.

•	Build QuinStreet and our industry sustainably by behaving ethically in all we do and by providing quality content and website experiences to Internet visitors.

•	Remain vertically focused, choosing to grow through depth, expertise and coverage in our current client verticals; enter new client verticals selectively over time, organically and through acquisitions.

•	Build a world class organization, with best-in-class capabilities for delivering measurable marketing results to clients and high yields or returns on media costs.

•	Develop and evolve the best technologies and platform for managing vertical marketing and media on the Internet; focus on technologies that enhance media yield, improve client results and achieve scale efficiencies.

•	Build, buy and partner with vertical content websites that provide the most relevant and highest quality visitor experiences in the client and media verticals we serve.

•	Be a client-driven organization; develop a broad set of media sources and capabilities to reliably meet client needs.

Our Culture

Our values are the foundation of our successful business culture. They represent the standards we strive to achieve and the organization we continuously seek to become. These have been our guiding principles since our founding in 1999. Our values are:

1. Performance.  We understand our business objectives and apply a “whatever it takes” approach to meeting them. We are driven to achieve. We are committed to our own personal and professional development and to that of our colleagues.

2. High Standards.  We hold each other and ourselves to the highest standards of performance, professionalism and personal behavior. We act with the highest of ethical standards. We tolerate and forgive mistakes, but not patterns.

3. Teamwork.  We deal with one another openly, honestly and non-hierarchically in an atmosphere of mutual trust and respect and in pursuit of common stretch goals. We have an obligation to dissent in an effort to reach the best answers. We smooth the way for effective, dynamic team discussions by demonstrating care and concern for each individual in all of our interactions. We support decisions, once made.

4. Customer Empathy.  We strive every day to better understand and anticipate the needs of our customers, including our website visitors, clients and publishers. We leverage our unique insights into higher customer loyalty and competitive advantage.

5. Prioritization.  We always work on what is most important to achieving Company objectives first. If we do not know, we ask or discuss competing demands.

6. Urgency.  We know our goals and measure our progress toward them daily.

7. Progress.  We are pioneers. We make decisions based on facts and analysis, as well as intuition, but we expect to make mistakes in the pursuit of rapid progress. We learn from mistakes on short cycle times and iterate our way to success.

8. Innovation and Flexibility.  We prize creativity. We embrace new ideas and approaches as opportunities to improve our performance or work environment. We resist pride of authorship; it limits progress. We actively benchmark and work to understand and employ best practices.

9. Recognition.  We are a meritocracy. Advancement and recognition are earned through contribution and performance. We celebrate each other’s victories and efforts.

10. Fun.  We believe that work, done well, can and should be fun. We strive to create an upbeat, supportive environment and try not to take ourselves too seriously. We do not tolerate negativism, pessimism or nay saying...we don’t have time.

Clients

In fiscal years 2010, 2009 and 2008, our top 20 clients accounted for 65%, 68% and 70% of net revenue, respectively. One of our largest clients, DeVry Inc., accounted for 19% and 23% of net revenue in fiscal years 2009 and 2008, respectively. In fiscal year 2010, no client comprised more than 10% of annual revenue. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Our marketing programs include attendance at trade shows and conferences and limited advertising.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and the matching of Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2010, 2009 and 2008, we spent $19.7 million, $14.9 million and $14.1 million, respectively, on product development.

Our primary data center is at a third-party co-location center in San Francisco, California. All of the critical components of the system are redundant and we have a backup data center in Las Vegas, Nevada. We have implemented these backup systems and redundancies to minimize the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control.

Intellectual Property

We rely on a combination of trade secret, trademark, copyright and patent laws in the United States and other jurisdictions together with confidentiality agreements and technical measures to protect the confidentiality of our proprietary rights. We currently have two patent applications pending in the United States and no issued patents. We rely much more heavily on trade secret protection than patent protection. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. QuinStreet is a registered trademark in the United States and other jurisdictions. We also have registered and unregistered trademarks for the names of many of our websites and we own the domain registrations for our many website domains.

We cannot guarantee that our intellectual property rights will provide competitive advantages to us; our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties; our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; any of the trade secrets, trademarks, copyrights, patents or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; competitors will not design around our protected systems and technology; or that we will not lose the ability to assert our intellectual property rights against others.

Our Competitors

Our primary competition falls into two categories: advertising and direct marketing services agencies and online marketing and media companies. We compete for business on the basis of a number of factors including return on marketing expenditures, price, access to targeted media, ability to deliver large volumes or precise types of customer prospects, and reliability.

Advertising and direct marketing services agencies

Online and offline advertising and direct marketing services agencies control the majority of the large client marketing spending for which we primarily compete. So, while they are sometimes our competitors, agencies are also often our clients. We compete with agencies to attract marketing budget or spending from offline forms to the Internet or, once designated to be spent online, to be spent with us versus the agency or by the agency with others. When spending online, agencies spend with QuinStreet and with portals, other websites and ad networks.

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one vertical. Examples include BankRate in the financial services client vertical and Monster Worldwide in the education client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo!, MSN, and AOL.

Government Regulation

Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by telephone, the mail or by email, or over the internet, including the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines. In addition, some of our clients operate in regulated industries, particularly in our financial services, education and medical verticals. For example, the U.S. Real Estate Settlement Procedures Act, or RESPA, regulates the payments that may be made to mortgage brokers. While we do not engage in the activities of a traditional mortgage broker, we are licensed as a mortgage broker in 25 states for our online marketing activities. In our education client vertical, our clients are subject to the U.S. Higher Education Act, which, among other things, prohibits incentive compensation in recruiting students. On June 18, 2010, the U.S. Department of Education issued a Notice of Proposed Rulemaking in which it has proposed repealing all existing safe harbors regarding incentive compensation in recruiting, including the Internet safe harbor. The proposed regulations state that payment for contact information or consumer “clicks” do not constitute incentive compensation for purposes of the Higher Education Act provided that there is no commission, bonus or other incentive payment based directly or indirectly upon success in securing enrollments. Notwithstanding the foregoing, results of the rulemaking could impact how we are paid for leads by clients in our education client vertical and could also impact our education clients and their marketing practices. In addition, other provisions of the proposed regulations, such as the proposal on “gainful employment” that would restrict Federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied, could limit our clients’ businesses and, therefore, ours. In our medical client vertical, our medical device and supplies clients are subject to state and federal anti-kickback statutes that prohibit payment for referrals. While we believe our matching of prospective customers with our clients and the manner in which we are paid for these activities complies with these and other applicable regulations, these rules and regulations in many cases were not developed with online marketing in mind and their applicability is not always clear. The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.

Employees

As of June 30, 2010, we had 637 employees, which included 184 employees in product development and engineering, 69 in sales and marketing, 58 in general and administration and 326 in operations. None of our employees is represented by a labor union.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available free of charge on our website via the investor relations page www.quinstreet.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also webcast our earnings calls and certain events we may participate in or host with members of the investment community on our investor relations page. The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file and any reference to this website is intended to be inactive textual references only.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Registrant

The name of and certain information regarding each of our current executive officers as of June 30, 2010 are set forth below.

Name	Age	Position

Douglas Valenti	50	Chief Executive Officer and Chairman
Bronwyn Syiek	46	President and Chief Operating Officer
Kenneth Hahn	43	Chief Financial Officer
Tom Cheli	39	Executive Vice President
Scott Mackley	37	Executive Vice President
Nina Bhanap	37	Chief Technology Officer
Daniel Caul	44	General Counsel
Timothy Stevens	43	Senior Vice President

Douglas Valenti has served as our Chief Executive Officer and member of our board of directors since July 1999 and as our Chairman and Chief Executive Officer since March 2004. Prior to QuinStreet, Mr. Valenti served as a partner at Rosewood Capital, a venture capital firm, for five years; at McKinsey & Company as a strategy consultant and engagement manager for three years; at Procter & Gamble in various management roles for three years; and for the U.S. Navy as a nuclear submarine officer for five years. He holds a Bachelors degree in Industrial Engineering from the Georgia Institute of Technology, where he graduated with highest honors and was named the Georgia Tech Outstanding Senior in 1982, and an M.B.A. from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar.

Bronwyn Syiek has served as our President and Chief Operating Officer since February 2007, as our Chief Operating Officer from April 2004 to February 2007, as Senior Vice President from September 2000 to April 2004, as Vice President from her start date in March 2000 to September 2000 and as a consultant to us from July 1999 to March 2000. Prior to joining us, Ms. Syiek served as Director of Business Development and member of the Executive Committee at De La Rue Plc, a banknote printing and security product company, for three years. She previously served as a strategy consultant and engagement manager at McKinsey & Company for four years and held various investment management and banking positions with Lloyds Bank and Charterhouse Bank. She holds an M.A. in Natural Sciences from Cambridge University in the United Kingdom.

Kenneth Hahn has served as our Chief Financial Officer since September 2006. Prior to joining us, Mr. Hahn served as Chief Financial Officer of Borland Software Corporation, a public software company, from September 2002 to July 2006. Previously, Mr. Hahn served in various roles, including Chief Financial Officer, of Extensity, Inc., a public software company, for five years; as a strategy consultant at the Boston Consulting Group for three years; and as an audit manager at Price Waterhouse, a public accounting firm, for five years. He holds a B.A. in Business from California State University Fullerton, summa cum laude, and an M.B.A. from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar. Mr. Hahn is also a Certified Public Accountant (inactive), licensed in the state of California.

Tom Cheli has served as our Executive Vice President since February 2007, as Senior Vice President from December 2004 to February 2007, as Vice President of Sales from January 2001 to December 2004 and as Director of Sales from February 2000 to January 2001. Prior to joining us, Mr. Cheli served as Director of Inside Sales and Sales Operations at Collagen Aesthetics Corporation, an aesthetic biomedical device company, and as Regional Sales Manager at Akorn Ophthalmics, Inc., a specialty pharmaceutical company. He holds a B.A. in Sports Medicine from the University of the Pacific.

Scott Mackley has served as our Executive Vice President since February 2007, as Senior Vice President from December 2004 to February 2007, as Vice President from June 2003 to December 2004, as Senior Director from February 2002 to June 2003, as Director from October 2000 to February 2002 and as Senior Manager, Network Management from May 2000 to October 2000. Prior to joining us, Mr. Mackley served at Salomon Brothers and Salomon Smith Barney, in various roles in their Equity Trading unit and Investment Banking and Equity Capital Markets divisions over four years. He holds a B.A. in Economics from Washington and Lee University.

Nina Bhanap has served as our Chief Technology Officer since July 2009, as our Senior Vice President of Engineering from November 2006 to July 2009, as Vice President of Product Development from January 2004 to November 2006, as Senior Director from January 2003 to January 2004 and as Director of Product Management from October 2001 to January 2003. Prior to joining us, Ms. Bhanap served as Head of Fixed Income Sales Technology for Europe at Morgan Stanley for five years and as a senior associate at Booz Allen Hamilton for one year. She holds a B.S. in Computer Science with Honors from Imperial College, University of London, and an M.B.A. from the London Business School.

Daniel Caul has served as our General Counsel since January 2008. Prior to joining us, Mr. Caul served as General Counsel for the Search and Media division of IAC/InterActiveCorp, an Internet search and advertising company, from September 2006 to January 2008, and prior to the acquisition by IAC/InterActiveCorp, he was Assistant General Counsel of Ask Jeeves, Inc. from February 2003 to September 2006. Previously, Mr. Caul was an attorney with Howard, Rice, Nemerovsky, Canady, Falk and Rabkin, a corporate law firm, for four years and served as a U.S. District Court clerk. He holds a B.A. in Political Science from Vanderbilt University, summa cum laude, and a J.D. from the Harvard Law School, magna cum laude. Mr. Caul was also a Fulbright Scholar.

Timothy Stevens has served as our Senior Vice President since October 2008. Prior to joining us, Mr. Stevens served as President and CEO of Doppelganger, Inc., an online social entertainment studio, from January 2007 to October 2008. Prior to Doppelganger, Mr. Stevens served as General Counsel for Borland Software Corporation, a software company, from October 2003 to June 2006. Previously, he served in various executive management roles, including most recently as Senior Vice President of Corporate Development, at Inktomi Corporation, an Internet infrastructure company, during his six year tenure. Previously, Mr. Stevens was an attorney with Wilson Sonsini Goodrich & Rosati, a corporate law firm, for six years. He holds a B.S. in both Finance and Management from the University of Oregon, summa cum laude, and a J.D. from the University of California at Davis, Order of the Coif.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report on Form 10-K. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth in recent periods, we may not be able to sustain current revenue levels or growth rates. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

•	maintain and expand client relationships;

•	sustain and increase the number of visitors to our websites;

•	sustain and grow relationships with third-party website publishers and other sources of web visitors;

•	manage our expanding operations and implement and improve our operational, financial and management controls;

•	raise capital at attractive costs, or at all;

•	acquire and integrate websites and other businesses;

•	successfully expand our footprint in our existing client verticals and enter new client verticals;

•	respond effectively to competition and potential negative effects of competition on profit margins;

•	attract and retain qualified management, employees and independent service providers;

•	successfully introduce new processes and technologies and upgrade our existing technologies and services;

•	protect our proprietary technology and intellectual property rights; and

•	respond to government regulations relating to the Internet, marketing in our client verticals, personal data protection, email, software technologies and other aspects of our business.

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

Our ability to maintain the number of visitors to our websites from search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. Changes to search engine user interfaces, such as Google Instant, may also adversely impact the number of users we attract to our websites. Throughout the years we have experienced fluctuations in the search result rankings for a number of our websites. We may make decisions that are suboptimal regarding the purchase of paid listings or our proprietary bid management technologies may contain defects or otherwise fail to achieve their intended results, either of which could also reduce the number of visitors to our websites or cause us to incur additional costs. We may also make decisions that are suboptimal regarding the placement of advertisements on other websites and pricing, which could increase our costs to attract such visitors or cause us to incur unnecessary costs. Our approaches may be deemed similar to those of our competitors and others in our industry that Internet search websites may consider to be unsuitable or unattractive. Internet search websites could deem our content to be unsuitable or below standards or less attractive or worthy than those of other or competing websites. In either such case, our websites may receive less favorable placement. Any reduction in the number of visitors to our websites would negatively affect our ability to earn revenue. If visits to our websites decrease, we may need to resort to more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability.

A substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects would be adversely impacted.

A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 23% and 32% of our net revenue for the fiscal years 2010 and 2009, respectively. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. DeVry Inc., one of our large clients, retained an advertising agency and reduced its purchases of leads from us beginning November 2009. DeVry and other clients may reduce their level of business with us, leading to lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.

There is significant activity and uncertainty in the regulatory and legislative environment for the for-profit education sector. These regulatory or legislative changes could negatively affect our clients’ businesses, marketing practices and budgets and could impact demand, pricing or form of our services, any or all of which could have a material adverse impact on our financial results.

We generate nearly half of our revenue from our education client vertical and nearly all of that revenue is generated from for-profit educational institutions. There is intense governmental interest in and scrutiny of the for-profit education industry and a high degree of focus on marketing practices in the industry. The Department of Education has promulgated proposed regulations that could adversely impact us and our education clients. The intense focus on the for-profit education industry could result in further regulatory or legislative action. We cannot predict whether this will happen or what the impact could be on our financial results.

Over the past year, the Department of Education has been working on revised regulations under the United States Higher Education Act. The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The current regulations promulgated under the Higher Education Act specify a number of types of compensation, or “safe harbors,” that do not constitute incentive compensation in violation of this agreement. One of these safe harbors permits an institution to award incentive compensation for Internet-based recruitment and admission activities that provide information about the institution to prospective students, refer prospective students to the institution, or permit prospective students to apply for admission online. From November 2009 until January 2010, the U.S. Department of Education engaged in a negotiated rulemaking process. Because the negotiated rulemaking did not reach consensus on proposed regulations, the Department of Education issued proposed regulations on June 18, 2010 on incentive compensation and other matters. The Department’s proposed regulations would repeal all safe harbors regarding incentive compensation, including the Internet safe harbor. The statutory deadline for publication of final regulations is November 1, 2010. The elimination of the safe harbors could create uncertainty for us and our education clients and impact the way in which we are paid by our clients and, accordingly, could reduce the amount of revenue we generate from the education client vertical.

In addition, other provisions of the proposed regulations, such as the proposal on “gainful employment” that would restrict or eliminate Federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied, could affect or reduce our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.

Moreover, some of our education clients have had and may in the future have issues regarding their academic accreditation, which could adversely affect their ability to offer certain degree programs. If any of our significant education clients lose their accreditation, they may reduce or eliminate their marketing spending, which could adversely affect our financial results.

Any of the aforementioned regulatory or legislative risks could cause some or all of our education clients to significantly shrink or even to cease doing business, which could have a material adverse effect on our financial results.

We are dependent on two market verticals for a majority of our revenue. Negative changes in the economic condition or regulatory environment in one or both of these verticals could cause our revenue to decline and our business and growth could suffer.

To date, we have generated a majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2011 will be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals may negatively impact our clients’ businesses, marketing practices and budgets and, therefore, adversely affect our financial results.

Our future growth depends in part on our ability to identify and complete acquisitions.

Our growth over the past several years is in significant part due to the large number of acquisitions we have completed. We have completed a large number of acquisitions of third-party website publishing businesses and other businesses that are complementary to our own. We intend to pursue acquisitions of complementary businesses and technologies to expand our capabilities, client base and media. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. However, we may not be successful in identifying suitable acquisition candidates or be able to complete acquisitions of such candidates. In addition, we may not be able to obtain financing on favorable terms, or at all, to fund acquisitions that we may wish to pursue.

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

Our success and future growth depend, to a significant degree, on the continued contributions of the members of our management team. Each member of our management team is an at-will employee and may voluntarily terminate his or her employment with us at any time with minimal notice. We also may need to hire additional management team members to adequately manage our growing business. We may not be able to retain or identify and attract additional qualified management team members. Competition for experienced management-level personnel in our industry is intense. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Members of our management team have also become, or will soon become, substantially vested in their stock option grants. Management team members may be more likely to leave as a result of the recent establishment of a public market for our common stock. If we lose the services of any member of our management team or if we are unable to attract and retain additional qualified senior managers, our business and growth could suffer.

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

As of June 30, 2010, we had an outstanding term loan with a principal balance of $34.2 million and a revolving credit line pursuant to which we can borrow up to an additional $140.0 million. As of such date, we had drawn $41.8 million from our revolving credit line. As of June 30, 2010, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $19.5 million. As a result of our debt:

•	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions;

•	we may not have sufficient liquidity to fund all of these costs if our revenue declines or costs increase; and

•	we may not have sufficient funds to repay the principal balance of our debt when due.

Our debt obligations may also impair our ability to obtain additional financing, if needed. Our indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments and asset sales. In addition, even if we are able to raise needed equity financing, we are required to use a portion of the net proceeds of certain types of equity financings to repay the outstanding balance of our term loan. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under our credit facility or repay the accelerated indebtedness or otherwise cover our costs.

The severe economic downturn in the United States poses additional risks to our business, financial condition and results of operations.

The United States has experienced, and is continuing to experience, a severe economic downturn. The credit crisis, deterioration of global economies, potential insolvency of one or more countries globally, high unemployment and reduced equity valuations all create risks that could harm our business. If macroeconomic conditions worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically. Clients in particular client verticals such as financial services, particularly mortgage, credit cards and deposits, small- and medium-sized business customers and home services are facing very difficult conditions and their marketing spend has been negatively affected. These conditions could also damage our business opportunities in existing markets, and reduce our revenue and profitability. While the effect of these and related conditions poses widespread risk across our business, we believe that it may particularly affect our efforts in the mortgage, credit cards and deposits, small- and medium-sized business and home services client verticals, due to reduced availability of credit for households and business and reduced household disposable income. Economic conditions may not improve or may worsen.

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

While we have experienced continued revenue growth, our prior quarterly and annual operating results have fluctuated due to changes in our business, our industry and the general economic climate. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•	changes in demand and pricing for our services;

•	changes in our pricing policies, the pricing policies of our competitors, or the pricing of Internet advertising or media;

•	the addition of new clients or the loss of existing clients;

•	changes in our clients’ advertising agencies or the marketing strategies our clients or their advertising agencies employ;

•	changes in the regulatory environment for us or our clients;

•	changes in the economic prospects of our clients or the economy generally, which could alter current or prospective clients’ spending priorities, or could increase the time or costs required to complete sales with clients;

•	changes in the availability of Internet advertising or the cost to reach Internet visitors;

•	changes in the placement of our websites on search engines;

•	the introduction of new product or service offerings by our competitors; and

•	costs related to acquisitions of businesses or technologies.

Our quarterly revenue and operating results may fluctuate significantly from quarter to quarter due to seasonal fluctuations in advertising spending.

The timing of our revenue, particularly from our education and business-to-business client verticals, is affected by seasonal factors. For example, in our education client vertical, the first quarter of each fiscal year typically demonstrates seasonal strength and our second fiscal quarter typically demonstrates seasonal weakness. In our second fiscal quarter, our education clients often take fewer leads due to holiday staffing and lower availability of lead supply caused by higher media pricing for some forms of media during the holiday period, causing our revenue to be sequentially lower. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. To the extent our rate of growth slows, we expect that the seasonality in our business may become more apparent and may in the future cause our operating results to fluctuate to a greater extent.

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

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as Monster Worldwide in the education client vertical and BankRate in the financial services client vertical;

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks such as Google, Yahoo!, MSN, and AOL;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	website publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups at current or potential clients;

•	offline direct marketing agencies; and

•	television, radio and print companies.

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, MSN, and AOL, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. These companies may also develop more vertically targeted products that match consumers with products and services, such as Google’s mortgage rate and credit card comparison products, and thus compete with us more directly. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to deliver results that are superior to those that other online marketing service providers achieve, we could lose clients and our revenue may decline.

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

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on trade secret, trademark and copyright law, confidentiality agreements, technical measures and patents to protect our proprietary rights. We currently have two patent applications pending in the United States and no issued patents. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patents, trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

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

In particular, a number of U.S. federal laws impact our business. The Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. In addition, the United States Higher Education Act provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The regulations promulgated under the Higher Education Act specify a number of types of compensation, or “safe harbors,” that do not constitute incentive compensation in violation of this agreement. One of these safe harbors permits an institution to award incentive compensation for Internet-based recruitment and admission activities that provide information about the institution to prospective students, refer prospective students to the institution, or permit prospective students to apply for admission online. From November 2009 until January 2010, the U.S. Department of Education engaged in a negotiated rulemaking process. Because the negotiated rulemaking did not reach consensus on proposed regulations, the Department of Education issued proposed regulations on June 18, 2010 on incentive compensation and other matters. The Department’s proposed regulations would repeal all safe harbors regarding incentive compensation, including the Internet safe harbor. They would also restrict Title IV funding for programs not meeting prescribed income-to-debt ratios (i.e., programs not leading to “gainful employment” as defined under the proposed regulation). These provisions, if adopted and as enforced, could negatively affect our business with education clients. The statutory deadline for publication of final regulations is November 1, 2010. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.

The financial services, education and medical industries are highly regulated and our marketing activities on behalf of our clients in those industries are also regulated. As described above, and for example, the proposed regulations from the Department of Education on incentive compensation, “gainful employment” and other matters could limit our clients’ businesses and limit the revenue we receive from our education clients. As an additional example, our mortgage websites and marketing services we offer are subject to various federal, state and local laws, including state mortgage broker licensing laws, federal and state laws prohibiting unfair acts and practices, and federal and state advertising laws. Any failure to comply with these laws and regulations could subject us to revocation of required licenses, civil, criminal or administrative liability, damage to our reputation or changes to or limitations on the conduct of our business. Any of the foregoing could cause our business, operations and financial condition to suffer.

Increased taxation of companies engaged in Internet commerce may adversely affect the commercial use of our marketing services and our financial results.

The tax treatment of Internet commerce remains unsettled, and we cannot predict the effect of current attempts to impose sales, income or other taxes on commerce conducted over the Internet. Tax authorities at the international, federal, state and local levels are currently reviewing the taxation of Internet commerce, particularly as many governmental agencies seek to address fiscal concerns and budgetary shortfalls by introducing new taxes or expanding the applicability of existing tax laws. We have experienced certain states taking expansive positions with regard to their taxation of our services. The imposition of new laws requiring the collection of sales or other transactional taxes on the sale of our services via the Internet could create increased administrative burdens or costs, discourage clients from purchasing services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations.

Limitations on our ability to collect and use data derived from user activities could significantly diminish the value of our services and cause us to lose clients and revenue.

When a user visits our websites, we use technologies, including “cookies”, to collect information such as the user’s Internet Protocol, or IP, address, offerings delivered by us that have been previously viewed by the user and responses by the user to those offerings. In order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign, we need to access and analyze this information. The use of cookies has been the subject of regulatory scrutiny and litigation and users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our clients’ marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial and medical services client verticals. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites. We may in the future have to refund revenue that our clients have paid to us and that was later attributed to, or suspected to be caused by, fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which a web publisher is to be compensated. From time to time we have experienced fraudulent clicks or actions and we do not charge our clients for such fraudulent clicks or actions when they are detected. It is conceivable that this activity could negatively affect our profitability, and this type of fraudulent act could hurt our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Additionally, we have from time to time had to terminate relationships with web publishers who we believed to have engaged in fraud and we may have to do so in the future. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such web publishers.

We incur significant costs as a result of operating as a public company, which may adversely affect our operating results and financial condition.

As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. These additional costs may adversely affect our operating results and financial condition.

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

Prior to our initial public offering there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. The trading price of our common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report on Form 10-K and others such as:

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in governmental regulations;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	changes in the search engine rankings of our sites or our ability to access PPC advertising;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	negative publicity about us, our industry, our clients or our clients’ industries; and

•	a slowdown in our industry or the general economy.

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

As of June 30, 2010, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate the majority of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline significantly. We had 45,069,695 shares of common stock outstanding as of June 30, 2010. In August 2010, 35,069,695 shares became eligible for sale in the public market due to the expiration of contractual lockup agreements entered into in connection with our initial public offering. In addition, (i) the 11,796,062 shares subject to outstanding options under our equity incentive plans as of June 30, 2010 and (ii) the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in a leased facility in Foster City, California, consisting of approximately 53,877 square feet of office space under a lease that expires in October 2010. This facility accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. We also lease buildings in Arkansas, Connecticut, Massachusetts, Nevada, New Jersey, New York, North Carolina, Oklahoma, Oregon, India and the United Kingdom.

Beginning November 1, 2010, we will move our principal executive offices and our principal engineering, sales, marketing, operations and finance and administrative activities to another leased facility in Foster City, California with approximately 63,998 square feet of office space under a lease that expires in October 2018 with the option to extend the lease term.

We may add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

On September 8, 2010, a patent infringement lawsuit was filed against us by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that we have infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. If an injunction is granted, it could force us to stop or alter certain of our business activities, such as our lead generation in the mortgage client vertical. While we intend to vigorously defend our position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.

From time to time, we may become involved in other legal proceedings and claims arising in the ordinary course of our business.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “QNST” since our initial public offering on February 11, 2010. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low

Third quarter ended March 31, 2010 (beginning February 11, 2010)	$17.74	$12.77
Fourth quarter ended June 30, 2010	$18.25	$11.37

On August 31, 2010, the closing price as reported on the NASDAQ Global Select Market of our common stock was $10.73 per share. As of August 31, 2010, we had approximately 299 stockholders of record of our common stock.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of QuinStreet, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from February 11, 2010 (the date our common stock commenced trading on the NASDAQ Global Select Market) through June 30, 2010 of cumulative total return for our common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among QuinStreet, Inc., the NASDAQ Composite Index
and the RDG Internet Composite Index

* $100 invested on 2/11/10 in stock or index, including reinvestment of dividends.

	2/11/10	2/28/10	3/31/10	4/30/10	5/31/10	6/30/10
QuinStreet, Inc.	100.00	97.33	113.40	112.60	92.60	76.73
NASDAQ Composite	100.00	102.87	110.26	113.22	103.96	97.21
RDG Internet Composite	100.00	101.84	110.32	112.73	103.18	95.57

Recent Sales of Unregistered Securities

During the twelve months ended June 30, 2010, we granted options in unregistered transactions to purchase an aggregate of 3,576,155 shares of common stock at a weighted average exercise price of $13.07 per share to our employees. During such period, options were exercised in unregistered transactions to purchase 555,528 shares for cash consideration in the aggregate amount of $1.5 million. The sales of the above securities were exempt from registration under rule 701 promulgated under Section 3(b) under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Use of Proceeds

On February 10, 2010, our registration statement on Form S-1 (File No. 333-163228) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 10,000,000 shares of common stock at a public offering price of $15.00 per share and an aggregate offering price of $150.0 million. The managing underwriters were Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated and J.P. Morgan Securities Inc. The offering was completed on February 17, 2010.

As a result of the offering, we received net proceeds of $136.8 million, after underwriting discounts and commissions of $10.5 million and other offering costs of $2.7 million. None of such payments were a direct or indirect payment to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or any of our other affiliates.

The net offering proceeds have been invested in money market accounts.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and accompanying notes appearing elsewhere in this report. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. The results of the acquired businesses have been included in our consolidated financial statements since their respective dates of acquisition. Our historical results are not necessarily indicative of our future results and any interim results are not necessarily indicative of the results for a full fiscal year.

We derived the consolidated statements of operations data for the fiscal years ended June 30, 2010, 2009 and 2008 and the consolidated balance sheets data as of June 30, 2010 and 2009 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal years ended June 30, 2007 and 2006 and the consolidated balance sheets data as of June 30, 2008, 2007 and 2006 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$334,835	$260,527	$192,030	$167,370	$142,408
Cost of revenue(1)	240,730	181,593	130,869	108,945	85,820

Gross profit	94,105	78,934	61,161	58,425	56,588
Operating expenses:(1)
Product development	19,726	14,887	14,051	14,094	17,265
Sales and marketing	16,698	16,154	12,409	8,487	7,166
General and administrative	18,464	13,172	13,371	11,440	6,835

Total operating expenses	54,888	44,213	39,831	34,021	31,266

Operating income	39,217	34,721	21,330	24,404	25,322
Interest income	97	245	1,482	1,905	1,341
Interest expense	(3,977)	(3,544)	(1,214)	(732)	(427)
Other income (expense), net	1,523	(239)	145	(139)	(874)

Interest and other income (expense), net	(2,357)	(3,538)	413	1,034	40

Income before income taxes	36,860	31,183	21,743	25,438	25,362
Provision for taxes	(16,276)	(13,909)	(8,876)	(9,828)	(9,773)

Income from continuing operations	20,584	17,274	12,867	15,610	15,589
Cumulative effect of change in accounting principle	—	—	—	—	(1,820)

Net income	$20,584	$17,274	$12,867	$15,610	$13,769

Less: 8% non-cumulative dividends on convertible preferred stock	(2,018)	(3,276)	(3,276)	(3,276)	(3,276)
Less: Undistributed earnings allocated to convertible preferred stock	(5,784)	(8,599)	(5,925)	(7,690)	(6,591)

Net income attributable to common stockholders — Basic	$12,782	$5,399	$3,666	$4,644	$3,902

Undistributed earnings re-allocated to common stock	419	399	360	522	525

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Net income attributable to common stockholders — Diluted	$13,201	$5,798	$4,026	$5,166	$4,427

Net income per share attributable to common stockholders
Basic	$0.50	$0.41	$0.28	$0.36	$0.31

Diluted	$0.46	$0.39	$0.26	$0.34	$0.29

Weighted average shares used in computing net income per share attributable to common stockholders
Basic	25,616	13,294	13,104	12,789	12,411
Diluted	28,429	14,971	15,325	15,263	15,295

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,111	$1,916	$1,112	$416	$66
Product development	2,176	669	443	75	(7)
Sales and marketing	3,463	1,761	581	226	10
General and administrative	4,621	1,827	1,086	1,354	20

See Note 3 to our consolidated financial statements included in this report for an explanation of the method used to calculate basic and diluted net income per share of common stock.

	June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$155,770	$25,182	$24,953	$26,765	$30,593
Working capital	155,164	16,426	17,022	42,769	36,294
Total assets	434,630	212,878	179,746	118,536	101,203
Total liabilities	144,608	96,289	86,032	37,831	39,567
Total debt	93,608	57,240	51,654	10,250	9,216
Total stockholders’ equity	290,022	73,186	50,311	37,312	18,350

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$38,509	$32,570	$24,751	$25,197	$21,659
Depreciation and amortization	18,791	15,978	11,727	9,637	7,208
Capital expenditures	2,710	1,347	2,177	2,030	1,104

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Other Financial Data:
Adjusted EBITDA(1)	$71,379	$56,872	$36,279	$36,112	$32,619

(1)	We define Adjusted EBITDA as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net. Please see the “Adjusted EBITDA” section below for more information.

The following table presents a reconciliation of Adjusted EBITDA to net income calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Net income	$20,584	$17,274	$12,867	$15,610	$13,769
Interest and other (income) expense, net	2,357	3,538	(413)	(1,034)	(40)
Provision for taxes	16,276	13,909	8,876	9,828	9,773
Depreciation and amortization	18,791	15,978	11,727	9,637	7,208
Stock-based compensation expense	13,371	6,173	3,222	2,071	89
Cumulative effect of change in accounting principle	—	—	—	—	1,820

Adjusted EBITDA	$71,379	$56,872	$36,279	$36,112	$32,619

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors”.

Management Overview

QuinStreet is a leader in vertical marketing and media online. We have built a strong set of capabilities to engage Internet visitors with targeted media and to connect our marketing clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients.

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or click. These leads or clicks can then convert into a customer or sale for the client at a rate, that results in an acceptable marketing cost to them. We get paid by clients primarily when we deliver qualified leads or clicks as defined by our agreements with them. Because we bear the costs of media, our programs must deliver a value to our clients and provide for a media yield, or our ability to generate an acceptable margin on our media costs that provides a sound financial outcome, for us. Our general process is:

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

Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we believe we are in the early stages of a large, long-term market.

Our Direct Marketing Services, or DMS, business accounted for 99%, 99% and 98% of our net revenue in fiscal years 2010, 2009 and 2008, respectively. Our DMS business derives substantially all of its net revenue from fees earned through the delivery of qualified leads and clicks to our clients. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals are education and financial services. Our education client vertical represented 45%, 58% and 74% of net revenue in fiscal years 2010, 2009 and 2008, respectively. Our financial services client vertical represented 43%, 31% and 11% of net revenue in fiscal years 2010, 2009 and 2008, respectively. Other DMS client verticals, consisting primarily of home services, business-to-business, or B2B, and medical, represented 11%, 10% and 13% of net revenue in fiscal years 2010, 2009 and 2008, respectively.

In addition, we derived 1%, 1% and 2% of our net revenue in fiscal years 2010, 2009 and 2008, respectively, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services, or DSS, business.

We generated substantially all of our revenue from sales to clients in the United States.

One of our largest clients retained an advertising agency and reduced its purchases of leads from us beginning November 2009. This client accounted for 19% and 23% of our net revenue in fiscal years 2009 and 2008, respectively. In fiscal year 2010, this client comprised less than 10% of our net revenue. We have been addressing this challenge by working with this client and the agency to understand their evolving needs and strategies and understand how we can best serve them going forward. In addition, we have been expanding our business with other clients in our education client vertical. We are also expanding our client base in education to replace visitor matches previously delivered to this client.

Trends Affecting our Business

Seasonality

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) typically demonstrate seasonal weakness. In our second fiscal quarters, there is lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients often request fewer leads due to holiday staffing. For example, in the quarters ended December 31, 2009 and 2008 net revenue from our education clients declined 10% and 13%, respectively, from the previous quarter. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

Acquisitions

Acquisitions in Fiscal Year 2010

In November 2009, we acquired the website business Internet.com, a division of WebMediaBrands, Inc., or Internet.com, a New York-based Internet media company, in exchange for $15.9 million in cash and the issuance of a $1.7 million non-interest-bearing promissory note payable, to broaden our media access and client base in the B2B market. In October 2009, we acquired the website business Insure.com from Life Quotes, Inc., or Insure.com, an Illinois-based online insurance quote service and brokerage business, in exchange for $15.0 million in cash and the issuance of a $1.0 million non-interest-bearing promissory note payable, for its capacity to generate online visitors in the financial services market. During fiscal year 2010, in addition to the acquisitions of Internet.com and Insure.com, we acquired an aggregate of 31 online publishing businesses.

Also, in July 2010, we acquired the website business Insurance.com from Insurance.com Group, Inc., or Insurance.com, an Ohio-based online insurance business, in exchange for $33.0 million in cash and the issuance of a $2.6 million non-interest-bearing promissory note payable, for its capacity to generate online visitors in the financial services market.

Acquisitions in Fiscal Year 2009

In August 2008, we acquired 100% of the outstanding shares of U.S. Citizens for Fair Credit Card Terms, Inc., or CardRatings, an Arkansas-based online marketing company, in exchange for $10.4 million in cash and the issuance of $5.0 million in non-interest-bearing, secured promissory notes payable, for its capacity to generate online visitors in the financial services market. During fiscal year 2009, in addition to the acquisition of CardRatings, we acquired an aggregate of 33 online publishing businesses.

Acquisitions in Fiscal Year 2008

In April 2008, we acquired 100% of the outstanding shares of Cyberspace Communication Corporation, or SureHits, an Oklahoma-based online marketing company, in exchange for $28.4 million in cash and $18.0 million in potential earn-out payments, in an effort to broaden our media access and client base in the financial services market. In each of fiscal year 2010 and 2009, we paid $4.5 million in earn-out payments upon the achievement of specified financial targets. In February 2008, we acquired 100% of the outstanding shares of ReliableRemodeler.com, Inc., or ReliableRemodeler, an Oregon-based company specializing in online home renovation and contractor referrals, in exchange for $17.5 million in cash and the issuance of $8.0 million in non-interest-bearing, unsecured promissory notes payable, in an effort to broaden our media access and client base in the home services market. In May 2008, we acquired the assets of Vendorseek, a New Jersey-based provider of online matching services for businesses that connect Internet visitors with vendors, in exchange for $10.7 million in cash and the issuance of $3.8 million in interest-bearing, unsecured promissory notes payable, to broaden our media access and client base in the B2B market. During fiscal year 2008, in addition to the acquisitions of Surehits, ReliableRemodeler and Vendorseek, we acquired an aggregate of 20 online publishing businesses.

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

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2011 will be generated from clients in our education and financial services client verticals. Marketing budgets for clients in our education client vertical are affected by a number of factors, including the availability of student financial aid, the regulation of for-profit financial institutions and economic conditions. Over the past year, some segments of the financial services industry, particularly mortgages, credit cards and deposits, have seen declines in marketing budgets given the difficult market conditions. In addition, the education and financial services industries are highly regulated. Changes in regulations or government actions may negatively affect our clients’ businesses and marketing practices and therefore, adversely affect our financial results.

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

Basis of Presentation

General

We operate in two segments: DMS and DSS. For further discussion or financial information about our reporting segments, see note 14 to our consolidated financial statements.

Net Revenue

DMS.  We derive substantially all of our revenue from fees earned through the delivery of qualified leads or paid clicks. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: education, financial services and “other” (which includes home services, B2B and medical).

DSS.  We derived approximately 1% of net revenue from our DSS business in fiscal year 2010. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of acquisition-related intangible assets, depreciation expense and amortization of internal software development costs on revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a cost-per-lead, or CPL, cost-per-click, or CPC, cost-per-thousand-impressions, or CPM and revenue-share basis. Personnel costs include salaries, bonuses, stock-based compensation expense and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, compliance group and media purchasing analysts.

Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

We anticipate that our cost of revenue will increase in absolute dollars as we continue to increase our revenue base and product offerings

Operating Expenses

We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, rent and allocated costs. Personnel costs for each category of operating expenses generally include salaries, bonuses and commissions, stock-based compensation expense and employee benefit costs.

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

Sales and Marketing.  Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, allocated overhead costs, professional services fees, travel advertising and marketing materials. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel in sales and marketing to support our increasing revenue base and product offerings.

General and Administrative.  General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, higher insurance premiums, investor relations costs and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists of interest income, interest expense and other income and expense. Interest expense is related to our credit facility and promissory notes issued in connection with our acquisitions and includes imputed interest. The outstanding balance of our credit facility and acquisition-related promissory notes was $75.9 million and $19.5 million, respectively, as of June 30, 2010. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest received on our cash and cash equivalents, which may decrease depending on market interest rates and the amount of our invested cash and cash equivalents.

Other income (expense), net, includes gains or losses from the early extinguishment of debt when we settle acquisition related promissory notes before their maturity and exchange gains and losses.

Income Tax Expense

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

As of June 30, 2010, we did not have net operating loss carryforwards for federal income tax purposes and had approximately $2.5 million in California state net operating loss carryforwards that begin to expire in March 2011 and that we expect to utilize in an amended return. The California net operating loss carryforwards will not offset future taxable income, but may instead result in a refund of historical taxes paid.

As of June 30, 2010, we had net deferred tax assets of $12.5 million. Our net deferred tax assets consist primarily of accruals, reserves and stock-based compensation expense not currently deductible for tax purposes. We assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement in the periods that the adjustment is determined to be required.

On July 1, 2007, we adopted the authoritative accounting guidance on uncertainties in income tax. The cumulative effect of adoption to the opening balance of retained earnings was $1.7 million.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2010		2009		2008
	(In thousands)

Net revenue	$334,835	100.0%	$260,527	100.0%	$192,030	100.0%
Cost of revenue(1)	240,730	71.9	181,593	69.7	130,869	68.2

Gross profit	94,105	28.1	78,934	30.3	61,161	31.8
Operating expenses:(1)
Product development	19,726	5.9	14,887	5.7	14,051	7.3
Sales and marketing	16,698	5.0	16,154	6.2	12,409	6.5
General and administrative	18,464	5.5	13,172	5.1	13,371	7.0

Operating income	39,217	11.7	34,721	13.3	21,330	11.1

Interest income	97	0.0	245	0.1	1,482	0.8
Interest expense	(3,977)	(1.2)	(3,544)	(1.4)	(1,214)	(0.6)
Other income (expense), net	1,523	0.5	(239)	(0.1)	145	0.1

Income before income taxes	36,860	11.0	31,183	12.0	21,743	11.3
Provision for taxes	(16,276)	(4.9)	(13,909)	(5.3)	(8,876)	(4.6)

Net income	$20,584	6.1%	$17,274	6.6%	$12,867	6.7%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,111	0.9%	$1,916	0.7%	$1,112	0.6%
Product development	2,176	0.6	669	0.3	443	0.2
Sales and marketing	3,463	1.0	1,761	0.7	581	0.3
General and administrative	4,621	1.4	1,827	0.7	1,086	0.6

Net Revenue

	Fiscal Year Ended June 30,			2010 - 2009	2009 - 2008
	2010	2009	2008	% Change	% Change
	(In thousands)

Net revenue	$334,835	$260,527	$192,030	29%	36%
Cost of revenue	240,730	181,593	130,869	33%	39%

Gross profit	$94,105	$78,934	$61,161	19%	29%

Net revenue increased $74.3 million, or 29%, in fiscal year 2010 compared to fiscal year 2009, attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our other client verticals. Financial services client vertical revenue increased $64.2 million, or 81%. The increase in financial services client vertical revenue was driven by lead and click volume increases at relatively steady prices. Our other client verticals’

revenue increased $9.3 million, or 31%. The increase in our other client vertical revenue was primarily affected by growth in our B2B client vertical revenue resulting from our acquisition of Internet.com in November 2009 and, to a lesser extent, due to growth in our medical client vertical resulting from our acquisition of the website business of ElderCareLink in April 2009. Our education client vertical revenue remained relatively flat, increasing $863,000, or 1%. The slight increase was driven by growth from a majority of our education clients, almost entirely offset by revenue decline from a single client.

Net revenue increased $68.5 million, or 36%, in fiscal year 2009 compared to fiscal year 2008, attributable primarily to growth in our financial services and education client verticals, offset in part by a decline in our DSS business. Financial services client vertical revenue increased $57.8 million, or 264%. Revenue growth in our financial services client vertical was driven by lead and click volume increases at relatively steady prices and the full effect of the acquisition of SureHits in the fourth quarter of fiscal year 2008. Our education client vertical revenue increased $9.1 million, or 6%, due to lead volume increases and price increases. Our other client verticals’ revenue increased $2.0 million, or 8%, due primarily to the full effect of the acquisition of the assets of Vendorseek, within our B2B client vertical in the fourth quarter of fiscal year 2008. The revenue increase in our B2B client vertical was partially offset by a decline in our home services client vertical due to both a challenging economic environment and lack of available consumer credit.

Cost of Revenue

Cost of revenue increased $59.1 million, or 33%, in fiscal year 2010 compared to fiscal year 2009, driven by a $41.2 million increase in media costs due to lead and click volume increases, increased personnel costs of $10.7 million and increased amortization of acquisition-related intangible assets of $3.2 million resulting from acquisitions in fiscal year 2009 and 2010. The increase in personnel costs was attributable to a 17% increase in average headcount and related compensation expense increases, resulting from the acquisition of the website business of Internet.com, as well as the expansion of our business. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, declined from 30% in fiscal year 2009 to 28% in fiscal year 2010, due to the above-mentioned increase in headcount and related compensation expense, as well as due to a higher mix of traffic from third parties.

Cost of revenue increased $50.7 million, or 39%, in fiscal year 2009 compared to fiscal year 2008, driven by a $43.3 million increase in media costs due to lead and click volume increases and, to a lesser extent, increased amortization of acquisition-related intangible assets of $4.2 million resulting from acquisitions in the previous twelve months. Gross margin declined from 32% in fiscal year 2008 to 30% in fiscal year 2009 due primarily to a higher mix of traffic from third parties.

Operating Expenses

	Fiscal Year Ended June 30,			2010 - 2009	2009 - 2008
	2010	2009	2008	% Change	% Change
	(In thousands)

Product development	$19,726	$14,887	$14,051	33%	6%
Sales and marketing	16,698	16,154	12,409	3%	30%
General and administrative	18,464	13,172	13,371	40%	(1)%

Operating expenses	$54,888	$44,213	$39,831	24%	11%

Product Development Expenses

Product development expenses increased $4.8 million, or 33%, in fiscal year 2010 compared to fiscal year 2009, due to increased personnel costs of $4.2 million and, to a lesser extent, increased professional services fees of $433,000. The increase in personnel costs was attributable to increased compensation expense of $2.7 million and increased stock-based compensation expense of $1.5 million. The increase in compensation expense was due to a 20% increase in average headcount affected by additional hiring in connection with software development projects, as well as increased performance bonus expense due to the achievement of specified financial metrics during fiscal year 2010 and an increase in the number of individuals eligible for such bonus. Professional services fees also increased due to these development projects.

Product development expenses increased $836,000, or 6%, in fiscal year 2009 compared to fiscal year 2008, due to increased personnel costs of $1.0 million. The increase in personnel costs was due to increased performance bonuses and increased stock-based compensation expense. The increased performance bonuses were paid in connection with our achievement of specified financial metrics during fiscal year 2009 that were not achieved in the corresponding prior year period, as well as an increase in the number of individuals eligible for such bonuses. The increase in bonus and stock-based compensation expense was partially offset by lower compensation expense from a reduction in workforce in the third quarter of fiscal year 2009.

Sales and Marketing Expenses

Sales and marketing expenses increased $544,000, or 3%, in fiscal year 2010 compared to fiscal year 2009, due to increased personnel costs of $1.0 million partially offset by decreases in various smaller items. The increase in personnel costs was due to increased stock-based compensation expense of $1.7 million, partially offset by a decline in compensation expense of $730,000 due to a decrease of 18% in average headcount and related compensation expense affected by a reduction in workforce since the third quarter of fiscal year 2009, while bonuses and commissions increased due to the achievement of specified financial metrics during fiscal year 2010.

Sales and marketing expenses increased $3.7 million, or 30%, in fiscal year 2009 compared to fiscal year 2008, due to increased personnel costs of $2.1 million, increased consulting fees of $340,000 and increased advertising and marketing expenses associated with marketing campaigns of $331,000. The increase in personnel costs was due to increased stock-based compensation expense of $1.2 million, increased compensation expense of $888,000 due to an 18% increase in average headcount and related compensation expenses driven by the acquisition of ReliableRemodeler in the third quarter of fiscal year 2008. Increased consulting, advertising and marketing expenses were due to overall increases in sales and marketing activities associated with the growth of our business in fiscal year 2009 as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses increased $5.3 million, or 40%, in fiscal year 2010 compared to fiscal year 2009, due to increased personnel costs of $3.9 million, increased professional services fees of $832,000, increased direct acquisition costs of $323,000 and various smaller increases in general and administrative expenses, partially offset by a decline in legal fees of $551,000. The increase in personnel costs was due to increased stock-based compensation expense of $2.8 million and increased compensation expense of $1.1 million. The increase in stock-based compensation expense was driven by the grant of fully-vested options to certain members of our board of directors in conjunction with an increase in the fair value our common stock. The increase in compensation expense was due to a 21% increase in average headcount due to our continued investment in corporate infrastructure, as well as increased performance bonus expense associated with the achievement of specified financial metrics. Professional services fees increased due to our continued investment in corporate infrastructure and related expenses associated with being a public company, including increased accounting and tax fees, higher insurance premiums, investor relations and compliance costs. The decline in legal fees was due to the settlement of an ongoing legal matter prior to the fourth quarter of fiscal year 2009.

General and administrative expenses remained relatively flat in fiscal year 2009 compared to fiscal year 2008. The slight decline consisted of a decrease in legal expenses of $987,000, partially offset by an increase in stock-based compensation expense of $741,000. The decline in legal expenses was attributable to a decrease in expenses related to an ongoing legal matter which was settled prior to the fourth quarter of fiscal year 2009. In connection with the settlement, we paid a one-time, non-refundable fee of $850,000. We recognized an intangible asset of $226,000 related to the estimated fair value of a license received by us as part of the settlement and expensed the remaining $624,000 as a settlement expense.

Interest and Other Income (Expense), Net

	Fiscal Year Ended June 30,			2010 - 2009	2009 - 2008
	2010	2009	2008	% Change	% Change
	(In thousands)

Interest income	$97	$245	$1,482	(60)%	(83)%
Interest expense	(3,977)	(3,544)	(1,214)	12%	192%
Other income (expense), net	1,523	(239)	145	(737)%	(265)%

Interest and other income (expense), net	$(2,357)	$(3,538)	$413	(33)%	(957)%

Interest and other income (expense), net increased $1.2 million, or 33%, in fiscal year 2010 compared to fiscal year 2009, due to an increase in other income (expense), net of $1.8 million, partially offset by an increase in interest expense of $433,000 and a decline in interest income of $148,000. Other income (expense), net increased due to a gain on the extinguishment of acquisition-related notes payable of $1.2 million, which were paid off before their maturity and to a lesser extent, a gain recorded in connection with a payment received for a legal settlement, as well as reduced foreign exchange losses. The increase in interest expense is attributable to the draw down on our credit facility, partially offset by lower non-cash imputed interest on acquisition-related notes payable. The decline in interest income is attributable to lower interest rates on our investments.

Interest and other income (expense), net declined $4.0 million in fiscal year 2009 compared to fiscal year 2008 due to increased interest expense of $2.3 million, lower interest income of $1.2 million and other income (expense), net of $384,000. The increase in interest expense is due to an increase in non-cash imputed interest on acquisition-related notes payable and a draw down on our credit facility. Decreased interest income is due to a decline in our invested cash balances. The decline in other income (expense), net was due to foreign currency losses driven by the weakening of the Canadian dollar against the U.S. dollar.

Provision for Taxes

	Fiscal Year Ended June 30,
	2010	2009	2008
	(In thousands)

Provision for taxes	$16,276	$13,909	$8,876
Effective tax rate	44.2%	44.6%	40.8%

Our effective tax rate remained largely unchanged in fiscal year 2010 compared to fiscal year 2009 as higher non-deductible stock-based compensation expense was largely offset by a tax benefit in foreign jurisdictions and the release of ASC 740-10 reserves.

The increase in our effective tax rate in fiscal year 2009 compared to fiscal year 2008 was affected by increased state income tax expense in connection with our acquisitions of businesses in various jurisdictions within the U.S. in which we did not previously have a presence and, to a lesser extent, increased foreign income taxes and non-deductible stock-based compensation expense. The increase in our effective tax rate was partially offset by increased research and development tax credits recorded in connection with the “Emergency Economic Stabilization Act of 2008,” or the Act. On October 3, 2008, the Act, which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” was signed into law. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for the eight quarters ended June 30, 2010. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of the management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2008	2008	2009	2009	2009	2009	2010	2010
	(In thousands)

Net revenue	$63,678	$59,235	$69,813	$67,801	$78,552	$76,963	$90,773	$88,547
Costs of revenue	45,281	42,969	46,780	46,563	55,047	56,557	66,268	62,858

Gross profit	18,397	16,266	23,033	21,238	23,505	20,406	24,505	25,689
Operating expenses:
Product development	3,757	3,723	3,512	3,895	4,470	4,739	5,325	5,192
Sales and marketing	4,259	4,164	3,594	4,137	3,625	3,990	4,575	4,508
General and administrative	3,736	3,171	2,865	3,400	3,441	6,203	4,467	4,353

Operating income	6,645	5,208	13,062	9,806	11,969	5,474	10,138	11,636
Interest income	90	87	44	24	9	8	16	64
Interest expense	(763)	(1,107)	(879)	(795)	(748)	(881)	(1,302)	(1,046)
Other income (expense), net	51	(291)	(16)	17	120	165	(64)	1,302

Income before income taxes	6,023	3,897	12,211	9,052	11,350	4,766	8,788	11,956
Provision for taxes	(2,719)	(1,547)	(5,818)	(3,825)	(4,837)	(2,356)	(3,538)	(5,545)

Net income	$3,304	$2,350	$6,393	$5,227	$6,513	$2,410	$5,250	$6,411

Net income per share(1)
Basic	$0.07	$0.04	$0.16	$0.13	$0.16	$0.05	$0.12	$0.14

Diluted	$0.07	$0.04	$0.15	$0.12	$0.16	$0.04	$0.11	$0.13

Other Financial Data:
Adjusted EBITDA	$12,157	$10,957	$18,571	$15,187	$18,150	$14,989	$18,339	$19,901

(1)	Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

Adjusted EBITDA

Our use of Adjusted EBITDA.  We include Adjusted EBITDA in this report because (i) we seek to manage our business to a consistent level of Adjusted EBITDA as a percentage of net revenue, (ii) it is a key basis upon which our management assesses our operating performance, (iii) it is one of the primary metrics investors use in evaluating Internet marketing companies, (iv) it is a factor in the evaluation of the performance of our management in determining compensation, and (v) it is an element of certain financial covenants under our debt agreements. We define Adjusted EBITDA as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net.

We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items) and the non-cash impact of depreciation and amortization and stock-based compensation expense. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel and in evaluating acquisition opportunities.

In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures for capital equipment or other contractual commitments;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of issuing stock-based compensation to our management team and employees;

•	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. When evaluating our performance, Adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2008	2008	2009	2009	2009	2009	2010	2010
	(In thousands)

Net income	$3,304	$2,350	$6,393	$5,227	$6,513	$2,410	$5,250	$6,411
Interest and other (income) expense, net	622	1,311	851	754	619	708	1,350	(320)
Provision for taxes	2,719	1,547	5,818	3,825	4,837	2,356	3,538	5,545
Depreciation and amortization	4,114	4,237	4,035	3,592	3,952	4,651	5,075	5,113
Stock-based compensation expense	1,398	1,512	1,474	1,789	2,229	4,864	3,126	3,152

Adjusted EBITDA	$12,157	$10,957	$18,571	$15,187	$18,150	$14,989	$18,339	$19,901

Adjusted EBITDA quarterly trends.  We seek to manage our business to a consistent level of Adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a consistent level of Adjusted EBITDA on a quarterly basis.

For quarterly periods ending from September 30, 2008 to June 30, 2010, Adjusted EBITDA as a percentage of revenue was 19%, 18%, 27%, 22%, 23%, 19%, 20% and 22%, respectively. In general, Adjusted EBITDA as a percentage of revenue tends to be seasonally weaker in the quarters ending September 30 and, particularly, December 31, and stronger in quarters ending March 31 and June 30. For the three months ended March 31, 2009, Adjusted EBITDA as a percentage of revenue was 27% due to a reduction in work force undertaken at the beginning of that period based on concerns held by our management team regarding the deteriorating economic climate at that time. We manage our business to a desired Adjusted EBITDA margin level on a fiscal year basis, not on a quarterly basis, and investors should expect our Adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities.

Our principal sources of liquidity as of June 30, 2010, consisted of cash and cash equivalents of $155.8 million and our credit facility which had $98.2 million available for borrowing. We believe that our existing cash and cash equivalents, available borrowings under the credit facility and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Fiscal Year Ended June 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities	$38,509	$32,570	$24,751
Cash flows from investing activities	(72,233)	(27,326)	(49,248)
Cash flows from financing activities	164,324	(5,012)	22,756

Net Cash Provided by Operating Activities

Our net cash provided by operating activities is primarily the result of our net income adjusted for non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in working capital components, and is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

Net cash provided by operating activities in fiscal 2010 was due to net income of $20.6 million, non-cash depreciation, amortization and stock-based compensation expense of $32.2 million and an increase in accounts payable and accrued liabilities of $11.3 million, partially offset by an increase in accounts receivable of $14.4 million, an increase in deferred taxes of $6.8 million, an increase in excess tax benefits from the exercise of stock options of $1.9 million, as well as a gain from the early extinguishment of debt of $1.2 million. The increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of sales associated with increased revenue. The increase in accounts receivable is attributable to increased revenue, as well as timing of receipts. The increase in deferred taxes is primarily due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities. The increase in excess tax benefits is attributable to exercises of stock options resulting in tax deductions in excess of recorded stock-based compensation expense.

Net cash provided by operating activities in fiscal 2009 was due to net income of $17.3 million, non-cash depreciation, amortization and stock-based compensation expense of $22.2 million and increased accounts payable and accrued liabilities of $5.9 million, partially offset by an increase in accounts receivable of $9.0 million and increased deferred taxes of $4.1 million. The increase in accounts payable and accrued liabilities is due to timing of payments. The increase in accounts receivable is due to increased revenue, as well as due to timing of receipts. The increase in deferred taxes is due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities.

Net cash provided by operating activities in fiscal 2008 was due to net income of $12.9 million, non-cash depreciation, amortization and stock-based compensation expense of $14.9 million and increased accounts payable and accrued liabilities of $3.0 million, partially offset by an increase in deferred taxes of $3.8 million and excess tax benefits from exercise of stock options of $1.7 million. The increase in accounts payable and accrued liabilities is due to timing of payments. The increase in deferred taxes is due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities. The increase in excess tax benefits is attributable to exercises of stock options resulting in tax deductions in excess of recorded stock-based compensation expense.

Net Cash Used in Investing Activities

Our investing activities include acquisitions of media websites and businesses; purchases, sales and maturities of marketable securities; capital expenditures; and capitalized internal development costs.

Cash used in investing activities in fiscal year 2010 was primarily due to our acquisitions of Internet.com, Insure.com and HSH. We acquired the website business of the Internet.com division of WebMediaBrands, Inc., a New York-based Internet media company, for an initial cash payment of $15.9 million. We acquired the website business of Insure.com from LifeQuotes, Inc., an Illinois-based online insurance quote service and brokerage business, for an initial cash payment of $15.0 million. We acquired HSH, a New Jersey-based online company providing comprehensive mortgage rate information, for an initial cash payment of $6.0 million. Cash used in investing activities in fiscal year 2010 was also affected by purchases of the operations of 30 other website publishing businesses for an aggregate of $31.2 million in cash payments, which included $4.5 million of contingent consideration related to the acquisition of SureHits in fiscal year 2008. Capital expenditures and internal software development costs totaled $4.1 million in fiscal year 2010.

Cash used in investing activities in fiscal year 2009 was affected by the acquisition of CardRatings for an initial cash payment of $10.4 million, as well as purchases of the operations of 33 other website publishing businesses for an aggregate of $14.6 million in cash payments. Capital expenditures and internal software development costs totaled $2.4 million in fiscal year 2009. Cash used in investing activities in fiscal year 2009 was partially offset by proceeds from sales and maturities of marketable securities of $2.3 million.

Cash used in investing activities in fiscal year 2008 was driven by the acquisitions of SureHits, ReliableRemodeler and Vendorseek for an aggregate initial cash payment of $54.7 million, as well as purchases of the operations of 20 website publishing businesses for an aggregate of $9.5 million in cash payments. Capital expenditures and internal software development costs totaled $3.6 million in fiscal year 2008. Cash used in investing activities in fiscal year 2008 was partially offset by proceeds from sales and maturities of marketable securities, net of purchases of marketable securities, of $17.5 million.

Net Cash Provided by or Used in Financing Activities

Cash provided by financing activities in fiscal year 2010 was primarily due to proceeds from our IPO, net of issuance costs, of $136.8 million, draw-down of our credit facility, net of principal payments, of $40.2 million, proceeds from stock option exercises of $1.6 million and excess tax benefits of $1.9 million, partially offset by $15.5 million of principal payments on acquisition-related notes payable.

Cash used in financing activities in fiscal year 2009 was due to principal payments on acquisition-related notes payable and our term loan of $13.1 million and stock repurchases of $1.3 million, partially offset by proceeds from a draw-down of our revolving credit line of $8.6 million.

Cash provided by financing activities in fiscal year 2008 was driven by proceeds from our term loan of $29.0 million and proceeds from stock option exercises of $2.6 million, partially offset by payments of $5.6 million in common stock repurchases and $4.9 million of principal payments on acquisition-related notes payable.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under the credit facility, notes payables, operating leases and purchase obligations.

The following table sets forth payments due under our contractual obligations as of June 30, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)

Credit facility	$75,904	$3,963	$19,688	$52,253	$—
Notes payable	19,544	12,278	5,143	2,123	—
Operating lease obligations	17,641	1,442	3,219	4,711	8,269

	$113,089	$17,683	$28,050	$59,087	$8,269

The above table does not include approximately $2.5 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

In connection with the acquisition of SureHits, we may be required to make certain earn-out payments in the aggregate amount of $9.0 million, payable in increments in the amount of $4.5 million annually in January of 2011 and 2012, contingent upon the achievement of specified financial targets.

New Credit Facility

In January 2010, we replaced our existing credit facility with a credit facility totaling $175.0 million. The new facility consists of a $35.0 million four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140.0 million four-year revolving credit line with an optional increase of $50.0 million. Borrowings under the credit facility are collateralized by our assets and interest is payable quarterly at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net and acquisition costs for business combinations. The revolving credit line also requires a quarterly facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts our ability to raise additional debt financing and pay dividends. In addition, we are required to maintain financial ratios computed as follows:

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

Under the terms of the credit facility we must maintain a minimum quick ratio of 1.15 to 1.00, a minimum fixed charge coverage ratio of 1.15 to 1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.75 to 1.00 through

December 31, 2010 and 2.50 to 1.00 for all fiscal quarters thereafter and we must comply with other non-financial covenants. We were in compliance with the financial ratios and other covenants as of June 30, 2010 and 2009.

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

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). In doing so, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.

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

We believe that the critical accounting policies listed below involve our more significant judgments, estimates and assumptions and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements contained in this report.

For further information on our critical and other significant accounting policies, see Note 2 of our consolidated financial statements included in this report.

Revenue Recognition

We derive our revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”).

DMS revenue is derived primarily from fees which are earned through the delivery of qualified leads or clicks. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the client provided that no significant obligations remain.

From time to time, we may agree to credit a client for certain leads or clicks if they fail to meet the contractual or other guidelines of a particular client. We have established a sales reserve based on historical experience. To date, such credits have been immaterial and within our expectations.

For a portion of our revenue, we have agreements with providers of online media or traffic (“Publishers”) used in the generation of leads or clicks. We receive a fee from our clients and pay a fee to Publishers either on a cost per lead, cost per click or cost per thousand impressions basis. We are the primary obligor in the transaction. As a result, the fees paid by our clients are recognized as revenue and the fees paid to our Publishers are included in cost of revenue.

DSS revenue comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. We define the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Stock-Based Compensation

We record stock-based compensation expense for employee stock options granted or modified on or after July 1, 2006 based on estimated fair values for these stock options. We continue to account for stock options granted to employees prior to July 1, 2006 based on the intrinsic value of those stock options.

We measure and record the expense related to share-based transactions based on the fair values of the awards as determined on the date of grant using an option-pricing model. We have selected the Black-Scholes option pricing model to estimate the fair value of our stock options awards to employees. In applying the Black-Scholes option pricing model, our determination of fair value of the share-based payment award on the date of grant is affected by our estimated fair value of common shares for grants made prior to our IPO, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the stock options awards and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. We recognize stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

We concluded that DMS and DSS constitute two separate reporting units. We determined the fair value of our DMS reporting unit by adjusting the fair value of the business enterprise based on our market capitalization for the fair value of the DSS reporting unit. The fair value of our DSS reporting unit was estimated using the income approach. Under the income approach, we calculated the fair value of our DSS reporting unit based on the present value of estimated future cash flows. We performed our annual goodwill impairment test in the fourth quarter for our DMS and DSS reporting units. Our assessment of goodwill impairment indicated that the fair value of our DMS reporting unit was substantially in excess of its carrying value. The estimated fair value of our DSS reporting unit also exceeded its carrying value as of June 30, 2010. The carrying value of our DSS reporting unit includes allocated goodwill of $1.2 million which represents less than 1% of our total goodwill balance.

The fair value of the reporting units and hence the valuation of goodwill could be affected if actual results differ substantially from our estimates. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our market capitalization, the business climate and buying habits of our subscriber base and with respect to the DSS reporting unit the loss of a significant customer.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We apply judgment when assessing the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Income Taxes

We account for income taxes using an asset and liability approach to record deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.

On July 1, 2007, we adopted the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained then no benefits of the position are to be recognized. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adoption to the opening balance of retained earnings was $1.7 million.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and to changes in valuation allowances for deferred tax assets and acquired income tax uncertainties arising from past business combinations. The adoption of the new standard on July 1, 2009 did not have a material effect on our consolidated financial statements.

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

Both standards should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not anticipate the adoption of these standards in the first quarter of fiscal year 2011 to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued a new fair value accounting standard update. This update requires additional disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of the new standard in the third quarter of fiscal 2010 did not have a material effect on our consolidated financial statements.

In February 2010, the FASB amended its accounting guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new amendment sets forth that a registrant is no longer required to disclose the date through which it has evaluated subsequent events. The amended guidance became effective in February 2010 and was adopted by us in the third quarter of fiscal 2010. The adoption of the new standard did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily foreign currency exchange and interest rate risks.

Foreign Currency Exchange Risk

To date, our international client agreements have been predominately denominated in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations related to client agreements, and do not currently engage in foreign currency hedging transactions. As the local accounts for some of our foreign operations are maintained in the local currency of the respective country, we are subject to foreign currency exchange rate fluctuations associated with the remeasurement to U.S. dollars. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our consolidated financial condition or results of operations.

Interest Rate Risk

We invest our cash equivalents and short-term investments primarily in money market funds and short-term deposits with original maturities of less than three months. Unrestricted cash, cash equivalents and short-term investments are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical decline of 1% in the interest rate on our investments would not have a material effect on our consolidated financial condition or results of operations.

As of June 30, 2010, we had an outstanding credit facility with a total borrowing capacity of $175.0 million. Interest on borrowings under the credit facility is payable quarterly at specified margins above either LIBOR or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of June 30, 2010, we had $75.9 million outstanding under our credit facility. A hypothetical increase of 1% in the LIBOR-based interest rate on our credit facility would result in an increase in our interest expense of $0.8 million per year, assuming constant borrowing levels.

Item 8.	Financial Statements and Supplementary Data

QUINSTREET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of QuinStreet, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QuinStreet, Inc. and its subsidiaries at June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the new accounting standard for business combinations in 2010.

/s/  PricewaterhouseCoopers LLP

San Jose, California
September 13, 2010

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$155,770	$25,182
Accounts receivable, net	51,466	33,283
Deferred tax assets	8,528	5,543
Prepaid expenses and other assets	3,123	1,228

Total current assets	218,887	65,236
Property and equipment, net	5,419	4,741
Goodwill	158,582	106,744
Other intangible assets, net	47,156	33,990
Deferred tax assets, noncurrent	3,972	1,525
Other assets, noncurrent	614	642

Total assets	$434,630	$212,878

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,776	$13,408
Accrued liabilities	30,144	21,794
Deferred revenue	1,241	718
Debt	15,562	12,890

Total current liabilities	63,723	48,810
Deferred revenue, noncurrent	305	820
Debt, noncurrent	78,046	44,350
Other liabilities, noncurrent	2,534	2,309

Total liabilities	144,608	96,289

Commitments and contingencies (See Note 10)
Convertible preferred stock: $0.001 par value; 5,000,000 and 30,000,000 shares authorized; 0 and 21,176,533 shares issued and outstanding at June 30, 2010 and 2009, respectively; liquidation value of $0 and $69,564 at June 30, 2010 and 2009, respectively	—	43,403

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 and 45,000,000 shares authorized; 47,247,147 and 15,413,000 shares issued, and 45,069,695 and 13,315,348 shares outstanding at June 30, 2010 and 2009, respectively	47	15
Additional paid-in capital	217,581	20,634
Treasury stock, at cost (2,177,452 and 2,097,652 shares at June 30, 2010 and 2009, respectively)	(7,779)	(7,064)
Accumulated other comprehensive income	9	21
Retained earnings	80,164	59,580

Total stockholders’ equity	290,022	73,186

Total liabilities, convertible preferred stock and stockholders’ equity	$434,630	$212,878

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2010	2009	2008

Net revenue	$334,835	$260,527	$192,030
Cost of revenue(1)	240,730	181,593	130,869

Gross profit	94,105	78,934	61,161
Operating expenses:(1)
Product development	19,726	14,887	14,051
Sales and marketing	16,698	16,154	12,409
General and administrative	18,464	13,172	13,371

Operating income	39,217	34,721	21,330
Interest income	97	245	1,482
Interest expense	(3,977)	(3,544)	(1,214)
Other income (expense), net	1,523	(239)	145

Income before income taxes	36,860	31,183	21,743
Provision for taxes	(16,276)	(13,909)	(8,876)

Net income	$20,584	$17,274	$12,867

Net income attributable to common stockholders
Basic	$12,782	$5,399	$3,666
Diluted	$13,201	$5,798	$4,026
Net income per share attributable to common stockholders
Basic	$0.50	$0.41	$0.28
Diluted	$0.46	$0.39	$0.26
Weighted average shares used in computing net income per share attributable to common stockholders
Basic	25,616	13,294	13,104
Diluted	28,429	14,971	15,325

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,111	$1,916	$1,112
Product development	2,176	669	443
Sales and marketing	3,463	1,761	581
General and administrative	4,621	1,827	1,086

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

								Accumulated
	Convertible						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity	Income
Balance at June 30, 2007	21,176,533	$43,403	14,350,087	$14	(1,375,647)	$(121)	$6,180	$95	$31,144	$37,312

Issuance of common stock upon exercise of stock options	—	—	893,197	1	—	—	2,574	—	—	2,575
Stock-based compensation	—	—	—	—	—	—	3,222	—	—	3,222
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	1,707	—	—	1,707
Repurchase of common shares	—	—	—	—	(558,730)	(5,606)	—	—	—	(5,606)
Cumulative effect of adoption of accounting for uncertain tax positions	—	—	—	—	—	—	—	—	(1,705)	(1,705)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	12,867	12,867	12,867
Unrealized gain on investments	—	—	—	—	—	—	—	10	—	10	10
Currency translation adjustments	—	—	—	—	—	—	—	(71)	—	(71)	(71)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$12,806

Balance at June 30, 2008	21,176,533	$43,403	15,243,284	$15	(1,934,377)	$(5,727)	$13,683	$34	$42,306	$50,311

Issuance of common stock upon exercise of stock options	—	—	169,716	—	—	—	304	—	—	304
Stock-based compensation	—	—	—	—	—	—	6,173	—	—	6,173
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	474	—	—	474
Repurchase of common stock	—	—	—	—	(163,275)	(1,337)	—	—	—	(1,337)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	17,274	17,274	17,274
Unrealized gain on investments	—	—	—	—	—	—	—	(10)	—	(10)	(10)
Currency translation adjustments	—	—	—	—	—	—	—	(3)	—	(3)	(3)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$17,261

Balance at June 30, 2009	21,176,533	$43,403	15,413,000	$15	(2,097,652)	$(7,064)	$20,634	$21	$59,580	$73,186

Issuance of common stock upon exercise of stock options	—	—	657,614	1	—		1,639	—	—	1,640
Issuance of common stock in connection with initial public offering, net of issuance costs of $13,215	—		10,000,000	10			136,775			136,785
Conversion of preferred stock to common stock in connection with initial public offering	(21,176,533)	(43,403)	21,176,533	21	—	—	43,382	—	—	43,403
Stock-based compensation	—	—	—	—	—		13,371	—	—	13,371
Excess tax benefits from stock-based compensation	—	—	—	—	—		1,780	—	—	1,780
Repurchase of common stock	—	—	—	—	(79,800)	(715)	—	—	—	(715)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	20,584	20,584	20,584
Currency translation adjustments	—	—	—	—	—	—	—	(12)	—	(12)	(12)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$20,572

Balance at June 30, 2010	—	$—	47,247,147	$47	(2,177,452)	$(7,779)	$217,581	$9	$80,164	$290,022

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended June 30,
	2010	2009	2008

Cash flows from operating activities
Net income	$20,584	$17,274	$12,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,791	15,978	11,727
Provision for sales returns and doubtful accounts receivable	(751)	1,473	1,146
Stock-based compensation	13,371	6,173	3,222
Excess tax benefits from stock-based compensation	(1,859)	(474)	(1,707)
(Gain) loss, net on early extinguishment of debt	(1,179)	—	—
Other non-cash adjustments, net	(443)	563	369
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,403)	(9,042)	(921)
Prepaid expenses and other assets	29	485	(228)
Other assets, noncurrent	11	(710)	(555)
Deferred taxes	(6,771)	(4,081)	(3,772)
Accounts payable	3,363	3,359	(4,977)
Accrued liabilities	7,900	2,491	8,020
Deferred revenue	(112)	(720)	(954)
Other liabilities, noncurrent	(22)	(199)	514

Net cash provided by operating activities	38,509	32,570	24,751

Cash flows from investing activities
Restricted cash	14	711	(23)
Proceeds from sales of property and equipment	53	—	44
Capital expenditures	(2,710)	(1,347)	(2,177)
Business acquisitions, net of notes payable and cash acquired	(68,176)	(27,932)	(63,244)
Internal software development costs	(1,414)	(1,060)	(1,378)
Purchases of marketable securities	—	—	(11,642)
Proceeds from sales and maturities of marketable securities	—	2,302	29,172

Net cash used in investing activities	(72,233)	(27,326)	(49,248)

Cash flows from financing activities
Net proceeds from issuance of common stock	136,790	—	—
Proceeds from exercise of common stock options	1,640	304	2,575
Proceeds from bank debt	43,300	8,607	29,000
Principal payments on bank debt	(3,100)	(3,500)	—
Principal payments on acquisition-related notes payable	(15,450)	(9,560)	(4,920)
Excess tax benefits from stock-based compensation	1,859	474	1,707
Repurchases of common stock	(715)	(1,337)	(5,606)

Net cash provided by (used in) financing activities	164,324	(5,012)	22,756

Effect of exchange rate changes on cash and cash equivalents	(12)	(3)	(71)
Net increase (decrease) in cash and cash equivalents	130,588	229	(1,812)
Cash and cash equivalents at beginning of period	25,182	24,953	26,765

Cash and cash equivalents at end of period	$155,770	$25,182	$24,953

Supplemental disclosure of cash flow information
Cash paid for interest	3,860	2,269	1,193
Cash paid for taxes	22,109	20,354	8,473

Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock to common stock	43,403	—	—
Notes payable issued in connection with business acquisitions	14,501	8,151	16,910

See notes to consolidated financial statements

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	The Company

QuinStreet, Inc. (the “Company”) is an online media and marketing company. The Company was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. The Company provides vertically oriented customer acquisition programs for its clients. The Company also provides hosted solutions for direct selling companies. The corporate headquarters are located in Foster City, California, with offices in Arkansas, Connecticut, Massachusetts, Nevada, New Jersey, New York, North Carolina, Oklahoma, Oregon, India and the United Kingdom.

Initial Public Offering

In connection with the Company’s reincorporation in Delaware in December 2009, the Company increased its number of authorized shares of common and preferred stock to 50,500,000 and 35,500,000, respectively, and established the par value of each share of common and preferred stock to be $0.001. The previously outstanding 5,367,756 shares of Series A convertible preferred stock were converted on a two-for-one basis into 10,735,512 shares of Series A convertible preferred stock of the reincorporated company. Common stock and additional paid-in capital amounts in these financial statements have been adjusted to reflect the par value of common stock.

In February 2010, the Company completed its initial public offering (“IPO”) of its common stock in which it sold and issued 10,000,000 shares of common stock at an issue price of $15.00 per share. A total of $150,000 in gross proceeds were raised from the IPO and $136,785 in net proceeds after deducting underwriting discounts and commissions of $10,500 and other offering costs of $2,715. Upon the closing of the offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 21,176,533 shares of common stock.

After the completion of the IPO in February 2010, the Company amended its certificate of incorporation and increased its number of authorized shares of common stock to 100,000,000 and reduced the number of authorized shares of preferred stock to 5,000,000.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”). DMS revenue, which constituted 99%, 99% and 98% of net revenue in fiscal year 2010, 2009 and 2008, respectively, is derived primarily from fees which are earned through the delivery of qualified leads or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the client provided that no significant obligations remain.

From time to time, the Company may agree to credit a client for certain leads or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of leads or clicks. The Company receives a fee from its clients and pays a fee to Publishers either on a cost per lead, cost per click or cost per thousand impressions basis or as a portion of revenue generated. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s clients are recognized as revenue and the fees paid to its Publishers are included in cost of revenue.

DSS revenue, which constituted 1%, 1% and 2% of net revenue in fiscal year 2010, 2009 and 2008, respectively, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.

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

Clients accounting for over 10% of total net revenue, all of which were from our DMS segment, were as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008

Client A	*	19%	23%
Client B	*	*	12%
Client C	*	*	11%

*	indicates less than 10% of total net revenue for the period.

One client accounted for 12% of the net accounts receivable as of June 30, 2009.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, acquisition-related notes payable, a term loan and a revolving credit line. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related notes payable approximates their recorded amounts as the interest rates on similar financing arrangements available to the Company at June 30, 2010 approximates the interest rates implied when these acquisition-related notes payable were originally issued and recorded. The Company believes that the fair values of the term loan and revolving credit line approximate their recorded amounts at June 30, 2010 as the interest rates on these instruments are variable and based on market interest rates.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents consist primarily of money market funds and time deposits with original maturities of three months or less. Cash equivalents amounted to $135,630 and $9,395 at June 30, 2010 and 2009.

Restricted Cash

At June 30, 2010 and 2009, the Company had $6 and $20, respectively, of cash restricted from withdrawal and held by a bank in certificate of deposits.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, and are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Computer equipment	3 years
Software	3 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	the shorter of the lease term or the estimated useful lives of the improvements

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the developments of website content are included in cost of revenue in the accompanying statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized $1,414, $1,060, and $1,378 in fiscal years 2010, 2009 and 2008, respectively. Amortization of internal software development costs is reflected in cost of revenue.

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The Company has determined that DMS and DSS constitute two separate reporting units. The Company performs its annual goodwill impairment review during its fourth fiscal quarter and concluded that goodwill was not impaired. No impairment charges were recorded in the periods presented.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses for fiscal years 2010, 2009 and 2008 were $139, $185 and $67, respectively.

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

On July 1, 2007, the Company adopted the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained then no benefits of the position are to be recognized. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adoption to the opening balance of retained earnings was $1,705.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales is denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Foreign currency transaction gains or losses are recorded in other income (expense), net and were not material for any period presented.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s comprehensive income (loss) and accumulative other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.

Loss Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to its management to determine whether such accruals should be adjusted and whether new accruals are required.

From time to time, the Company is involved in disputes, litigation and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses.

Stock-Based Compensation

The Company measures and records the expense related to share-based transactions based on the fair values of share-based payment awards as determined on the date of grant using an option-pricing model. The Company has selected the Black-Scholes option pricing model to estimate the fair value of its stock options awards to employees. In applying the Black-Scholes option pricing model, the Company’s determination of fair value of the share-based payment award on the date of grant is affected by the Company’s estimated fair value of common stock for stock options granted prior to the Company’s IPO, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

over the term of the stock options and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors.

For awards with graded vesting the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

See Note 11 for further information.

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. Contributions made by the Company are determined annually by the Board of Directors. There were no employer contributions under this plan for the fiscal years 2010, 2009 and 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and to changes in valuation allowances for deferred tax assets and acquired income tax uncertainties arising from past business combinations. The adoption of the new standard on July 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

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

Both standards should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not anticipate the adoption of these standards in the first quarter of fiscal year 2011 will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued a new fair value accounting standard update. This update requires additional disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

adoption of the new standard in the third quarter of fiscal 2010 did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB amended its accounting guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new amendment sets forth that a registrant is no longer required to disclose the date through which it has evaluated subsequent events. The amended guidance is effective immediately and was adopted by the Company in the third quarter of fiscal 2010. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

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

For periods prior to the conversion of the convertible preferred stock, net income per share information is computed using the two-class method. Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of earnings generated for the period through the IPO that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had this portion of net income been distributed. Diluted net income per share is computed by using the weighted-average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options using the treasury stock method.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Fiscal Year Ended June 30,
	2010	2009	2008

Numerator:
Basic:
Net income	$20,584	$17,274	$12,867
8% non-cumulative dividends on convertible preferred stock	(2,018)	(3,276)	(3,276)
Undistributed earnings allocated to convertible preferred stock	(5,784)	(8,599)	(5,925)

Net income attributable to common stockholders — basic	$12,782	$5,399	$3,666

Diluted:
Net income attributable to common stockholders — basic	$12,782	$5,399	$3,666
Undistributed earnings re-allocated to common stock	419	399	360

Net income attributable to common stockholders — diluted	$13,201	$5,798	$4,026

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	25,616	13,294	13,104

Diluted:
Weighted average shares of common stock used in computing basic net income per share	25,616	13,294	13,104
Add weighted average effect of dilutive securities:
Stock options	2,813	1,677	2,221

Weighted average shares of common stock used in computing diluted net income per share	28,429	14,971	15,325

Net income per common share:
Basic	$0.50	$0.41	$0.28

Diluted	$0.46	$0.39	$0.26

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive:(1)	2,918	4,740	2,286

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method and could be dilutive in the future.

4.	Investments and Fair Value Measurements

Investments

The Company recognized proceeds of $2,302 and $29,172 from the sale and maturities of its investments in marketable securities for fiscal years 2009 and 2008, respectively.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

As of June 30, 2010 and 2009, the Company did not hold marketable securities other than money market funds. Money market funds are classified as cash equivalents on the balance sheet and are categorized as follows in the fair value hierarchy as of June 30, 2010 and 2009.

		Quoted Prices in
		Active Markets
		for Identical Assets
	Total	(Level 1)

Assets:
Money market funds	$133,128	$133,128

Balance at June 30, 2010	$133,128	$133,128

Assets:
Money market funds	$8,054	$8,054

Balance at June 30, 2009	$8,054	$8,054

5.  Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net balances are comprised of the following:

	June 30,
	2010	2009

Accounts receivable	$54,224	$36,792
Less: Allowance for doubtful accounts	(324)	(506)
Less: Allowance for sales returns	(2,434)	(3,003)

	$51,466	$33,283

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Property and Equipment, Net

Property and equipment, net balances are comprised of the following:

	June 30,
	2010	2009

Computer equipment	$11,506	$10,295
Software	5,946	4,955
Furniture and fixtures	1,976	1,992
Leasehold improvements	917	694
Internal software development costs	14,870	13,456

	35,215	31,392
Less: Accumulated depreciation and amortization	(29,796)	(26,651)

	$5,419	$4,741

Depreciation expense was $2,227, $2,742 and $2,400 for fiscal years 2010, 2009 and 2008, respectively. Amortization expense related to internal software development costs was $1,275, $1,500 and $1,816 for fiscal years 2010, 2009 and 2008, respectively.

Accrued liabilities

Accrued liabilities are comprised of the following:

	June 30,
	2010	2009

Accrued media costs	$15,760	$12,920
Accrued compensation and related expenses	11,872	6,457
Accrued taxes payable	642	430
Accrued professional service and other business expenses	1,870	1,987

Total accrued liabilities	$30,144	$21,794

6.	Acquisitions

Acquisitions in Fiscal Year 2010

Acquisition of Internet.com

On November 30, 2009, the Company acquired the website business of Internet.com, a division of WebMediaBrands, Inc., a New York-based Internet media company, in exchange for $16,000 in cash paid upon closing of the acquisition and the issuance of a $2,000 non-interest-bearing promissory note payable in one installment. The Company received $357 in a working capital adjustment following the closing of the acquisition. The adjustment reduced the face value of the note payable by $300 and the cash paid by $57. The results of Internet.com’s operations have been included in the consolidated financial statements since the acquisition date.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The Company acquired Internet.com to broaden its media access and client base in the business-to-business market. The total purchase price recorded was as follows:

Amount

Cash	$15,943
Fair value of debt (net of $46 of imputed interest)	1,654

$17,597

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

	Estimated	Estimated
	Fair Value	Useful Life

Tangible assets acquired	$3,136
Liabilities assumed	(503)
Advertiser relationships	1,300	5 - 7 years
Website/trade/domain names	2,500	5 years
Content	2,400	4 years
Noncompete agreements	200	2 years
Goodwill	8,564	Indefinite

	$17,597

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

Amount

Cash	$15,000
Fair value of debt (net of $24 of imputed interest )	976

$15,976

The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The goodwill is deductible for tax purposes. The following

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated	Estimated
	Fair Value	Useful Life

Advertiser relationships	$900	3 years
Website/trade/domain names	1,250	8 years
Content	3,900	8 years
Goodwill	9,926	Indefinite

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

	$9,759

Other Acquisitions in Fiscal Year 2010

During fiscal year 2010, in addition to the acquisition of HSH, Insure.com and Internet.com, the Company acquired operations from 30 other online publishing businesses in exchange for $29,882 in cash paid upon closing of the acquisitions and $8,643 payable in the form of non-interest-bearing, unsecured promissory notes payable

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

over a period of time ranging from one to five years. The aggregate purchase price recorded was as follows: The aggregate purchase price recorded was as follows:

Amount

Cash	$29,882
Fair value of debt (net of $531 of imputed interest)	8,112

$37,994

The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values and liabilities assumed, if any. The excess of the purchase price over the aggregate fair values of the identifiable intangible assets was recorded as goodwill. Goodwill deductible for tax purposes is $24,299. The following table summarizes the preliminary allocation of the purchase prices of these other acquisitions and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life

Tangible assets acquired	$45
Content	8,384	1-6 years
Customer/publisher relationships	1,150	1-7 years
Website/trade/domain names	2,748	5 years
Noncompete agreements	224	2-3 years
Acquired technology	199	3 years
Goodwill	25,244	Indefinite

	$37,994

Acquisitions in Fiscal Year 2009

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

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	$14,670

Other Acquisitions in Fiscal Year 2009

During fiscal year 2009, in addition to the acquisition of CardRatings, the Company acquired operations from 33 online publishing businesses in exchange for $14,606 in cash paid upon closing of the acquisitions and $4,268 payable primarily in the form of non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to five years. The aggregate purchase price recorded was as follows:

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

	Estimated	Estimated
	Fair Value	Useful Life

Liabilities assumed	$(22)
Content	2,538	1-6 years
Customer/publisher relationships	1,952	1-7 years
Website/trade/domain names	2,418	5 years
Noncompete agreements	236	2-3 years
Acquired technology	392	3 years
Goodwill	11,099	Indefinite

	$18,613

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Acquisitions in Fiscal Year 2008

Acquisition of Cyberspace Communications Corporation (“SureHits”)

On April 9, 2008, the Company acquired 100% of the outstanding shares of SureHits, an Oklahoma-based online marketing company, in exchange for $26,519 in cash paid upon closing of the acquisition and $1,913 payable in two equal installments over the next year related to employee change-in-control provisions. Additionally, the sellers had the potential to earn up to an additional $18,000 through fiscal year 2012, such earn-out amounts being contingent upon the achievement of specified financial targets. The results of SureHits’ operations have been included in the consolidated financial statements since the acquisition date. The Company acquired SureHits to broaden its media access and client base in the financial services market. The total purchase price recorded was as follows:

Amount

Cash	$26,519
Fair value of change-in-control provisions (net of $72 of imputed interest)	1,841
Acquisition-related costs	212

$28,572

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

	Estimated	Estimated
	Fair Value	Useful Life

Tangible assets acquired	$4,006
Liabilities assumed	(2,998)
Advertiser relationships	7,692	3-5 years
Acquired technology	2,482	3 years
Publisher relationships	391	2 years
Trade name	199	5 years
Noncompete agreements	176	3 years
Goodwill	16,624	Indefinite

	$28,572

In each of fiscal year 2010 and 2009, the Company paid $4,500 in earn-out payments upon the achievement of the specified financial targets. The earn-out payments were recorded as goodwill.

Acquisition of ReliableRemodeler.com, Inc. (“ReliableRemodeler”)

On February 7, 2008, the Company acquired 100% of the outstanding shares of ReliableRemodeler, an Oregon-based online company specializing in home renovation and contractor referrals, in exchange for $17,500 in cash paid upon closing of the acquisition, $2,000 of which was placed in escrow, and the issuance of $8,000 in non-interest-bearing, unsecured promissory notes payable in three installments over the next four years. The results of ReliableRemodeler’s acquired operations have been included in the consolidated financial statements since the

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

acquisition date. The Company acquired ReliableRemodeler to broaden its media access and client base in the home services market. The total purchase price recorded was as follows:

Amount

Cash	$17,500
Fair value of debt (net of $1,277 of imputed interest)	6,723
Acquisition-related costs	54

$24,277

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

	Estimated	Estimated
	Fair Value	Useful Life

Tangible assets acquired	$859
Liabilities assumed	(987)
Deferred tax liabilities	(3,849)
Customer relationships	7,476	5 years
Acquired technology	1,124	5 years
Trade name and domain name	814	5 years
Content	183	4 years
Goodwill	18,657	Indefinite

	$24,277

Acquisition of Vendorseek L.L.C. (“Vendorseek”)

On May 15, 2008, the Company acquired the assets of Vendorseek, a New Jersey-based provider of online matching services for businesses that connect Internet visitors with vendors, in exchange for $10,665 in cash paid upon closing of the acquisition and the issuance of $3,750 in interest-bearing, unsecured promissory notes payable in three installments over the next three years at an annual interest rate of 1.64%. The results of Vendorseek’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Vendorseek to broaden its media access and client base in the business-to-business market. The total purchase price recorded was as follows:

Amount

Cash	$10,665
Fair value of debt (net of $346 of imputed interest)	3,404
Acquisition-related costs	128

$14,197

The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated	Estimated
	Fair Value	Useful Life

Tangible assets acquired	$413
Liabilities assumed	(221)
Customer relationships	156	2 years
Publisher relationships	899	5 years
Acquired technology	639	3 years
Trade name and domain name	252	5 years
Noncompete agreements	88	3 years
Goodwill	11,971	Indefinite

	$14,197

Other Acquisitions in Fiscal Year 2008

During the fiscal year 2008, in addition to the acquisitions of SureHits, ReliableRemodeler and Vendorseek, the Company acquired operations from 20 other online publishing entities in exchange for $9,471 in cash paid upon closing of the acquisitions and $5,354 payable primarily in the form of non-interest-bearing promissory notes payable over a period of time ranging from one to three years, the majority of which are secured by the assets acquired. The aggregate purchase price recorded was as follows:

Amount

Cash	$9,471
Fair value of debt (net of $412 of imputed interest)	4,942
Acquisition-related costs	84

$14,497

The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values and liabilities assumed, if any. No tangible assets were acquired nor were any liabilities assumed. The excess of the purchase price over the aggregate fair values of the identifiable intangible assets was recorded as goodwill. The goodwill is entirely deductible for tax purposes. The following table summarizes the allocation of the purchase prices of these fiscal year 2008 acquisitions and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life

Content	$3,281	2-5 years
Customer/advertiser/publisher relationships	918	2-5 years
Domain names	1,364	5 years
Noncompete agreements	269	2-3.5 years
Goodwill	8,665	Indefinite

	$14,497

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Pro Forma Financial Information (unaudited)

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

	Fiscal Year Ended
	June 30,
	2010	2009

Net revenue	$342,824	$281,785
Net income	19,506	12,580
Basic net income per share	$0.45	$0.27
Diluted net income per share	$0.42	$0.26

7.	Intangibles Assets, Net and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following:

	June 30, 2010			June 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer/publisher/advertiser relationships	$26,532	$(11,798)	$14,734	$22,982	$(6,299)	$16,683
Content	34,388	(16,064)	18,324	18,145	(10,546)	7,599
Website/trade/domain names	16,485	(5,171)	11,314	9,187	(2,988)	6,199
Acquired technology and others	11,398	(8,614)	2,784	10,034	(6,525)	3,509

	$88,803	$(41,647)	$47,156	$60,348	$(26,358)	$33,990

Amortization of intangible assets was $15,289, $11,736 and $7,511 for fiscal years 2010, 2009 and 2008, respectively.

Amortization expense for the Company’s acquisition-related intangible assets as of June 30, 2010 for each of the next five years and thereafter is as follows:

Year Ending June 30,

2011	$15,616
2012	12,519
2013	8,991
2014	4,836
2015	2,917
Thereafter	2,277

$47,156

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The changes in the carrying amount of goodwill for fiscal years 2010 and 2009 were as follows:

	DMS	DSS	Total

Balance at June 30, 2008	$79,237	$1,231	$80,468
Additions	26,276	—	26,276

Balance at June 30, 2009	105,513	1,231	106,744
Additions	51,838	—	51,838

Balance at June 30, 2010	$157,351	$1,231	$158,582

In fiscal year 2010, the additions to goodwill relate to the Company’s acquisitions as described in Note 6, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors.

8.	Income Taxes

The components of our income before income taxes were as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008

US	$35,987	$30,806	$20,299
Foreign	873	377	1,444

	$36,860	$31,183	$21,743

The components of the provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008

Current
Federal	$17,555	$14,018	$9,856
State	5,827	3,808	2,437
Foreign	(88)	164	355

	23,294	17,990	12,648
Deferred
Federal	$(6,005)	$(4,109)	$(3,074)
State	(981)	94	(698)
Foreign	(32)	(66)	—

	(7,018)	(4,081)	(3,772)

	$16,276	$13,909	$8,876

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

A reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008

Federal tax rate	35.0%	35.0%	35.0%
States taxes, net of federal benefit	8.1%	8.2%	5.1%
Stock-based compensation expense	4.4%	2.8%	1.7%
Other	(3.3)%	(1.4)%	(1.0)%

Effective income tax rate	44.2%	44.6%	40.8%

The components of the current and long-term deferred tax assets, net consist of the following:

	Fiscal Year Ended June 30,
	2010	2009

Current:
Net operating loss	$129	$143
Deferred revenue	190	178
Reserves and accruals	4,780	3,155
Stock options	1,545	685
Other	1,884	1,382

Total current deferred tax assets	$8,528	$5,543

Non current
Intangible assets	$(462)	$(460)
Net operating loss	169	156
Fixed assets	(211)	(74)
Stock options	4,634	2,055
Foreign	11	4

Total noncurrent deferred tax assets	4,141	1,681
Valuation allowance	(169)	(156)

Noncurrent deferred tax assets, net	$3,972	$1,525

Total deferred tax assets, net	$12,500	$7,068

Management periodically evaluates the realizability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of June 30, 2010 the Company determined that no domestic valuation allowance is required as it believes it is more likely than not to realize all its domestic deferred tax assets in the foreseeable future.

During fiscal year 2010, deferred tax assets from taxable losses of $30 were generated in Japan whose realization management does not believe are more likely than not to be realizable. A full valuation allowance of $169 is provided against the Japan deferred tax assets. The valuation allowance increased by $13 and by $14 in fiscal years 2010 and 2009, respectively, related to higher foreign deferred tax assets.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

As of June 30, 2010, the Company had no operating loss carryforwards for federal income tax purposes. The Company has California net operating loss carryforwards of $2,494 which will begin to expire in fiscal year 2011. The California net operating loss will not offset future taxable income and is available to be utilized for the amended fiscal year 2006 California tax return. The Company’s Japanese subsidiary had net operating loss carryforwards of $403 that will begin to expire in fiscal year 2011. Deferred tax assets related to those net operating loss carryforwards were fully reserved as of June 30, 2010.

United States federal income taxes have not been provided for the $1,239 of cumulative undistributed earnings of the Company’s foreign subsidiaries as of June 30, 2010. The Company’s present intention is that such undistributed earnings be permanently reinvested offshore, with the exception of the undistributed earnings of its Canadian subsidiary. The Company would be subject to additional United States taxes if these earnings were repatriated. The amount of the unrecognized deferred income tax liability related to these earnings is not material to the financial statements.

Effective July 1, 2007, the Company adopted the authoritative accounting guidance on uncertainties in income taxes. The cumulative effect of adoption to the opening balance of retained earnings was $1,705. A reconciliation of the beginning and ending amounts of unrecognized tax benefits since the adoption of accounting guidance on uncertainty in income taxes is as follows:

	Fiscal Year
	2010	2009	2008

Balance at the beginning of the year	$2,617	$2,248	$2,383
Gross increases — current period tax positions	219	868	193
Gross decreases — current period tax positions	—	(293)	(328)
Reductions as a result of lapsed statute of limitations	(99)	(206)	—
Gross decreases — settlements with tax authorities	(723)	—	—

Balance at the end of the year	$2,014	$2,617	$2,248

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes. As of June 30, 2010, the Company has accrued $504 for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on the Company’s consolidated balance sheet.

As of June 30, 2010, unrecognized tax benefits of $2,014, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2006. The California Franchise Tax Board (“FTB”) commenced an examination of the Company’s California income tax return for its fiscal year ended June 30, 2007 and 2008. The audit is currently in progress with no estimated completion date. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for its fiscal year ended June 30, 2007 that was finalized on December 23, 2009 with no proposed adjustments. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. As of June 30, 2010, the tax years 2007 through 2009 remain open in the U.S., the tax years 2005 through 2009 remain open in the various state jurisdictions, and the tax years 2004 through 2009 remain open in the various foreign jurisdictions.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

9.	Debt

Promissory Notes

During fiscal years 2010, 2009 and 2008, the Company issued total promissory notes for the acquisition of businesses of $14,501, $8,151 and $16,910, respectively, net of imputed interest amounts of $842, $1,117 and $2,107, respectively. Other than for one acquisition in fiscal year 2008 in which $3,750 in promissory notes were issued at an annual interest rate of 1.64%, all of the promissory notes are non-interest-bearing. Interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. Accretion of notes payable of $1,188, $1,461 and $844 was recorded during fiscal years 2010, 2009 and 2008, respectively. Certain of the promissory notes are secured by the assets acquired in respect to which the notes were issued.

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

Borrowings under the credit facility are collateralized by the Company’s assets and interest is payable quarterly at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net and acquisition costs for business combinations. The revolving credit line also requires a quarterly facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends. In addition, the Company is required to maintain financial ratios computed as follows:

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

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Under the terms of the credit facility the Company must maintain a minimum quick ratio of 1.15 to 1.00, a minimum fixed charge coverage ratio of 1.15 to 1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.75 to 1.00 through December 31, 2010 and 2.50 to 1.00 for all fiscal quarters thereafter and also requires the Company to comply with other nonfinancial covenants. The Company was in compliance with the covenants as of June 30, 2010 and 2009.

Upfront arrangement fees incurred in connection with the credit facility are deferred and amortized over the remaining term of the arrangement. As of June 30, 2010 and 2009, $34,150 and $28,500 was outstanding under the term loan and $41,753 and $6,257 was outstanding under the revolving credit line, respectively.

Debt Maturities

The maturities of debt as of June 30, 2010 were as follows:

	Notes	Credit
Fiscal Year Ending June 30,	Payable	Facility

2011	$12,278	$3,963
2012	3,059	7,000
2013	2,084	12,688
2014	1,623	52,253
2015 and thereafter	500	—

	19,544	75,904
Less: Imputed interest and unamortized discounts	(565)	(1,275)
Less: Current portion	(11,959)	(3,603)

Noncurrent portion of debt	$7,020	$71,026

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

10.	Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for fiscal years 2010, 2009 and 2008, was $3,091, $2,550 and $2,151, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2010 were as follows:

Operating
Fiscal Year Ending June 30,	Leases

2011	$1,442
2012	1,146
2013	2,073
2014	2,332
2015	2,379
Thereafter	8,269

$17,641

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

Concurrently with the execution of the lease, the Company delivered to the landlord a letter of credit in the face amount of $500.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2010 and 2009, respectively.

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

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited; however, the Company believes the estimated fair value of these indemnity provisions is minimal, and accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2010 and 2009, respectively.

During fiscal year 2009, the Company settled an indemnity obligation with respect to one ongoing litigation matter. See discussion below for further details.

Litigation

In 2005, the Company was notified by one of its DSS segment clients that epicRealm Licensing, LLC (“epicRealm LLC”), had filed a lawsuit in federal court in Texas against such client alleging that certain web-based services provided by the Company and others to such client infringed certain epicRealm LLC patents. In 2006, the Company filed suit against epicRealm Licensing LP (“epicRealm LP”) in federal court in Delaware seeking to invalidate certain epicRealm LP patents. In 2007, epicRealm LP filed counterclaims against the Company alleging patent infringement. Parallel Networks, LLC was later substituted for epicRealm LP as the patent holder and party-in-interest. In April 2009, the Company entered into a settlement and license agreement (“Agreement”) with Parallel Networks pertaining to the patents in question (“Licensed Patents”). Under the terms of the Agreement, Parallel Networks granted the Company a perpetual, royalty-free, non-sublicensable and generally non-transferable, worldwide right and license under the Licensed Patents: (i) to use any product technology or service covered by or which embodies any one or more claims of the Licensed Patents (as defined in the Agreement); and (ii) to practice any method covered by any one or more claims of the Licensed Patents in connection with the activities in clause (i). Additionally, Parallel Networks covenanted not to sue the Company.

The Company paid Parallel Networks a one-time, non-refundable fee of $850. The Company recognized an intangible asset of $226 related to the estimated fair value of the license and recorded the remaining $624 as a settlement expense.

See Note 15 for further information.

11.	Stock Benefit Plans

Stock-Based Compensation

For fiscal years 2010, 2009 and 2008, the Company recorded stock-based compensation expense of $13,371, $6,173 and $3,222, respectively, resulting in the recognition of related excess tax benefits of $1,780, $474 and $1,707, respectively. The Company included as part of cash flows from financing activities a gross benefit of tax deductions of $1,859, $474 and $1,707 in fiscal years 2010, 2009 and 2008, respectively, related to stock-based compensation.

Stock Incentive Plan

On January 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan amended and restated the Company’s 1999 Equity Incentive Plan (the “1999 Plan”).

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

In November 2009, the Company’s board of directors adopted the 2010 Equity Incentive Plan (the “2010 Incentive Plan”) and the Company’s stockholders approved the 2010 Incentive Plan in January 2010. The 2010 Incentive Plan became effective upon the completion of the IPO. Awards granted after January 2008 but before the adoption of the 2010 Incentive Plan continue to be governed by the terms of the 2008 Plan. All outstanding stock awards granted before January 2008 continue to be governed by the terms of the 1999 Plan.

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

In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of NQSQs to purchase shares of the Company’s common stock to non-employee directors and also provides for the discretionary grant of restricted stock units. Stock options granted to new non-employee directors vest over four years; annual grants to existing directors over one year.

An aggregate of 300,000 shares of the Company’s common stock are reserved for issuance under the Directors’ Plan. This amount may be increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year.

The Company expects to satisfy the exercise of vested stock options by issuing new shares that are available for issuance under both the 2010 and Directors’ Plans. As of June 30, 2010, the Company has reserved a maximum of 18,656,000 shares of common stock for issuance under the 2010 and Directors’ Plans, of which shares available for issuance totaled 439,324. On July 1, 2010, the Company increased the number of shares of common stock reserved for issuance under these Plans to 21,109,484. As of June 30, 2010, the Company had not granted any form of equity compensation other than stock options.

Valuation Assumptions

The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. Fair value of the common stock was determined by the board of directors for the stock options granted prior to the Company’s IPO. The Company calculates the weighted average expected life of options using the simplified method pursuant to the accounting guidance for share-based payments as it does not have sufficient historical exercise experience. Since the Company’s does not have extensive trading history, the Company estimates

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

the expected volatility of its common stock based on the historical volatility of comparable public companies over the stock option’s expected term. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock options. Compensation expense is amortized on a straight-line basis over the requisite service period of the options, which is generally four years.

The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options in fiscal years 2010, 2009 and 2008 were as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008

Expected term (in years)	4.6	4.6	4.6
Weighted-average volatility	67%	62%	52%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.4%	2.8%	3.1%
Grant date fair value	$9.42	$5.28	$4.76

Stock Option Award Activity

The following table summarizes the stock option activity under the Plans for fiscal year 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(in Years)	Value

Outstanding at June 30, 2009	9,151,423	$7.87
Options granted	3,797,950	13.30
Options exercised	(657,614)	2.49
Options forfeited	(347,487)	11.40
Options expired	(148,210)	9.41

Outstanding at June 30, 2010	11,796,062	$9.79	5.26	$31,527

Vested and expected-to-vest at June 30, 2010(1)	10,832,457	$9.61	5.22	$30,209

Vested and exercisable at June 30, 2010	6,586,248	$7.99	4.81	$24,285

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised during fiscal years 2010, 2009 and 2008, respectively:

	Fiscal Year Ended June 30,
	2010	2009	2008

Intrinsic value	$8,001	$1,365	$6,606
Cash received	1,640	304	2,575
Tax benefit	2,129	544	1,734

As of June 30, 2010, there was $38,696 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.4 years.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

12.	Stockholders’ Equity

Initial Public Offering of Common Stock

In February 2010, the Company completed its IPO, whereby it sold 10,000,000 shares of common stock at a price of $15.00 per share. The Company received $136,785 after offering costs of $13,215.

Stock Repurchases

The Company repurchased 79,800, 163,275 and 558,730 shares of its outstanding common stock at a total cost of $715, $1,337 and $5,606 and an average cost of $8.96, $8.19 and $10.03 per share during fiscal years 2010, 2009 and 2008, respectively. These shares have been accounted for as treasury stock.

Preferred Stock

Prior to the closing of the IPO, the Company had three series of convertible preferred stock outstanding.

On February 11, 2010, in conjunction with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted on a one-for-one basis into 21,176,533 shares of common stock. At June 30, 2010, the Company had no shares of preferred stock outstanding.

13.	Related Party Transactions

Katrina Boydon serves as the Company’s Vice President of Content and Compliance and is the sister of Bronwyn Syiek, the Company’s President and Chief Operating Officer. In fiscal years 2010, 2009 and 2008, Ms. Boydon received a base salary of $193, $184, and $165 (later increased to $175) per year, respectively, and a bonus payout of $67, $51, and $45, respectively. In fiscal years 2010, 2009 and 2008, Ms. Boydon was granted options to purchase an aggregate of 45,000, 30,000 and 20,000 shares of the Company’s common stock, respectively. Ms. Boydon’s fiscal year 2011 base salary is $203 per year, and she has a fiscal year 2011 target bonus of $73.

Rian Valenti serves as a client sales and development associate and is the son of Doug Valenti, the Company’s Chief Executive Officer and Chairman. Mr. Rian Valenti joined the Company in fiscal year 2009. In fiscal years 2010 and 2009, Mr. Rian Valenti received a base salary of $54 and $52 per year, and a commission payout of $23 and $2, respectively. In fiscal year 2009, Mr. Rian Valenti was granted an option to purchase an aggregate of 1,500 shares of the Company’s common stock. Mr. Rian Valenti’s fiscal year 2011 base salary is $62 per year, and he has a fiscal year 2011 commission opportunity of $55.

The Company had a preferred publisher agreement with Remilon, an online publishing entity, one of whose primary owners is the brother-in-law of one of the Company’s Executive Vice Presidents. Under the preferred publisher agreement, the Company paid commissions for qualified leads generated from links on Remilon’s website. The Company paid commissions to Remilon for fiscal years 2010, 2009 and 2008 of $2,226, $4,204, and $3,070, respectively. Amounts payable to Remilon at June 30, 2009 were $721. There were no amounts payable at June 30, 2010. The publisher agreement expired in October 2009.

14.	Segment Information

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

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Summarized information by segment was as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008

Net revenue by segment:
DMS	$333,090	$257,420	$188,429
DSS	1,745	3,107	3,601

Total net revenue	334,835	260,527	192,030

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	70,423	55,251	34,740
DSS	956	1,621	1,539

Total segment operating income before depreciation, amortization, and stock-based compensation expense	71,379	56,872	36,279
Depreciation and amortization	(18,791)	(15,978)	(11,727)
Stock-based compensation expense	(13,371)	(6,173)	(3,222)

Total operating income	$39,217	$34,721	$21,330

The following tables set forth net revenue, assets and long-lived assets by geographic area:

	Fiscal Year Ended June 30,
	2010	2009	2008

Net revenue:
United States	$334,131	$259,965	$191,245
International	704	562	785

Total net revenue	$334,835	$260,527	$192,030

	June 30,
	2010	2009

Long-lived assets:
United States	$5,193	$4,485
International	226	256

Total long-lived assets	$5,419	$4,741

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

15.	Subsequent Events

Acquisition of Insurance.com

On July 26, 2010, the Company acquired the website business Insurance.com from Insurance.com Group, Inc., in exchange for $33,000 in cash paid upon closing of the acquisition and the issuance of a $2,640 non-interest-bearing promissory note payable in one installment. The results of Insurance.com’s operations will be included in the consolidated financial statements following the acquisition date. The Company acquired Insurance.com for its capacity to generate online visitors in the financial services market.

The Company is currently evaluating the purchase price allocation following the consummation of the transaction. It is not possible to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information given the short period of time between the acquisition date and the filing date of this report.

Litigation

On September 8, 2010, a patent infringement lawsuit was filed against the Company by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that the Company has infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as its lead generation in the mortgage client vertical. While the Company intends to vigorously defend its position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management’s Report on Internal Control Over Financial Reporting for Fiscal Year ended June 30, 2010

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Registrant,” because we will not furnish such information in our definitive proxy statement prepared in accordance with Schedule 14A.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and all others performing similar functions. The Code of Conduct and Ethics is available on the investor relations section of the Company’s website at http://investor.quinstreet.com.

The remaining information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders (the

“Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2010, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We have filed the following documents are part of this Annual Report on Form 10-K:

1. Consolidated Financial Statement

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

Allowance for doubtful accounts receivables and sales returns

		Charged to
	Balance at the	Expenses/	Write-offs	Balance at
	Beginning of	Against the	Net of	the End of
	the Year	Revenue	Receivables	the Year

Fiscal year 2008	$1,094	$1,217	$(150)	$2,161
Fiscal year 2009	$2,161	$1,463	$(115)	$3,509
Fiscal year 2010	$3,509	$263	$(1,014)	$2,758

Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenue.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit
No.	Description of Exhibit

3.1(6)	Amended and Restated Certificate of Incorporation
3.2(7)	Amended and Restated Bylaws
4.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.
4.2(1)	Second Amended and Restated Investor Rights Agreement, by and between QuinStreet, Inc., Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.
10.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.
10.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).
10.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).
10.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).
10.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

Exhibit
No.	Description of Exhibit

10.6(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).
10.7(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).
10.8(2)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.
10.9(2)+	Form of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.
10.10(2)+	Form of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.
10.11(3)+	Form of 2010 Incremental Bonus Plan.
10.12(3)+	Annual Incentive Plan.
10.13(3)	Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent, dated as of January 14, 2010.
10.14(3)	Security Agreement, by and among QuinStreet, Inc., certain subsidiaries of QuinStreet, Inc. and Comerica Bank as Administrative Agent, dated as of September 29, 2008.
10.15(3)#	QuinStreet Merchant Agreement, dated as of October 3, 2001, by and between QuinStreet, Inc. and DeVry, Inc.
10.16(3)#	Letter Agreement, dated as of December 2, 2003, by and between QuinStreet, Inc. and DeVry, Inc
10.17(3)#	Letter Agreement by and between QuinStreet, Inc. and DeVry, Inc.
10.18(3)#	Letter Agreement, dated as of October 5, 2007, by and between QuinStreet, Inc. and DeVry, Inc.
10.19(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.
10.20(4)	Office Lease Agreement, dated as of June 2, 2003, by and between QuinStreet, Inc. and CA-Parkside Towers Limited Partnership, as amended.
10.21(5)	Office Lease Metro Center, dated as of February 24, 2010, between the registrant and CA-Metro Center Limited Partnership.
21.1*	List of subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of QuinStreet, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.

+	Indicates management contract or compensatory plan.

#	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.

(2)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(4)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s quarterly report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.

(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2010.

QuinStreet, Inc.

By:	/s/ Douglas Valenti
Douglas Valenti
Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Valenti and Kenneth Hahn, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Valenti Douglas Valenti	Chairman and Chief Executive Officer (Principal Executive Officer)	September 13, 2010

/s/ Kenneth Hahn Kenneth Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2010

/s/ William Bradley William Bradley	Director	September 13, 2010

/s/ John G. McDonald John G. McDonald	Director	September 13, 2010

/s/ Gregory Sands Gregory Sands	Director	September 13, 2010

/s/ James Simons James Simons	Director	September 13, 2010

/s/ Glenn Solomon Glenn Solomon	Director	September 13, 2010

/s/ Dana Stalder Dana Stalder	Director	September 13, 2010