Form 10-Q
period 2010-09-30
QUINSTREET, INC
filed 2010-11-10
CIK 1117297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34628

QuinStreet, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0512121 (IRS Employer Identification No.)

950 Tower Lane, 6th Floor, Foster City, California (Address of principal executive offices)	94404 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of October 31, 2010: 45,403,090

QUINSTREET, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUINSTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$127,294	$155,770
Accounts receivable, net	61,944	51,466
Deferred tax assets	8,528	8,528
Prepaid expenses and other assets	4,974	3,123

Total current assets	202,740	218,887

Property and equipment, net	7,985	5,419
Goodwill	179,006	158,582
Other intangible assets, net	57,801	47,156
Deferred tax assets, noncurrent	3,975	3,972
Other assets, noncurrent	599	614

Total assets	$452,106	$434,630

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,861	$16,776
Accrued liabilities	27,383	30,144
Deferred revenue	1,378	1,241
Debt	13,875	15,562

Total current liabilities	67,497	63,723

Deferred revenue, noncurrent	238	305
Debt, noncurrent	78,348	78,046
Other liabilities, noncurrent	2,529	2,534

Total liabilities	148,612	144,608

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 47,505,011 and 47,247,147 shares issued, and 45,327,559 and 45,069,695 shares outstanding at September 30, 2010 and June 30, 2010, respectively	48	47
Additional paid-in capital	223,570	217,581
Treasury stock, at cost (2,177,452 shares at September 30, 2010 and June 30, 2010, respectively)	(7,779)	(7,779)
Accumulated other comprehensive (loss) income	(10)	9
Retained earnings	87,665	80,164

Total stockholders’ equity	303,494	290,022

Total liabilities and stockholders’ equity	$452,106	$434,630

See notes to condensed consolidated financial statements

QUINSTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Net revenue	$103,616	$78,552
Cost of revenue (1)	73,629	55,047

Gross profit	29,987	23,505
Operating expenses: (1)
Product development	5,551	4,470
Sales and marketing	4,745	3,625
General and administrative	4,722	3,441

Operating income	14,969	11,969
Interest income	67	9
Interest expense	(989)	(748)
Other income (expense), net	164	120

Income before income taxes	14,211	11,350
Provision for taxes	(6,710)	(4,837)

Net income	$7,501	$6,513

Net income attributable to common stockholders
Basic	$7,501	$2,207

Diluted	$7,501	$2,395

Net income per share attributable to common stockholders
Basic	$0.17	$0.16

Diluted	$0.16	$0.16

Weighted average shares used in computing net income per share attributable to common stockholders
Basic	45,098	13,405
Diluted	47,112	15,381

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,144	$728
Product development	724	253
Sales and marketing	1,206	507
General and administrative	656	741

See notes to condensed consolidated financial statements

QUINSTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$7,501	$6,513
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,897	3,952
Provision for sales returns and doubtful accounts receivable	(470)	216
Stock-based compensation	3,730	2,229
Excess tax benefits from stock-based compensation	(287)	(94)
Other non-cash adjustments, net	15	102
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,008)	(5,849)
Prepaid expenses and other assets	(1,852)	(236)
Other assets, noncurrent	20	44
Accounts payable	6,960	843
Accrued liabilities	(2,727)	4,229
Deferred revenue	70	(116)
Other liabilities, noncurrent	(5)	(25)

Net cash provided by operating activities	8,844	11,808

Cash flows from investing activities
Restricted cash	(6)	3
Proceeds from sales of property and equipment	—	44
Capital expenditures	(902)	(443)
Business acquisitions, net of notes payable and cash acquired	(34,121)	(11,763)
Internal software development costs	(384)	(316)

Net cash used in investing activities	(35,413)	(12,475)

Cash flows from financing activities
Payments for issuance of common stock	(5)	—
Proceeds from exercise of common stock options	2,095	296
Proceeds from bank debt	—	6,500
Principal payments on bank debt	(900)	(750)
Principal payments on acquisition-related notes payable	(3,365)	(1,963)
Excess tax benefits from stock-based compensation	287	94
Repurchases of common stock	—	(577)

Net cash (used in) provided by financing activities	(1,888)	3,600

Effect of exchange rate changes on cash and cash equivalents	(19)	(20)
Net (decrease) increase in cash and cash equivalents	(28,476)	2,913
Cash and cash equivalents at beginning of period	155,770	25,182

Cash and cash equivalents at end of period	$127,294	$28,095

Supplemental disclosure of cash flow information
Cash paid for interest	1,006	770
Cash paid for taxes	5,763	814
Supplemental disclosure of noncash investing and financing activities
Notes payable issued in connection with business acquisitions	2,870	6,347
See notes to condensed consolidated financial statements

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
Unaudited Interim Financial Information
     The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2010 and for the three months ended September 30, 2010 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the SEC on September 13, 2010. The condensed consolidated balance sheet as of June 30, 2010 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at September 30, 2010, its condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, and its condensed consolidated statements of cash flows for the three months ended September 30, 2010 and 2009. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011 or any other future period.
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

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Revenue Recognition
     The Company derives its revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”). DMS revenue, which constituted 99.7% and 99.5% of net revenue for the three months ended September 30, 2010 and 2009, respectively, is derived primarily from fees which are earned through the delivery of qualified leads, clicks and display advertisements (“impressions”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, click or impression is delivered to the client, provided that no significant obligations remain.
     On July 1, 2010, as required under GAAP, the Company adopted the amended accounting standard for multiple deliverable revenue arrangements which provides guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated. The adoption of this amended standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable revenue arrangements.
     The guidance requires an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price. Due to the unique nature of some of its multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales or third party evidence, therefore the Company may use its best estimate to establish selling prices for these arrangements under the new standard. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimates of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.
     From time to time, the Company may agree to credit a client for certain leads, clicks or impressions if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.
     For a portion of its revenue, the Company has agreements with providers of online media or traffic (“Publishers”) used in the generation of leads and clicks. The Company receives a fee from its clients and pays a fee to Publishers as a portion of revenue generated or on a cost per lead, cost per click or cost per thousand impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s clients are recognized as revenue and the fees paid to its Publishers are included in cost of revenue.
     DSS revenue, which constituted 0.3% and 0.5% of net revenue for the three months ended September 30, 2010 and 2009, respectively, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.
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
     No client accounted for 10% or more of total revenue for the three months ended September 30, 2010. One client accounted for 13% of total revenue for the three months ended September 30, 2009. No client accounted for 10% or more of the net accounts receivable as of September 30, 2010 and June 30, 2010, respectively.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Fair Value of Financial Instruments
     The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, acquisition-related notes payable, a term loan and a revolving credit line. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related notes payable approximates their recorded amounts at September 30, 2010 as the interest rates on similar financing arrangements available to the Company at September 30, 2010 approximates the interest rates implied when these acquisition-related notes payable were originally issued and recorded. The Company believes that the fair values of the term loan and revolving credit line approximate their recorded amounts at September 30, 2010 as the interest rates on these instruments are variable and based on market interest rates.
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
Income Taxes
     The Company accounts for income taxes using an asset and liability approach to record deferred taxes. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of the Company’s net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. The Company’s judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.
     On October 8, 2010, the California legislature approved the 2010-2011 budget bills, which included various income tax provisions. The Company does not expect a material impact to the effective tax rate from the income tax provisions in the bills.
Stock-Based Compensation
     The Company measures and records the expense related to share-based transactions based on the fair values of stock-based payment awards as determined on the date of grant. To determine the fair value of stock options, the Company has selected the Black-Scholes option pricing model to estimate the fair value of its stock options to employees. In applying the Black-Scholes option pricing model, the Company’s determination of fair value of the share-based payment award on the date of grant is affected by the Company’s estimated fair value of common stock for stock options granted prior to the Company’s initial public offering (“IPO”), as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the stock options, the employees’ projected stock option exercise behaviors and projected pre-vesting employment terminations. The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of grant.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
     For awards with graded vesting, the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     See Note 9 for further information.
Recent Accounting Pronouncements
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
     Both standards became effective for the Company on July 1, 2010. The adoption of the new standards did not have a material effect on the Company’s condensed consolidated financial statements.
3. Net Income Attributable to Common Stockholders and Net Income per Share
     Basic and diluted net income per share attributable to common stockholders is presented in conformity with the “two-class method” required for participating securities. In February 2010, all of the Company’s outstanding convertible preferred stock converted into common stock in connection with the initial public offering (“IPO”). Prior to the conversion, holders of Series A, Series B and Series C convertible preferred stock were each entitled to receive 8% per annum non-cumulative dividends, payable prior and in preference to any dividends on any other shares of the Company’s capital stock. No such dividends were paid.
     For periods prior to the conversion of the convertible preferred stock, net income per share information is computed using the two-class method. Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of period-to-date earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had this portion of net income been distributed. Diluted net income per share attributable to common stockholders is computed by using the weighted-average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.
     The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In thousands, except per share data)
Numerator:
Basic:
Net income	$7,501	$6,513
8% non-cumulative dividends on convertible preferred stock	—	(819)
Undistributed earnings allocated to convertible preferred stock	—	(3,487)

Net income attributable to common stockholders — basic	$7,501	$2,207

Diluted:
Net income attributable to common stockholders — basic	$7,501	$2,207
Undistributed earnings re-allocated to common stock	—	188

Net income attributable to common stockholders — diluted	$7,501	$2,395

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	45,098	13,405

Diluted:
Weighted average shares of common stock used in computing basic net income per share	45,098	13,405
Add weighted average effect of dilutive securities:
Stock options	2,014	1,976

Weighted average shares of common stock used in computing diluted net income per share	47,112	15,381

Net income per share attributable to common stockholders
Basic	$0.17	$0.16

Diluted	$0.16	$0.16

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	5,348	4,174

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.
4. Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. A hierarchy for inputs used in measuring fair value has been defined to minimize the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
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
     As of September 30, 2010 and June 30, 2010, the Company did not hold marketable securities other than money market funds. Money market funds are classified as cash equivalents on the balance sheet and are categorized as follows in the fair value hierarchy as of September 30, 2010 and June 30, 2010:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)

		Quoted Prices in
		Active Markets
		for Identical Assets
	Total	(Level 1)
Assets:
Money market funds	$106,196	$106,196

Balance at September 30, 2010	$106,196	$106,196

Assets:
Money market funds	$133,128	$133,128

Balance at June 30, 2010	$133,128	$133,128

5. Acquisitions
Acquisitions in Fiscal Year 2011
Acquisition of Insurance.com
     On July 26, 2010, the Company acquired the website business of Insurance.com, from Insurance.com Group, Inc., an Ohio-based online insurance business, in exchange for $33,000 in cash paid upon closing of the acquisition and the issuance of a $2,640 non-interest-bearing, unsecured promissory note payable in one installment due on the second anniversary of the acquisition date. The results of Insurance.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Insurance.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
Cash	$33,000
Fair value of debt (net of $157 of imputed interest)	2,483

$35,483

     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$1,000
Content	4,290	4 years
Advertiser relationships	2,120	7 years
Website/trade/domain names	2,940	10 years
Acquired technology and others	5,530	2 - 4 years
Noncompete agreements	60	5 years
Goodwill	19,543	Indefinite

	$35,483

Other Acquisitions in Fiscal Year 2011
     During the three months ended September 30, 2010, in addition to the acquisition of Insurance.com, the Company acquired operations from four other online publishing businesses in exchange for $1,121 in cash paid upon closing of the acquisitions and $393 payable in the form of non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to two years. The aggregate purchase price recorded was as follows:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)

Cash	$1,121
Fair value of debt (net of $6 of imputed interest)	387

$1,508

     The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values of the identifiable intangible assets was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase prices of these other acquisitions during the three months ended September 30, 2010 and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life
Content	$324	1-6 years
Customer/publisher relationships	113	1-7 years
Website/trade/domain names	168	5 years
Noncompete agreements	22	2-3 years
Goodwill	881	Indefinite

	$1,508

Acquisitions in Fiscal Year 2010
Acquisition of Internet.com
     On November 30, 2009, the Company acquired the website business of Internet.com, a division of WebMediaBrands, Inc., a New York-based Internet media company, in exchange for $16,000 in cash paid upon closing of the acquisition and the issuance of a $2,000 non-interest-bearing promissory, unsecured note payable in one installment. The Company received $357 in a working capital adjustment following the closing of the acquisition. The adjustment reduced the face value of the note payable by $300 and the cash paid by $57. The results of Internet.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Internet.com to broaden its media access and client base in the business-to-business market. The total purchase price recorded was as follows:

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

	$17,597

Acquisition of Insure.com
     On October 8, 2009, the Company acquired the website business Insure.com, from Life Quotes, Inc., an Illinois-based online marketing company, in exchange for $15,000 in cash paid upon closing of the acquisition and the issuance of a $1,000 non-interest-

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
bearing promissory, unsecured note payable in one installment. The results of Insure.com’s acquired operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Insure.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

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

	$15,976

Acquisition of Payler Corp. D/B/A HSH Associates Financial Publishers (“HSH”)
     On September 14, 2009, the Company acquired 100% of the outstanding shares of HSH, a New Jersey-based online marketing business, in exchange for $6,000 in cash paid upon closing of the acquisition and the issuance of $4,000 in non-interest-bearing, unsecured promissory notes payable in five installments over the next five years. The results of HSH’s acquired operations have been included in the consolidated financial statements since the acquisition date. The Company acquired HSH for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

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

	$9,759

Other Acquisitions in Fiscal Year 2010
     During fiscal year 2010, in addition to the acquisition of Internet.com, Insure.com and HSH, the Company acquired operations from 30 other online publishing businesses in exchange for $29,882 in cash paid upon closing of the acquisitions and $8,643 payable in the form of non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to five years. The aggregate purchase price recorded was as follows:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)

Amount
Cash	$29,882
Fair value of debt (net of $531 of imputed interest)	8,112
$37,994
     The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values and liabilities assumed, if any. The excess of the purchase price over the aggregate fair values of the identifiable intangible assets was recorded as goodwill. Goodwill deductible for tax purposes is $24,299. The following table summarizes the allocation of the purchase prices of these other acquisitions and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$45
Content	8,384	1-6 years
Customer/publisher relationships	1,150	1-7 years
Website/trade/domain names	2,748	5 years
Noncompete agreements	224	2-3 years
Acquired technology	199	3 years
Goodwill	25,244	Indefinite

	$37,994

Pro Forma Financial Information
     The pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2010. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal year 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2010.

	Three Months Ended
	September 30,
	2010	2009
Net revenue	$104,096	$80,339
Net income	7,474	6,569

Basic net income per share	$0.17	$0.17
Diluted net income per share	$0.16	$0.16
6. Intangible Assets, Net and Goodwill
     Intangible assets, net balances, excluding goodwill, consisted of the following:

	September 30, 2010			June 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$28,765	$(12,774)	$15,991	$26,532	$(11,798)	$14,734
Content	39,002	(18,589)	20,413	34,388	(16,064)	18,324
Website/trade/domain names	19,593	(6,366)	13,227	16,485	(5,171)	11,314
Acquired technology and others	17,010	(8,840)	8,170	11,398	(8,614)	2,784

	$104,370	$(46,569)	$57,801	$88,803	$(41,647)	$47,156

     Amortization of intangible assets was $4,922 and $3,155 in the three months ended September 30, 2010 and 2009, respectively.
     Future amortization expense for the Company’s acquisition-related intangible assets as of September 30, 2010 was as follows:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)

Year Ending June 30,
2011 (remaining nine months)	$14,412
2012	16,653
2013	11,521
2014	7,225
2015	3,543
2016 and thereafter	4,447

$57,801

     The change in the carrying amount of goodwill for the three months ended September 30, 2010 was as follows:

	DMS	DSS	Total
Balance at June 30, 2010	$157,351	$1,231	$158,582
Additions	20,424	—	20,424

Balance at September 30, 2010	$177,775	$1,231	$179,006

     In the three months ended September 30, 2010, the additions to goodwill relate to the Company’s acquisitions as described in Note 5, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
7. Debt
Promissory Notes
     During the three months ended September 30, 2010 and 2009, the Company issued total promissory notes for the acquisition of businesses of $2,870 and $6,347, respectively, net of imputed interest amounts of $163 and $333, respectively. All of the promissory notes are non-interest-bearing and unsecured. For these notes interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of notes payable of $176 and $314 for the three months ended September 30, 2010 and 2009, respectively.
Credit Facility
     In January 2010, the Company replaced its existing credit facility with a new credit facility with a total borrowing capacity of $175,000. The new credit facility consists of a $35,000 four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140,000 four-year revolving credit line with an optional increase of $50,000.
     Borrowings under the credit facility are collateralized by the Company’s assets and interest is payable quarterly at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net and acquisition costs for business combinations. The revolving credit line requires a quarterly facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends. In addition, the Company is required to maintain financial ratios computed as follows:
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
     Under the terms of the credit facility the Company must maintain a minimum quick ratio of 1.15:1.00, a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.75:1.00 through December 31, 2010 and 2.50:1.00 for all fiscal quarters thereafter and also requires the Company to comply with other nonfinancial covenants. The Company was in compliance with the covenants as of September 30, 2010 and June 30, 2010.
     Upfront arrangement fees incurred in connection with the credit facility are deferred and amortized over the remaining term of the arrangement. As of September 30, 2010 and June 30, 2010, $33,250 and $34,150, respectively, was outstanding under the term loan. Under the revolving credit line, $41,754 was outstanding as of both September 30, 2010 and June 30, 2010.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Debt Maturities
     The maturities of debt as of September 30, 2010 were as follows:

	Notes	Credit
Year Ending June 30,	Payable	Facility
2011 (remaining nine months)	$8,692	$3,063
2012	3,221	7,000
2013	4,796	12,688
2014	1,696	52,253
2015	550	—
2016 and thereafter	50	—

	19,005	75,004
Less: imputed interest and unamortized discounts	(602)	(1,184)
Less: current portion	(9,859)	(4,016)

Noncurrent portion of debt	$8,544	$69,804

Letters of Credit
     The Company has a $350 letter of credit agreement with a financial institution that is used as collateral for fidelity bonds placed with an insurance company, and a $223 and $500 letter of credit agreement with a financial institution that is used as collateral for the Company’s old and new corporate headquarters’ operating leases, respectively. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 days of the annual expiration date.
8. Commitments and Contingencies
Leases
     The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended September 30, 2010 and 2009 was $670 and $663, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
     Future annual minimum lease payments under all noncancelable operating leases as of September 30, 2010 were as follows:

Operating
Year Ending June 30,	Leases
2011 (remaining nine months)	$717
2012	1,146
2013	2,073
2014	2,332
2015	2,379
2016	2,394
Thereafter	5,875

$16,916

     The lease for the Company’s previous corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expired in October 2010.
     In February 2010, the Company entered into a new lease agreement for office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent will be abated for the first 12 calendar months under the lease. Thereafter, the monthly base rent will be $118 through the 24th calendar month of the term of the lease, after which the monthly base rent will increase to $182 for the subsequent 12 months. In the following years the monthly base rent will increase approximately 3% after each 12-month anniversary during the term of the lease, including any extensions under the Company’s options to extend.

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
Guarantor Arrangements
     The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2010 and June 30, 2010, respectively.
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
     The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited; however, the Company believes the estimated fair value of these indemnity provisions is minimal, and accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2010 and June 30, 2010.
Litigation
     On September 8, 2010, a patent infringement lawsuit was filed against the Company by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that the Company has infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. On September 24, 2010, LendingTree filed a first amended complaint adding an additional defendant. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as its lead generation in certain client verticals. While the Company intends to vigorously defend its position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.
9. Stock Benefit Plans
Stock Incentive Plans
     In November 2009, the Company’s board of directors adopted the 2010 Equity Incentive Plan (the “2010 Incentive Plan”) and the Company’s stockholders approved the 2010 Incentive Plan in January 2010. The 2010 Incentive Plan became effective upon the completion of the IPO of the Company’s common stock in February 2010. Awards granted after January 2008 but before the adoption of the 2010 Incentive Plan continue to be governed by the terms of the 2008 Equity Incentive Plan (the “2008 Plan”). All outstanding stock awards granted before January 2008 continue to be governed by the terms of the Company’s amended and restated 1999 Equity Incentive Plan (the “1999 Plan”).
     The 2010 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards and other forms of equity compensation. In addition, the 2010 Incentive Plan provides for the grant of performance cash awards. The Company may issue incentive stock options (“ISOs”) only to its employees. Non-qualified stock options (“NQSOs”) and all other awards may be granted to employees, including officers, nonemployee directors and consultants. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. Restricted stock units granted to employees generally vest over five years of continuous service, with 15 percent of the

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
restricted stock units vesting on the one-year anniversary of the date of grant, 60 percent vesting in equal quarterly installments over the following three years and the remaining 25 percent vesting in equal quarterly installments over the last year of the vesting period.
     An aggregate of 2,535,761 shares of the Company’s common stock was reserved for issuance under the 2010 Incentive Plan as of September 30, 2010, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance may be increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000.
     In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of NQSOs to purchase shares of the Company’s common stock to non-employee directors and also provides for the discretionary grant of restricted stock units. Stock options granted to new non-employee directors vest in equal monthly installments over four years; annual grants to existing directors vest in equal monthly installments over one year.
     An aggregate of 500,000 shares of the Company’s common stock was reserved for issuance under the Directors’ Plan as of September 30, 2010. This amount may be increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year.
Stock-Based Compensation
     The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended
	September 30,
	2010	2009
Expected term (in years)	4.6	4.6
Expected volatility	54%	73%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.6%	2.5%
Grant date fair value	$5.68	$9.44
     The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date.
     Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.
10. Stockholders’ Equity
     The following table sets forth the components of comprehensive income for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009
Net income	$7,501	$6,513
Other comprehensive (loss)
Foreign currency translation adjustment	(19)	(18)

Comprehensive income	$7,482	$6,495

11. Segment Information
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
     The Company determined its operating segments to be DMS, which derives substantially all of its revenue from fees earned through the delivery of qualified leads, clicks and impressions, and DSS, which derives substantially all of its revenue from the sale of direct selling services through a hosted solution. The Company’s reportable operating segments consist of DMS and DSS. The accounting policies of the two reportable operating segments are the same as those described in Note 2.
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

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Summarized information by segment was as follows:

	Three Months Ended
	September 30,
	2010	2009
Net revenue by segment:
DMS	$103,306	$78,157
DSS	310	395

Total net revenue	103,616	78,552

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	24,432	18,002
DSS	164	148

Total segment operating income before depreciation, amortization, and stock-based compensation expense	24,596	18,150
Depreciation and amortization	5,897	3,952
Stock-based compensation expense	3,730	2,229

Total operating income	$14,969	$11,969

     The following tables set forth net revenue and long-lived assets by geographic area:

	Three Months Ended
	September 30
	2010	2009
Net revenue:
United States	$103,395	$78,450
International	221	102

Total net revenue	$103,616	$78,552

	September 30,	June 30,
	2010	2010
Long-lived assets:
United States	$7,772	$5,193
International	213	226

Total long-lived assets	$7,985	$5,419

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
12. Subsequent Events
Acquisition of CarInsurance.com
     On November 5, 2010, the Company acquired 100% of the outstanding shares of Car Insurance.com, Inc., or CarInsurance.com, a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49,655 in cash payable upon closing of the acquisition. The results of CarInsurance.com’s acquired operations will be included in the consolidated financial statements following the acquisition date. The Company acquired CarInsurance.com for its capacity to generate online visitors in the financial services market.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on September 13, 2010.
     This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the SEC on September 13, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
     We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead, also referred to as “inquiry”, or click. These leads or clicks can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We get paid by clients primarily when we deliver qualified leads or clicks as defined by our agreements with them. Because we bear the costs of media, our programs must deliver a value to our clients and provide for a media yield, or our ability to generate an acceptable margin on our media costs that provides a sound financial outcome, for us. Our general process is:
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
     Our Direct Marketing Services, or DMS, business accounted for 99.7% and 99.5% of our net revenue in the three months ended September 30, 2010 and 2009, respectively. Our DMS business derives substantially all of its net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, from fees for display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.
     Our two largest client verticals are financial services and education. Our financial services client vertical represented 48% and 40% of net revenue in the three months ended September 30, 2010 and 2009, respectively. Our education client vertical represented

41% and 51% of net revenue in the three months ended September 30, 2010 and 2009, respectively. Other DMS client verticals, consisting primarily of home services, business-to-business, or B2B, and medical, represented 11% and 8% of net revenue in the three months ended September 30, 2010 and 2009, respectively.
     In addition, we derived 0.3% and 0.5% of our net revenue in the three months ended September 30, 2010 and 2009, respectively, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services, or DSS, business.
     We generated substantially all of our revenue from sales to clients in the United States.
     One of our largest clients retained an advertising agency and reduced its purchases of leads from us beginning November 2009. This client accounted for 13% of our net revenue in the three months ended September 30, 2009. In the three months ended September 30, 2010, this client comprised less than 10% of our net revenue.
Trends Affecting our Business
Client Verticals
     To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2011 will be generated from clients in our financial services and education client verticals. Over the past year, some segments of the financial services industry, particularly mortgages, credit cards and deposits, have seen declines in marketing budgets given the difficult market conditions. Marketing budgets for clients in our education client vertical are affected by a number of factors, including the availability of student financial aid, the regulation of for-profit financial institutions and economic conditions. In addition, the education and financial services industries are highly regulated. Changes in regulations or government actions may negatively affect our clients’ businesses and marketing practices and therefore, adversely affect our financial results.
Acquisitions
Acquisitions in Fiscal Year 2011
     In July 2010, we acquired the website business Insurance.com from Insurance.com Group, Inc., an Ohio-based online insurance business, in exchange for $33.0 million in cash and the issuance of a $2.6 million non-interest-bearing, unsecured promissory note, for its capacity to generate online visitors in the financial services market. During the three months ended September 30, 2010, in addition to the acquisition of Insurance.com, we acquired an aggregate of four online publishing businesses.
     In November 2010, we acquired 100% of the outstanding shares of Car Insurance.com, Inc., a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49.7 million in cash, for its capacity to generate online visitors in the financial services market.
Acquisitions in Fiscal Year 2010
     In November 2009, we acquired the website business Internet.com, a division of WebMediaBrands, Inc., a New York-based Internet media company, in exchange for $15.9 million in cash and the issuance of a $1.7 million non-interest-bearing, unsecured promissory note, to broaden our media access and client base in the B2B market. In October 2009, we acquired the website business Insure.com from Life Quotes, Inc., an Illinois-based online insurance quote service and brokerage business, in exchange for $15.0 million in cash and the issuance of a $1.0 million non-interest-bearing, unsecured promissory note, for its capacity to generate online visitors in the financial services market. During fiscal year 2010, in addition to the acquisitions of Internet.com and Insure.com, we acquired an aggregate of 31 online publishing businesses.
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
Seasonality
     Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) typically demonstrate seasonal weakness. In our second fiscal quarters, there is lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients request fewer leads due to holiday staffing. For example, in the quarters ended December 31, 2009 and 2008, net revenue from our education clients declined 10% and 13%, respectively, from the previous quarter. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.
Basis of Presentation
General
     We operate in two segments: DMS and DSS. For further discussion and financial information about our reporting segments, see Note 11 to our condensed consolidated financial statements.
Net Revenue
     DMS. We derive substantially all of our revenue from fees earned through the delivery of qualified leads, clicks and display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education and “other” (which includes home services, B2B and medical).
     DSS. We derived 0.3% and 0.5% of net revenue from our DSS business in the three months ended September 30, 2010 and 2009, respectively. We expect DSS to continue to represent an immaterial portion of our business.
Cost of Revenue
     Cost of revenue consists primarily of media costs, personnel costs, amortization of acquisition-related intangible assets, depreciation expense and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a revenue-share, cost-per-lead, or CPL, cost-per-click, or CPC and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, compliance group and media purchasing analysts.
     Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life. We anticipate that our cost of revenue will increase in absolute dollars as we continue to increase our revenue base and product offerings.
Operating Expenses
     We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, rent and allocated costs. Personnel costs for each category of operating expenses generally include salaries, stock-based compensation expense, bonuses, commissions and employee benefit costs.
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
     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, allocated overhead costs, professional services fees, travel costs, advertising and marketing materials. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel in sales and marketing to support our increasing revenue base and product offerings.
     General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, higher insurance premiums, investor relations costs and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net, consists primarily of interest expense and interest income. Interest expense is related to our credit facility and promissory notes issued in connection with our acquisitions and includes imputed interest. The outstanding balance of our credit facility and acquisition-related promissory notes was $75.0 million and $19.0 million, respectively, as of September 30, 2010. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest received on our cash and cash equivalents, which may decrease depending on market interest rates and the amount of our invested cash and cash equivalents.
     Other income (expense), net, includes gains and losses from settlements of legal matters and foreign currency exchange gains and losses.
Income Tax Expense
     We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.
     As of September 30, 2010, we did not have net operating loss carryforwards for federal income tax purposes and had approximately $2.5 million in California state net operating loss carryforwards that begin to expire in March 2011 and that we expect to utilize in an amended return. The California net operating loss carryforwards will not offset future taxable income, but may instead result in a refund of historical taxes paid.
     As of September 30, 2010, we had net deferred tax assets of $12.5 million. Our net deferred tax assets consist primarily of accruals, reserves and stock-based compensation expense not currently deductible for tax purposes. We assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the periods that the adjustment is determined to be required.
Critical Accounting Policies, Estimates and Judgments
     In presenting our consolidated financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.
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
     We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies, estimates and judgments subsequent to June 30, 2010.
•	Revenue recognition;

•	Stock-based compensation;

•	Goodwill;

•	Long-lived assets; and

•	Income taxes.
     For further information on our critical and other significant accounting policies, see Note 2 to our condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the SEC on September 13, 2010.
Recently Issued Accounting Standards
     See Note 2 to our condensed consolidated financial statements.
Results of Operations
     The following table sets forth our consolidated statement of operations for the periods indicated:

		Three Months Ended September 30,
	2010		2009
	(in thousands)
Net revenue	$103,616	100.0%	$78,552	100.0%
Cost of revenue (1)	73,629	71.1	55,047	70.1

Gross profit	29,987	28.9	23,505	29.9
Operating expenses: (1)
Product development	5,551	5.4	4,470	5.7
Sales and marketing	4,745	4.6	3,625	4.6
General and administrative	4,722	4.5	3,441	4.4

Operating income	14,969	14.4	11,969	15.2

Interest income	67	0.1	9	0.0
Interest expense	(989)	(1.0)	(748)	(1.0)
Other income (expense), net	164	0.2	120	0.2

Income before income taxes	14,211	13.7	11,350	14.4
Provision for taxes	(6,710)	(6.5)	(4,837)	(6.1)

Net income	$7,501	7.2%	$6,513	8.3%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,144	1.1%	$728	0.9%
Product development	724	0.7	253	0.3
Sales and marketing	1,206	1.2	507	0.6
General and administrative	656	0.6	741	0.9
Net Revenue

	Three Months Ended
	September 30,		2010 - 2009
	2010	2009	% Change
	(in thousands)
Net revenue	$103,616	$78,552	32%
Cost of revenue	73,629	55,047	34%

Gross profit	$29,987	$23,505	28%

     Net revenue increased $25.1 million, or 32%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The majority of this increase was attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our other client verticals and education client vertical. Financial services client vertical revenue increased $18.8 million, or 61%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, driven by click and lead volume increases at relatively steady prices. Our other client verticals’ revenue increased $4.1 million, or 57%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in our other client vertical was primarily affected by growth in our B2B client vertical resulting from our acquisition of the website business of

Internet.com in November 2009. Education client vertical revenue increased $2.2 million, or 5%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, with a decline in volume from one significant client, more than offset by growth from other education clients, an increase in the mix of higher priced inquiries and higher prices.
Cost of Revenue
     Cost of revenue increased $18.6 million, or 34%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, driven by a $10.0 million increase in media costs due to higher lead and click volumes, increased personnel costs of $5.2 million and increased amortization of acquisition-related intangible assets of $2.0 million resulting from acquisitions in fiscal year 2010. The increase in personnel costs was attributable to a 70% increase in average headcount and related compensation expense increases, primarily resulting from the acquisition of the website business of Internet.com and the expansion of our business, as well as increased performance bonus expense due to the achievement of specified financial metrics for the three months ended September 30, 2010 and an increase in the number of individuals eligible for such bonus. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, declined from 30% in the three months ended September 30, 2009 to 29% in the three months ended September 30, 2010, due to the above-mentioned increase in headcount and related compensation expense, as well as higher amortization expense, offset by a lower mix of traffic from third parties, an increase in the mix of higher priced inquiries and higher prices.
Operating Expenses

	Three Months Ended
	September 30,		2010 - 2009
	2010	2009	% Change
	(in thousands)
Product development	$5,551	$4,470	24%
Sales and marketing	4,745	3,625	31%
General and administrative	4,722	3,441	37%

Operating expenses	$15,018	$11,536	30%

Product Development Expenses
     Product development expenses increased $1.1 million, or 24%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due to increased personnel costs. The increase in personnel costs was due to increased compensation expense of $0.6 million and increased stock-based compensation expense of $0.5 million. The increase in compensation expense was due to a 27% increase in average headcount affected by additional hiring in connection with development projects.
Sales and Marketing Expenses
     Sales and marketing expenses increased $1.1 million, or 31%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due to increased personnel costs. The increase in personnel costs was due to increased stock-based compensation expense of $0.7 million and increased compensation expense of $0.4 million. The increase in compensation expense was due to increased performance bonus expenses associated with the achievement of specified financial metrics for the three months ended September 30, 2010.
General and Administrative Expenses
     General and administrative expenses increased $1.3 million, or 37%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due to increased professional service fees of $0.7 million, increased personnel costs of $0.5 million and various smaller increases in general and administrative expenses, partially offset by a decline in legal fees of $0.2 million. Professional service fees increased due to our continued investment in corporate infrastructure and related expenses associated with being a public company, including increased accounting and tax costs, compliance costs and higher insurance premiums. The increase in personnel costs was driven by increased compensation expense of $0.6 million due to a 19% increase in average headcount and increased performance bonus expense associated with the achievement of specified financial metrics for the three months ended September 30, 2010. The decline in legal fees was due to a legal matter that was settled in the third quarter of fiscal year 2010.

Interest and Other Income (Expense), Net

	Three Months Ended
	September 30,		2010 - 2009
	2010	2009	% Change
	(in thousands)
Interest income	$67	$9	644%
Interest expense	(989)	(748)	32%
Other income (expense), net	164	120	37%

Interest and other income (expense), net	$(758)	$(619)	22%

     Interest and other income (expense), net decreased $0.1 million, or 22%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due to an increase in interest expense of $0.2 million, partially offset by a slight increase in interest income and other income (expense), net of $0.1 million. The increase in interest expense is attributable to the draw down on our credit facility.
Provision for Taxes

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Provision for taxes	$6,710	$4,837
Effective tax rate	47.2%	42.6%
     The increase in our effective tax rate for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily driven by higher non-deductible stock-based compensation expense.
Liquidity and Capital Resources
     Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities.
     Our principal sources of liquidity as of September 30, 2010, consisted of cash and cash equivalents of $127.3 million and our credit facility which had $98.2 million available for borrowing. We believe that our existing cash, cash equivalents, available borrowings under the credit facility and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities	$8,844	$11,808
Cash flows from investing activities	(35,413)	(12,475)
Cash flows from financing activities	(1,888)	3,600
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
     Net cash provided by operating activities in the three months ended September 30, 2010 was due to net income of $7.5 million, non-cash depreciation, amortization and stock-based compensation expense of $9.6 million and a net increase in accounts payable and accrued liabilities of $4.2 million, partially offset by an increase in accounts receivable of $10.0 million and an increase in prepaid expenses and other assets of $1.9 million. The net increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of sales associated with increased revenue. The increase in accounts receivable is attributable to increased revenue, as well as timing of receipts. The increase in prepaid expenses and other assets is primarily due to timing of payments.

     Net cash provided by operating activities in the three months ended September 30, 2009 was due to net income of $6.5 million, non-cash depreciation, amortization and stock-based compensation expense of $6.2 million and an increase in accrued liabilities and accounts payable of $5.1 million, partially offset by an increase in accounts receivable of $5.8 million. The increase in accrued liabilities and accounts payable is due to timing of payments and increased cost of sales associated with increased revenue. The increase in accounts receivable is attributable to increased revenue, as well as timing of receipts.
Net Cash Used in Investing Activities
     Our investing activities include acquisitions of media websites and businesses; capital expenditures and capitalized internal development costs.
     Cash used in investing activities in the three months ended September 30, 2010 was primarily due to our acquisition of Insurance.com for an initial cash payment of $33.0 million and purchases of the operations of four other website publishing businesses for an aggregate of $1.1 million in cash payments. Capital expenditures and internal software development costs totaled $1.3 million in the three months ended September 30, 2010.
     Cash used in investing activities in the three months ended September 30, 2009 was due to purchases of the operations of 13 website publishing businesses for an aggregate of $10.6 million in cash payments. Capital expenditures and internal software development costs totaled $0.8 million in the three months ended September 30, 2009.
Net Cash Used in or Provided by Financing Activities
     Cash used in financing activities in the three months ended September 30, 2010 was primarily due to principal payments on acquisition-related notes payable and our term loan of $4.3 million, partially offset by $2.1 million in proceeds from stock option exercises.
     Cash provided by financing activities in the three months ended September 30, 2009 was primarily due to proceeds from the draw-down of our revolving credit line of $6.5 million, partially offset by $3.3 million in principal payments on acquisition-related notes payable and our term loan, as well as repurchases of our common stock.
Off-Balance Sheet Arrangements
     During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
     Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable, operating leases and purchase obligations. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010.
Credit Facility
     In January 2010, we replaced our existing credit facility with a credit facility totaling $175.0 million. The new facility consists of a $35.0 million four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140.0 million four-year revolving credit line with an optional increase of $50.0 million. Borrowings under the credit facility are collateralized by our assets and interest is payable quarterly at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net and acquisition costs for business combinations. The revolving credit line requires a quarterly facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts our ability to raise additional debt financing and pay dividends. In addition, we are required to maintain financial ratios computed as follows:
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
     Under the terms of the credit facility we must maintain a minimum quick ratio of 1.15 to 1.00, a minimum fixed charge coverage ratio of 1.15 to 1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.75 to 1.00 through December 31, 2010 and 2.50 to 1.00 for all fiscal quarters thereafter and we must comply with other non-financial covenants. We were in compliance with the covenants as of September 30, 2010 and June 30, 2010.
New Lease
     As the existing lease for our corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expired in October 2010, we entered into a new lease agreement in February 2010 for approximately 63,998 square feet of office space located at 950 Tower Lane, Foster City, California. The term of the new lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent will be abated for the first 12 calendar months under the lease. Thereafter the base rent will be $118,000 through the 24th calendar month of the term of the lease, after which the monthly base rent will increase to $182,000 for the subsequent 12 months. In the following years the monthly base rent will increase approximately 3% after each 12-month anniversary during the term of the lease, including any extensions under our options to extend.
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
     As of September 30, 2010, we had an outstanding credit facility with a total borrowing capacity of $173.3 million. Interest on borrowings under the credit facility is payable quarterly at specified margins above either LIBOR or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of September 30, 2010, we had $75.0 million outstanding under our credit facility. A hypothetical increase of 1% in the LIBOR or Prime Rate-based interest rate on our credit facility would result in an increase in our interest expense of $0.8 million per year, assuming constant borrowing levels.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 8, 2010, a patent infringement lawsuit was filed against us by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that we have infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. On September 24, 2010, LendingTree filed a first amended complaint adding an additional defendant. If an injunction is granted, it could force us to stop or alter certain of our business activities, such as our lead generation in the mortgage client vertical. While we intend to vigorously defend our position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.
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
     A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 23% of our net revenue for the three months ended September 30, 2010 and for the fiscal year ended June 30, 2010. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. DeVry Inc., one of our large clients, retained an advertising agency and reduced its purchases of leads from us beginning November 2009. DeVry and other clients may reduce their level of business with us, leading to lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.
There is significant activity and uncertainty in the regulatory and legislative environment for the for-profit education sector. These regulatory or legislative changes could negatively affect our clients’ businesses, marketing practices and budgets and could impact demand, pricing or form of our services, any or all of which could have a material adverse impact on our financial results.
     We generate nearly half of our revenue from our education client vertical and nearly all of that revenue is generated from for-profit educational institutions. There is intense governmental interest in and scrutiny of the for-profit education industry and a high degree of focus on marketing practices in the industry. The Department of Education has promulgated proposed and final regulations that could adversely impact us and our education clients. The intense focus on the for-profit education industry could result in further regulatory or legislative action. We cannot predict whether this will happen or what the impact could be on our financial results.
     Over the past year, the Department of Education has been working on revised regulations under the United States Higher Education Act. The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The current regulations promulgated under the Higher Education Act specify a number of types of compensation, or “safe harbors,” that do not constitute incentive compensation in violation of this agreement. One of these safe harbors permits an institution to award incentive compensation for Internet-based recruitment and admission activities that provide information about the institution to prospective students, refer prospective students to the institution, or permit prospective students to apply for admission online. The Department of Education issued final regulations on October 29, 2010 on incentive compensation and other matters. These regulations become effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation, including the Internet safe harbor. The elimination of the safe harbors could create uncertainty for us and our education clients and impact the way in which we are paid by our clients and, accordingly, could reduce the amount of revenue we generate from the education client vertical.
     In addition, other existing and proposed regulations could negatively impact our for-profit education clients. For example, the proposal on “gainful employment” that would restrict or eliminate federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied could eliminate some of our clients’ programs. In addition, some of our large for-profit education clients have indicated that in coming years they may violate the “90/10 rule”, whereby for-profit institutions must receive at least 10 percent of its revenue from sources other than federal student financial aid. If a for-profit institution fails to comply with the rule for two consecutive fiscal years, it may lose its eligibility to receive student-aid funds for at least two years. These and other regulations or a failure of our clients to comply with such regulations, could affect or reduce our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.
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
     For example, some of our large clients in the education client vertical have publicly indicated that enrollments are dropping or are expected to drop in the future. While it is not clear what impact these declines in enrollment may have on these clients’ marketing budgets and business with us, declining enrollments could result in reduced marketing budgets and, therefore, adversely affect our financial results.
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
     As of September 30, 2010, we had an outstanding term loan with a principal balance of $33.3 million and a revolving credit line pursuant to which we can borrow up to an additional $140.0 million. As of such date, we had drawn $41.8 million from our revolving credit line. As of September 30, 2010, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $19.0 million. As a result of our debt:
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
     The timing of our revenue is affected by seasonal factors. For example, in our education client vertical, the first quarter of each fiscal year typically demonstrates seasonal strength and our second fiscal quarter typically demonstrates seasonal weakness. In our second fiscal quarter, our education clients often take fewer leads due to holiday staffing and lower availability of lead supply caused by higher media pricing for some forms of media during the holiday period, causing our revenue to be sequentially lower. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. To the extent our rate of growth slows, we expect that the seasonality in our business may become more apparent and may in the future cause our operating results to fluctuate to a greater extent.
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
     In particular, a number of U.S. federal laws impact our business. The Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. In addition, the United States Higher Education Act provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The current regulations promulgated under the Higher Education Act specify a number of types of compensation, or “safe harbors,” that do not constitute incentive compensation in violation of this agreement. One of these safe harbors permits an institution to award incentive compensation for Internet-based recruitment and admission activities that provide information about the institution to prospective students, refer prospective students to the institution, or permit prospective students to apply for admission online. The Department of Education issued final regulations on October 29, 2010 on incentive compensation and other matters. These regulations become effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation, including the Internet safe harbor. The elimination of the safe harbors could create uncertainty for us and our education clients and impact the way in which we are paid by our clients and, accordingly, could reduce the amount of revenue we generate from the education client vertical.
     In addition, the Department has proposed regulations that would also restrict Title IV funding for programs not meeting prescribed income-to-debt ratios (i.e., programs not leading to “gainful employment” as defined under the proposed regulation). The Department is expected to issue final regulations on gainful employment in early 2011 and those regulations would take effect on July 1, 2012. These provisions, if adopted and as enforced, could negatively affect our business with education clients. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.
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
     Prior to our initial public offering there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. The trading price of our common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report on Form 10-Q and others such as:
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
     As of September 30, 2010, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate the majority of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:
•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
Future sales of shares by existing stockholders could cause our stock price to decline.
     If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline significantly. We had 45,327,559 shares of common stock outstanding as of September 30, 2010. In addition, (i) the 11,888,916 shares subject to outstanding stock options and restricted stock units under our equity incentive plans as of September 30, 2010 and (ii) the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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
     None.
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
     As a result of the offering, we received net proceeds of $136.7 million, after underwriting discounts and commissions of $10.5 million and other offering costs of $2.8 million. None of such payments were a direct or indirect payment to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or any of our other affiliates.
     The net offering proceeds have been invested in money market accounts.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
2.1(1)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Form 8-K (SEC File No. 001-34628) filed on November 8, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.
/s/ Kenneth Hahn
Kenneth Hahn
Chief Financial Officer (Principal Financial Officer and duly authorized signatory) Date: November 10, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
2.1(1)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Form 8-K (SEC File No. 001-34628) filed on November 8, 2010.