Form 10-Q
period 2010-12-31
QUINSTREET, INC
filed 2011-02-11
CIK 1117297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34628

QuinStreet, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0512121
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

950 Tower Lane, 6th Floor
Foster City, California	94404
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of January 31, 2011: 46,739,548

QUINSTREET, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUINSTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$106,821	$155,770
Marketable securities	18,903	—
Accounts receivable, net	52,421	51,466
Deferred tax assets	8,527	8,528
Prepaid expenses and other assets	10,883	3,123

Total current assets	197,555	218,887

Property and equipment, net	9,370	5,419
Goodwill	211,161	158,582
Other intangible assets, net	77,182	47,156
Deferred tax assets, noncurrent	3,972	3,972
Other assets, noncurrent	453	614

Total assets	$499,693	$434,630

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,604	$16,776
Accrued liabilities	28,597	30,144
Deferred revenue	1,809	1,241
Debt	15,414	15,562

Total current liabilities	68,424	63,723

Deferred revenue, noncurrent	177	305
Debt, noncurrent	101,607	78,046
Other liabilities, noncurrent	2,926	2,534

Total liabilities	173,134	144,608

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 48,683,445 and 47,247,147 shares issued, and 46,505,993 and 45,069,695 shares outstanding at December 31, 2010 and June 30, 2010, respectively	49	47
Additional paid-in capital	239,724	217,581
Treasury stock, at cost (2,177,452 shares at December 31, 2010 and June 30, 2010, respectively)	(7,779)	(7,779)
Accumulated other comprehensive (loss) income	(28)	9
Retained earnings	94,593	80,164

Total stockholders’ equity	326,559	290,022

Total liabilities and stockholders’ equity	$499,693	$434,630

See notes to condensed consolidated financial statements

QUINSTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenue	$97,582	$76,963	$201,198	$155,515
Cost of revenue (1)	70,662	56,557	144,291	111,604

Gross profit	26,920	20,406	56,907	43,911
Operating expenses: (1)
Product development	5,933	4,739	11,484	9,209
Sales and marketing	4,665	3,990	9,410	7,615
General and administrative	4,943	6,203	9,665	9,644

Operating income	11,379	5,474	26,348	17,443
Interest income	47	8	114	17
Interest expense	(1,028)	(881)	(2,017)	(1,629)
Other income (expense), net	(79)	165	85	285

Income before income taxes	10,319	4,766	24,530	16,116
Provision for taxes	(3,391)	(2,356)	(10,101)	(7,193)

Net income	$6,928	$2,410	$14,429	$8,923

Net income attributable to common stockholders
Basic	$6,928	$620	$14,429	$2,831

Diluted	$6,928	$708	$14,429	$3,154

Net income per share attributable to common stockholders
Basic	$0.15	$0.05	$0.32	$0.21

Diluted	$0.14	$0.04	$0.30	$0.20

Weighted average shares used in computing net income per share attributable to common stockholders
Basic	45,858	13,521	45,478	13,463
Diluted	49,194	16,958	48,153	16,169

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,129	$762	$2,273	$1,490
Product development	691	631	1,415	884
Sales and marketing	992	834	2,198	1,341
General and administrative	804	2,637	1,460	3,378
See notes to condensed consolidated financial statements

QUINSTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$14,429	$8,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,620	8,603
Provision for sales returns and doubtful accounts receivable	(468)	(124)
Stock-based compensation	7,346	7,093
Excess tax benefits from stock-based compensation	(5,312)	(1,372)
Other non-cash adjustments, net	85	309
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	123	(4,076)
Prepaid expenses and other assets	(2,705)	(4,352)
Other assets, noncurrent	167	(796)
Accounts payable	5,255	1,946
Accrued liabilities	(2,654)	752
Deferred revenue	440	(828)
Other liabilities, noncurrent	392	(1)

Net cash provided by operating activities	29,718	16,077

Cash Flows from Investing Activities
Restricted cash	(6)	15
Proceeds from sales of property and equipment	—	43
Capital expenditures	(2,947)	(1,035)
Business acquisitions, net of notes payable and cash acquired	(86,628)	(45,952)
Internal software development costs	(880)	(647)
Purchases of marketable securities	(18,916)	—

Net cash used in investing activities	(109,377)	(47,576)

Cash Flows from Financing Activities
Payments for issuance of common stock	(106)	(402)
Proceeds from exercise of common stock options	9,614	1,252
Proceeds from bank debt	24,800	43,300
Principal payments on bank debt	(1,775)	(1,500)
Principal payments on acquisition-related notes payable	(7,111)	(2,843)
Excess tax benefits from stock-based compensation	5,312	1,372
Repurchases of common stock	—	(715)

Net cash provided by financing activities	30,734	40,464

Effect of exchange rate changes on cash and cash equivalents	(24)	(8)
Net (decrease) increase in cash and cash equivalents	(48,949)	8,957
Cash and cash equivalents at beginning of period	155,770	25,182

Cash and cash equivalents at end of period	$106,821	$34,139

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	1,940	1,142
Cash paid for taxes	12,974	11,029
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	2,956	10,484
See notes to condensed consolidated financial statements

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. The Company
     QuinStreet, Inc. (the “Company”) is an online vertical marketing and media company. The Company was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. The Company provides vertically oriented customer acquisition programs for its clients. The Company also provides hosted solutions for direct selling companies. The corporate headquarters are located in Foster City, California, with offices in Arkansas, Connecticut, Florida, Massachusetts, Nevada, New Jersey, New York, North Carolina, Oklahoma, Oregon, India and the United Kingdom.
2. Summary of Significant Accounting Policies
Basis of Presentation
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
     The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2010 and for the three and six months ended December 31, 2010 and 2009 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the SEC on September 13, 2010. The condensed consolidated balance sheet as of June 30, 2010 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at December 31, 2010, its condensed consolidated statements of operations for the three and six months ended December 31, 2010 and 2009, and its condensed consolidated statements of cash flows for the six months ended December 31, 2010 and 2009. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011 or any other future period.
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
Revenue Recognition
     The Company derives its revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”). DMS revenue, which constituted 99.6% and 99.7% of net revenue for the three and six months ended December 31, 2010, respectively, and 99.0% and 99.2% of net revenue for the three and six months ended December 31, 2009, respectively, is derived

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
from fees which are earned through the delivery of qualified leads, clicks and, to a lesser extent, display advertisements (“impressions”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, click or impression is delivered to the client, provided that no significant obligations remain.
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
     The guidance requires an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price. Due to the unique nature of some of its multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales or third party evidence, therefore the Company may use its best estimate to establish selling prices for these arrangements under the new standard. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimates of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.
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
     DSS revenue, which constituted 0.4% and 0.3% of net revenue for the three and six months ended December 31, 2010, respectively, and 1.0% and 0.8% for the three and six months ended December 31, 2009, respectively, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.
     Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company’s investment portfolio consists of liquid high-quality fixed income US government securities, time deposits with financial institutions and money market funds. Cash and time deposits are deposited with financial institutions that management believes are creditworthy. Historically, the Company has not experienced any losses of its deposits.
     The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral and maintains allowances for potential credit losses on client accounts when deemed necessary. To date, such losses have been within management’s expectations.
     No client accounted for 10% or more of total revenue for the three or six months ended December 31, 2010. One client accounted for 11% and 12% of total revenue for the three and six months ended December 31, 2009, respectively. No client accounted for 10% or more of net accounts receivable as of December 31, 2010 or June 30, 2010.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
Fair Value of Financial Instruments
     The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related notes payable, a term loan and a revolving credit line. The fair value of the securities held as cash equivalents or marketable securities is determined based on quoted prices if an active market for identical assets exists. If quoted prices for identical assets are not available, the fair value is determined by using quoted prices for similar assets in active markets or observable inputs, such as interest rates. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related notes payable approximates their recorded amounts at December 31, 2010 as the interest rates on similar financing arrangements available to the Company at December 31, 2010 approximates the interest rates implied when these acquisition-related notes payable were originally issued and recorded. The Company believes that the fair values of the term loan and revolving credit line, after consideration of nonperformance and credit risk, approximate their recorded amounts at December 31, 2010 as the interest rates on these instruments are variable and based on market interest rates.
Goodwill
     Goodwill is tested for impairment at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.
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
     In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“2010 Tax Relief Act”) was signed into law. The 2010 Tax Relief Act, among other provisions, provides for the extension of certain tax cuts for two years, the retroactive reinstatement of the research and development credits, as well as certain depreciation benefits. The Company expects a favorable impact on the effective tax rate as a result of the extension of the research and development credits.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
Stock-Based Compensation
     The Company measures and records the expense related to share-based transactions based on the fair value of stock-based payment awards, as determined on the date of grant. To determine the fair value of stock options, the Company has selected the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company’s determination of fair value of the share-based payment award on the date of grant is affected by the Company’s estimated fair value of common stock for stock options granted prior to the Company’s initial public offering (“IPO”), as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the stock options, the employees’ projected stock option exercise behaviors and projected pre-vesting employment terminations. The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of grant.
     For awards with graded vesting, the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, as necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price;

•	and eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
     Both standards became effective for the Company on July 1, 2010. The adoption of the new standards did not have a material effect on the Company’s condensed consolidated financial statements.
     In December 2010, the FASB issued an update to the accounting standard for business combinations. The revised guidance clarifies how to present pro forma information and mandates that all business combinations that occurred during the current reporting period should be reported as though the business combination had occurred as of the beginning of the comparative prior reporting period. The amendment is effective for annual reporting periods beginning on or after December 15, 2010, with early adoption permitted. The Company adopted the guidance effective in the second quarter of fiscal 2011. The adoption of the amended standard did not have a material effect on the Company’s consolidated financial statements.
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

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
     The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009(2)	2010	2009(2)
	(In thousands, except per share data)
Numerator:
Basic:
Net income	$6,928	$2,410	$14,429	$8,923
8% non-cumulative dividends on convertible preferred stock	—	(819)	—	(1,638)
Undistributed earnings allocated to convertible preferred stock	—	(971)	—	(4,454)

Net income attributable to common stockholders — basic	$6,928	$620	$14,429	$2,831

Diluted:
Net income attributable to common stockholders — basic	$6,928	$620	$14,429	$2,831
Undistributed earnings re-allocated to common stock	—	88	—	323

Net income attributable to common stockholders — diluted	$6,928	$708	$14,429	$3,154

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	45,858	13,521	45,478	13,463

Diluted:
Weighted average shares of common stock used in computing basic net income per share	45,858	13,521	45,478	13,463
Add weighted average effect of dilutive securities:
Stock options	3,264	3,437	2,639	2,706
Restricted stock units	72	—	36	—

Weighted average shares of common stock used in computing diluted net income per share	49,194	16,958	48,153	16,169

Net income per share attributable to common stockholders
Basic	$0.15	$0.05	$0.32	$0.21

Diluted	$0.14	$0.04	$0.30	$0.20

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	1,918	1,735	3,633	2,955

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

(2)	Earnings per share for the three and six months ended December 31, 2009 are presented before the conversion of the convertible preferred stock in connection with the IPO under the two-class method.
4. Marketable Securities and Fair Value Measurements
Marketable Securities
     All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Investments with maturities greater than three months at the date of purchase are classified as marketable securities. The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of stockholders’ equity. The cost of securities sold is based upon the specific identification method.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
     The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of December 31, 2010 and June 30, 2010:

	As of December 31, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US government securities	$28,996	$—	$—	$28,996
Time deposits	12,542	—	13	12,529
Money market funds	972	—	—	972

	$42,510	$—	$13	$42,497

	As of June 30, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$133,128	$—	$—	$133,128

	$133,128	$—	$—	$133,128

     As of December 31, 2010 and June 30, 2010, the Company did not hold securities that had maturity dates greater than one year.
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
     The fair value hierarchy prioritizes the inputs into three broad levels:
Level 1	—	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3	—	Inputs are unobservable inputs based on the Company’s assumptions.
     The securities held by the Company as of December 31, 2010 and June 30, 2010 are categorized as follows in the fair value hierarchy:

		Quoted Prices in	Significant Other
		Active Markets	Observable
		for Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
US government securities	$28,996	$28,996	$—
Time deposits	12,529	—	12,529
Money market funds	972	972	—

Total at December 31, 2010	$42,497	$29,968	$12,529

Assets:
Money market funds	$133,128	$133,128	$—

Total at June 30, 2010	$133,128	$133,128	$—

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
5. Acquisitions
Acquisitions in Fiscal Year 2011
Acquisition of CarInsurance.com
     On November 5, 2010, the Company acquired 100% of the outstanding shares of Car Insurance.com, Inc., or CarInsurance.com, a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49,665 in cash paid upon closing of the acquisition. The results of CarInsurance.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired CarInsurance.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
Cash	$49,655

$49,655

     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$660
Liabilities assumed	(807)
Content	16,130	7 years
Advertiser relationships	260	6-7 years
Website/trade/domain names	4,350	10 years
Acquired technology and others	3,000	2-4 years
Noncompete agreements	40	4 years
Goodwill	26,022	Indefinite

	$49,655

Acquisition of Insurance.com
     On July 26, 2010, the Company acquired the website business of Insurance.com, from Insurance.com Group, Inc., an Ohio-based online insurance business, in exchange for $33,000 in cash paid upon closing of the acquisition and the issuance of a $2,640 non-interest-bearing, unsecured promissory note payable in one installment on the second anniversary of the acquisition date. The results of Insurance.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Insurance.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
Cash	$33,000
Fair value of debt (net of $157 of imputed interest)	2,483

$35,483

     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)

	Estimated	Estimated
	Fair Value	Useful Life

Tangible assets acquired	$1,204
Content	4,290	4 years
Advertiser relationships	2,120	7 years
Website/trade/domain names	2,940	10 years
Acquired technology and others	5,530	2-4 years
Noncompete agreements	60	5 years
Goodwill	19,339	Indefinite

	$35,483

Other Acquisitions in Fiscal Year 2011
     During the six months ended December 31, 2010, in addition to the acquisition of CarInsurance.com and Insurance.com, the Company acquired operations from nine other online publishing businesses in exchange for $4,003 in cash paid upon closing of the acquisitions and $500 in non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to two years. The Company also recorded $4,500 in earn-out payments related to a prior period acquisition as addition to goodwill; the payment is due in January 2011 and is reflected in debt as of December 31, 2010. The aggregate purchase price recorded was as follows:

Amount
Cash	$4,003
Fair value of debt (net of $27 of imputed interest)	4,973

$8,976

     The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. Goodwill deductible for tax purposes is $7,218. The following table summarizes the preliminary allocation of the purchase prices of these other acquisitions during the six months ended December 31, 2010 and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life
Content	$1,052	3-5 years
Customer/publisher relationships	197	5 years
Website/trade/domain names	447	4-5 years
Noncompete agreements	62	1-3 years
Goodwill	7,218	Indefinite

	$8,976

Acquisitions in Fiscal Year 2010
Acquisition of Internet.com
     On November 30, 2009, the Company acquired the website business of Internet.com, a division of WebMediaBrands, Inc., a New York-based Internet media company, in exchange for $16,000 in cash paid upon closing of the acquisition and the issuance of a $2,000 non-interest-bearing, unsecured promissory note payable in one installment. The Company received $357 in a working capital adjustment following the closing of the acquisition. The adjustment reduced the face value of the note payable by $300 and the cash paid by $57. The results of Internet.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Internet.com to broaden its media access and client base in the business-to-business market. The total purchase price recorded was as follows:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)

Amount
Cash	$15,943
Fair value of debt (net of $46 of imputed interest)	1,654

$17,597

     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$3,136
Liabilities assumed	(503)
Advertiser relationships	1,300	5-7 years
Website/trade/domain names	2,500	5 years
Content	2,400	4 years
Noncompete agreements	200	2 years
Goodwill	8,564	Indefinite

	$17,597

Acquisition of Insure.com
     On October 8, 2009, the Company acquired the website business Insure.com, from Life Quotes, Inc., an Illinois-based online marketing company, in exchange for $15,000 in cash paid upon closing of the acquisition and the issuance of a $1,000 non-interest-bearing, unsecured promissory note payable in one installment. The results of Insure.com’s acquired operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Insure.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
Cash	$15,000
Fair value of debt (net of $24 of imputed interest)	976

$15,976

     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated	Estimated
	Fair Value	Useful Life
Advertiser relationships	$900	3 years
Website/trade/domain names	1,250	8 years
Content	3,900	8 years
Goodwill	9,926	Indefinite

	$15,976

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
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

$9,759

     The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is not deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$50
Liabilities assumed	(1,695)
Advertiser relationships	1,100	3 years
Website/trade/domain names	800	6 years
Content	1,400	6 years
Goodwill	8,104	Indefinite

	$9,759

Other Acquisitions in Fiscal Year 2010
     During fiscal year 2010, in addition to the acquisition of Internet.com, Insure.com and HSH, the Company acquired operations from 30 other online publishing businesses in exchange for $29,882 in cash paid upon closing of the acquisitions and $8,643 in non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to five years. The aggregate purchase price recorded was as follows:

Amount
Cash	$29,882
Fair value of debt (net of $531 of imputed interest)	8,112

$37,994

     The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values and liabilities assumed, if any. The excess of the purchase price over the aggregate fair value was recorded as goodwill. Goodwill deductible for tax purposes is $24,299. The following table summarizes the allocation of the purchase prices of these other acquisitions and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$45
Content	8,384	1-6 years
Customer/publisher relationships	1,150	1-7 years
Website/trade/domain names	2,748	5 years
Noncompete agreements	224	2-3 years
Acquired technology	199	3 years
Goodwill	25,244	Indefinite

	$37,994

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenue	$98,636	$78,970	$202,732	$159,310
Net income	6,917	2,036	14,391	8,605

Basic net income per share	$0.15	$0.04	$0.32	$0.20
Diluted net income per share	$0.14	$0.03	$0.30	$0.19
6. Intangible Assets, Net and Goodwill
     Intangible assets, net balances, excluding goodwill, consisted of the following:

	December 31, 2010			June 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$29,233	$(14,180)	$15,053	$26,656	$(11,455)	$15,201
Content	56,441	(20,504)	35,937	34,969	(16,454)	18,515
Website/trade/domain names	23,438	(6,779)	16,659	15,701	(5,198)	10,503
Acquired technology and others	20,168	(10,635)	9,533	11,477	(8,540)	2,937

	$129,280	$(52,098)	$77,182	$88,803	$(41,647)	$47,156

     Amortization of intangible assets was $5,529 and $10,451 in the three and six months ended December 31, 2010, respectively, and $3,805 and $6,960 in the three and six months ended December 31, 2009, respectively.
     Future amortization expense for the Company’s acquisition-related intangible assets as of December 31, 2010 was as follows:

Year Ending June 30,
2011 (remaining six months)	$11,642
2012	20,795
2013	15,214
2014	10,514
2015	6,711
2016 and thereafter	12,306

$77,182

     The change in the carrying amount of goodwill for the six months ended December 31, 2010 was as follows:

	DMS	DSS	Total
Balance at June 30, 2010	$157,351	$1,231	$158,582
Additions	52,579	—	52,579

Balance at December 31, 2010	$209,930	$1,231	$211,161

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
     In the six months ended December 31, 2010, the additions to goodwill relate to the Company’s acquisitions as described in Note 5, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors.
7. Debt
Promissory Notes
     During the six months ended December 31, 2010 and 2009, the Company issued total promissory notes for the acquisition of businesses of $2,956 and $10,484, respectively, net of imputed interest amounts of $184 and $596, respectively. All of the promissory notes are non-interest-bearing and unsecured. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of promissory notes of $127 and $303 as interest expense for the three and six months ended December 31, 2010, respectively, and $328 and $642 for the three and six months ended December 31, 2009, respectively.
Credit Facility
     In January 2010, the Company replaced its existing credit facility with a new credit facility with a total borrowing capacity of $175,000. The new credit facility consists of a $35,000 four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140,000 four-year revolving credit line with an option to increase the revolving credit line by an additional $50,000. The Company exercised this option in February 2011. See Note 12 for further information.
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
     Under the terms of the credit facility the Company must maintain a minimum quick ratio of 1.15:1.00, a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.75:1.00 through December 31, 2010 and 2.50:1.00 for all fiscal quarters thereafter and also requires the Company to comply with other nonfinancial covenants. The Company was in compliance with the covenants as of December 31, 2010 and June 30, 2010.
     Upfront arrangement fees incurred in connection with the credit facility are deferred and amortized over the remaining term of the arrangement as interest expense. As of December 31, 2010 and June 30, 2010, $32,375 and $34,150, respectively, was outstanding under the term loan. Under the revolving credit line, $66,553 and $41,754 was outstanding as of December 31, 2010 and June 30, 2010, respectively.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
Debt Maturities
     The maturities of debt as of December 31, 2010 were as follows:

	Promissory	Credit
Year Ending June 30,	Notes	Facility
2011 (remaining six months)	$9,163	$2,187
2012	3,409	7,000
2013	4,846	12,688
2014	1,624	77,053
2015	560	—
2016 and thereafter	50	—

	19,652	98,928
Less: imputed interest and unamortized discounts	(466)	(1,093)
Less: current portion	(10,961)	(4,453)

Noncurrent portion of debt	$8,225	$93,382

Letters of Credit
     The Company has a $350 letter of credit agreement with a financial institution that is used as collateral for fidelity bonds placed with an insurance company, and a $223 and $500 letter of credit agreement with a financial institution that is used as collateral for the Company’s previous and current corporate headquarters’ operating leases, respectively. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 days of the annual expiration date.
8. Commitments and Contingencies
Leases
     The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three and six months ended December 31, 2010 was $1,017 and $1,687, respectively, and $1,008 and $1,671 for the three and six months ended December 31, 2009, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
     Future annual minimum lease payments under noncancelable operating leases as of December 31, 2010 were as follows:

Operating
Year Ending June 30,	Leases
2011 (remaining six months)	$408
2012	1,234
2013	2,162
2014	2,421
2015	2,468
2016	2,482
Thereafter	5,875

$17,050

     The lease for the Company’s previous corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expired in October 2010.
     In February 2010, the Company entered into a new lease agreement for office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent is abated for the first 12 calendar months under the lease. Thereafter, the monthly base rent will be $118 through the 24th calendar month of the term of the lease, after which the monthly base rent will increase to $182 for the subsequent 12 months. In the following years the monthly base rent will increase approximately 3% after each 12-month anniversary during the term of the lease, including any extensions under the Company’s options to extend.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Guarantor Arrangements
     The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2010 and June 30, 2010.
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
     The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited; however, the Company believes the estimated fair value of these indemnity provisions is minimal, and accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2010 and June 30, 2010.
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
     The 2010 Incentive Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards and other forms of equity compensation, as well as for the grant of performance cash awards. The Company may issue ISOs only to its employees. NQSOs and all other awards may be granted to employees, including officers, nonemployee directors and

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
consultants.
     To date, the Company has issued only ISOs, NQSOs and restricted stock units under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. Restricted stock units granted to employees generally vest over five years of continuous service, with 15 percent of the restricted stock units vesting on the one-year anniversary of the date of grant, 60 percent vesting in equal quarterly installments over the following three years and the remaining 25 percent vesting in equal quarterly installments over the last year of the vesting period.
     An aggregate of 2,535,761 shares of the Company’s common stock was reserved for issuance under the 2010 Incentive Plan as of December 31, 2010, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance may be increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000.
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
     An aggregate of 500,000 shares of the Company’s common stock was reserved for issuance under the Directors’ Plan as of December 31, 2010. This amount may be increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year.
Stock-Based Compensation
     The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three and six months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	55%	61%	54%	68%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	2.3%	1.5%	2.4%
Grant date fair value	$7.17	$9.74	$6.31	$9.55
     The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date.
     Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
10. Stockholders’ Equity
     The following table sets forth the components of comprehensive income for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$6,928	$2,410	$14,429	$8,923
Other comprehensive income (loss)
Unrealized loss on investments	(13)	—	(13)	—
Foreign currency translation adjustment	(5)	10	(24)	(8)

Comprehensive income	$6,910	$2,420	$14,392	$8,915

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
     The Company determined its operating segments to be DMS, which derives revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, impressions, and DSS, which derives revenue from the sale of direct selling services through a hosted solution. The Company’s reportable operating segments consist of DMS and DSS. The accounting policies of the two reportable operating segments are the same as those described in Note 2.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)
(Unaudited)
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
     Summarized information by segment was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenue by segment:
DMS	$97,228	$76,173	$200,534	$154,330
DSS	354	790	664	1,185

Total net revenue	97,582	76,963	201,198	155,515

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	21,479	14,426	45,911	32,428
DSS	239	563	403	711

Total segment operating income before depreciation, amortization, and stock-based compensation expense	21,718	14,989	46,314	33,139
Depreciation and amortization	(6,723)	(4,651)	(12,620)	(8,603)
Stock-based compensation expense	(3,616)	(4,864)	(7,346)	(7,093)

Total operating income	$11,379	$5,474	$26,348	$17,443

     The following tables set forth net revenue and long-lived assets by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenue:
United States	$97,098	$76,408	$200,493	$154,858
International	484	555	705	657

Total net revenue	$97,582	$76,963	$201,198	$155,515

	December 31,	June 30,
	2010	2010
Long-lived assets:
United States	$9,164	$5,193
International	206	226

Total long-lived assets	$9,370	$5,419

12. Subsequent Events
     On February 2, 2011, the Company exercised the accordion feature of its credit facility and increased the revolving credit line capacity from $140,000 to $190,000, increasing the total capacity of the credit facility to $225,000.

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
     We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead, also referred to as “inquiry”, or click. These leads or clicks can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads or clicks as defined by our agreements with them. Because we bear the costs of media, our programs must deliver a value to our clients and provide for a media yield, or our ability to generate an acceptable margin on our media costs that provides a sound financial outcome, for us. Our general process is:
•	We own or access targeted media;

•	We run advertisements or other forms of marketing messages and programs in that media to create visitor responses or clicks through to client offerings;

•	We match these responses or clicks to client offerings that meet visitor interests or needs, converting visitors into qualified leads or clicks; and

•	We optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.
     Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we believe we are in the early stages of a large, long-term market.

     Our Direct Marketing Services, or DMS, business accounted for 99.6% and 99.7% of our net revenue in the three and six months ended December 31, 2010, respectively, and 99.0% and 99.2% of our net revenue in the three and six months ended December 31, 2009, respectively. Our DMS business derives net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, from fees for display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.
     Our two largest client verticals are financial services and education. Our financial services client vertical represented 45% and 47% of net revenue in the three and six months ended December 31, 2010, respectively, and 42% and 41% of net revenue in the three and six months ended December 31, 2009, respectively. Our education client vertical represented 44% and 43% of net revenue in the three and six months ended December 31, 2010, respectively, and 47% and 49% of net revenue in the three and six months ended December 31, 2009, respectively. Other DMS client verticals, consisting primarily of home services, business-to-business, or B2B, and medical, represented 11% of net revenue in both the three and six months ended December 31, 2010, and 10% and 9% of net revenue in the three and six months ended December 31, 2009, respectively.
     In addition, we derived 0.4% and 0.3% of our net revenue in the three and six months ended December 31, 2010, respectively, and 1.0% and 0.8% of our net revenue in the three and six months ended December 31, 2009, respectively, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services, or DSS, business.
     We generated substantially all of our revenue from sales to clients in the United States.
     One of our largest clients retained an advertising agency and reduced its purchases of leads from us beginning November 2009. This client accounted for 11% and 12% of our net revenue in the three and six months ended December 31, 2009, respectively. In the three and six months ended December 31, 2010, this client comprised less than 10% of our net revenue.
Trends Affecting our Business
Client Verticals
     To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a large majority of our revenue in fiscal year 2011 will be generated from clients in our financial services and education client verticals. Over the past year, some categories of the financial services industry, particularly mortgages, credit cards and deposits, have seen declines in marketing budgets given the difficult market conditions. Marketing budgets for clients in our education client vertical are affected by a number of factors, including the availability of student financial aid, the regulation of for-profit educational institutions and economic conditions. In addition, the education and financial services industries are highly regulated. Changes in regulations or government actions may negatively affect our clients’ businesses and marketing practices and therefore, adversely affect our financial results.
Acquisitions
Acquisitions in Fiscal Year 2011
     In November 2010, we acquired 100% of the outstanding shares of Car Insurance.com, Inc., or CarInsurance.com, a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49.7 million in cash, for its capacity to generate online visitors in the financial services market. In July 2010, we acquired the website business Insurance.com from Insurance.com Group, Inc., an Ohio-based online insurance business, in exchange for $33.0 million in cash and the issuance of a $2.6 million non-interest-bearing, unsecured promissory note, for its capacity to generate online visitors in the financial services market. During the six months ended December 31, 2010, in addition to the acquisition of CarInsurance.com and Insurance.com, we acquired nine other online publishing businesses.
Acquisitions in Fiscal Year 2010
     In November 2009, we acquired the website business Internet.com, a division of WebMediaBrands, Inc., a New York-based Internet media company, in exchange for $15.9 million in cash and the issuance of a $1.7 million non-interest-bearing, unsecured promissory note, to broaden our media access and client base in the B2B market. In October 2009, we acquired the website business Insure.com from Life Quotes, Inc., an Illinois-based online insurance quote service and brokerage business, in exchange for $15.0 million in cash and the issuance of a $1.0 million non-interest-bearing, unsecured promissory note, for its capacity to generate online visitors in the financial services market. During fiscal year 2010, in addition to the acquisitions of Internet.com and Insure.com, we acquired 31 other online publishing businesses.

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
Development and Acquisition of Targeted Media
     One of the primary challenges of our business is finding or creating media that is targeted enough to attract prospects economically for our clients and at costs that work for our business model. In order to continue to grow our business, we must be able to continue to find or develop quality targeted media on a cost-effective basis. Our inability to find or develop quality targeted media could impair our growth or adversely affect our financial performance.
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
Net Revenue
     DMS. Our DMS business generates revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education and “other” (which includes home services, B2B and medical).
     DSS. Our DSS business generated 0.4% and 0.3% of net revenue in the three and six months ended December 31, 2010, respectively, and 1.0% and 0.8% of net revenue in the three and six months ended December 31, 2009, respectively. We expect DSS to continue to represent an immaterial portion of our business.
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
     Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. We believe that continued investment in technology is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in absolute dollars in future periods.
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
Interest and Other Income (Expense), Net
     Interest and other income (expense), net, consists primarily of interest expense and interest income. Interest expense is related to our credit facility and promissory notes issued in connection with our acquisitions and includes imputed interest. The outstanding balance of our credit facility and acquisition-related promissory notes was $98.9 million and $19.7 million, respectively, as of December 31, 2010. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest received on our cash and cash equivalents, which may decrease depending on market interest rates and the amount of our invested cash and cash equivalents.
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
     As of December 31, 2010, we did not have net operating loss carryforwards for federal income tax purposes and had approximately $2.5 million in California state net operating loss carryforwards that begin to expire in March 2011 and that we expect to utilize in an amended return. The California net operating loss carryforwards will not offset future taxable income, but may instead result in a refund of historical taxes paid.
     As of December 31, 2010, we had net deferred tax assets of $12.5 million. Our net deferred tax assets consist primarily of accruals, reserves and stock-based compensation expense not currently deductible for tax purposes. We assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance has been recorded in the income statement of the periods that the adjustment is determined to be required. As of December 31, 2010, we had recorded a valuation allowance of $0.2 million against our deferred tax assets.

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
Recently Issued Accounting Standards
     See Note 2 to our condensed consolidated financial statements.

Results of Operations
     The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
				(in thousands)
Net revenue	$97,582	100.0%	$76,963	100.0%	$201,198	100.0%	$155,515	100.0%
Cost of revenue (1)	70,662	72.4	56,557	73.5	144,291	71.7	111,604	71.8

Gross profit	26,920	27.6	20,406	26.5	56,907	28.3	43,911	28.2
Operating expenses: (1)
Product development	5,933	6.1	4,739	6.1	11,484	5.7	9,209	5.9
Sales and marketing	4,665	4.8	3,990	5.2	9,410	4.7	7,615	4.9
General and administrative	4,943	5.0	6,203	8.1	9,665	4.8	9,644	6.2

Operating income	11,379	11.7	5,474	7.1	26,348	13.1	17,443	11.2
Interest income	47	0.1	8	0.0	114	0.1	17	0.0
Interest expense	(1,028)	(1.1)	(881)	(1.1)	(2,017)	(1.0)	(1,629)	(1.0)
Other income (expense), net	(79)	(0.1)	165	0.2	85	0.0	285	0.2

Income before income taxes	10,319	10.6	4,766	6.2	24,530	12.2	16,116	10.4
Provision for taxes	(3,391)	(3.5)	(2,356)	(3.1)	(10,101)	(5.0)	(7,193)	(4.7)

Net income	$6,928	7.1%	$2,410	3.1%	$14,429	7.2%	$8,923	5.7%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,129	1.2%	$762	1.0%	$2,273	1.1%	$1,490	1.0%
Product development	691	0.7	631	0.8	1,415	0.7	884	0.6
Sales and marketing	992	1.0	834	1.1	2,198	1.1	1,341	0.9
General and administrative	804	0.8	2,637	3.4	1,460	0.7	3,378	2.2
Net Revenue

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2010	2009	2010	2009	% Change	% Change
		(in thousands)
Net revenue	$97,582	$76,963	$201,198	$155,515	27%	29%
Cost of revenue	70,662	56,557	144,291	111,604	25%	29%

Gross profit	$26,920	$20,406	$56,907	$43,911	32%	30%

     Net revenue increased $20.6 million, or 27%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The majority of this increase was attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our education client vertical and other client verticals. Financial services client vertical revenue increased $11.6 million, or 36%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, driven by click and lead volume increases at relatively steady prices. Education client vertical revenue increased $6.7 million, or 18%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, driven by an increase in inquiry volume (leads are referred to as “inquiries” in the education client vertical), higher prices and a shift in mix towards higher priced inquiries. Our other client verticals’ revenue increased $2.3 million, or 29%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The increase in our other client vertical was primarily affected by growth in our B2B client vertical resulting from our acquisition of the website business of Internet.com in November 2009.
     Net revenue increased $45.7 million, or 29%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009. The majority of this increase was attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our education client vertical and other client verticals. Financial services client vertical revenue increased $30.4 million, or 48%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, driven by click and lead volume increases at relatively steady prices. Education client vertical revenue increased $8.9 million, or 12%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, driven by higher prices, a shift in mix towards higher priced inquiries and an increase in inquiry volume. Our other client verticals’ revenue increased $6.4 million, or 42%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009. The increase in our other client vertical was primarily affected by growth in our B2B client vertical resulting from our acquisition of the website business of Internet.com in November 2009.
Cost of Revenue
     Cost of revenue increased $14.1 million, or 25%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, driven by an increase in media costs of $7.5 million due to higher lead and click volumes, increased personnel costs of $3.5 million and increased amortization of acquisition-related intangible assets of $1.7 million resulting from acquisitions during the past twelve months. The increase in personnel costs was attributable to a 58% increase in average headcount, primarily resulting from the acquisition of the website business of Internet.com and the expansion of our business. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, increased from 27% in the three months ended December 31, 2009 to 28% in the three months ended December 31, 2010, due to a higher mix of traffic from owned and operated targeted media and higher margins from publisher arrangements, partially offset by the above-mentioned increase in headcount and related personnel costs, as well as higher amortization expense.
     Cost of revenue increased $32.7 million, or 29%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, driven by an increase in media costs of $17.5 million due to higher lead and click volumes, increased personnel costs of $8.7 million and increased amortization of acquisition-related intangible assets of $3.5 million resulting from acquisitions during the past twelve months. The increase in personnel costs was attributable to a 63% increase in average headcount, primarily resulting from the acquisition of the website business of Internet.com and the expansion of our business, as well as increased performance bonus expense due to an increase in the number of individuals eligible for such bonus. Gross margin remained flat at 28% in both the six months ended December 31, 2009 and December 31, 2010, as a higher mix of traffic from owned and operated targeted media and higher margins from publisher arrangements were offset by the above-mentioned increase in headcount and related personnel costs, as well as higher amortization expense.
Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2010	2009	2010	2009	% Change	% Change
		(in thousands)
Product development	$5,933	$4,739	$11,484	$9,209	25%	25%
Sales and marketing	4,665	3,990	9,410	7,615	17%	24%
General and administrative	4,943	6,203	9,665	9,644	-20%	0%

Operating expenses	$15,541	$14,932	$30,559	$26,468	4%	15%

Product Development Expenses
     Product development expenses increased $1.2 million, or 25%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, due to increased compensation expense of $1.1 million affected by a 29% increase in average headcount from additional hiring in connection with development projects and recent acquisitions.
     Product development expenses increased $2.3 million, or 25%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, due to increased personnel costs. The increase in personnel costs was due to increased compensation expense of $1.4 million, increased stock-based compensation expense of $0.5 million and various smaller increases in product development expenses. The increase in compensation expense and stock-based compensation expense was due a 28% increase in average headcount from additional hiring in connection with development projects and recent acquisitions.

Sales and Marketing Expenses
     Sales and marketing expenses increased $0.7 million, or 17%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, due to increased personnel costs. The increase in personnel costs was due to increased compensation expense of $0.5 million and increased stock-based compensation expense of $0.2 million. The increase in compensation expense was due to increased performance bonus expenses associated with the achievement of specified financial metrics for the three months ended December 31, 2010 and a 5% increase in average headcount.
     Sales and marketing expenses increased $1.8 million, or 24%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, due to increased personnel costs. The increase in personnel costs was due to increased stock-based compensation expense of $0.9 million and increased compensation expense of $0.8 million. The increase in compensation expense was due to a 4% increase in average headcount and increased performance bonus expenses associated with the achievement of specified financial metrics for the six months ended December 31, 2010.
General and Administrative Expenses
     General and administrative expenses decreased $1.3 million, or 20%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, due to decreased personnel costs of $1.4 million partially offset by increased professional service fees of $0.2 million. The decrease in personnel costs was driven by a decline in stock-based compensation expense of $1.8 million primarily due to the grant of fully-vested options to certain members of the board of directors in the three months ended December 31, 2009. The decrease in stock-compensation expense was partially offset by increased compensation expense of $0.5 million due to a 16% increase in average headcount.
     General and administrative expenses remained relatively unchanged for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, as increased professional service fees of $0.9 million were offset by decreased personnel costs of $0.8 million and various smaller decreases in general and administrative expenses. Professional service fees increased due to our continued investment in corporate infrastructure and related expenses associated with being a public company, including increased compliance costs and higher insurance premiums. The decrease in personnel costs was driven by decreased stock-based compensation expense of $1.9 million primarily due to the grant of fully-vested options to certain members of the board of directors in the six months ended December 31, 2009. The decrease in stock-compensation expense was partially offset by increased compensation expense of $1.1 million due to a 17% increase in average headcount.
Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2010	2009	2010	2009	% Change	% Change
		(in thousands)
Interest income	$47	$8	$114	$17	488%	571%
Interest expense	(1,028)	(881)	(2,017)	(1,629)	17%	24%
Other income (expense), net	(79)	165	85	285	-148%	-70%

Interest and other income (expense), net	$(1,060)	$(708)	$(1,818)	$(1,327)	50%	37%

     Interest and other income (expense), net decreased $0.4 million, or 50%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, due to a decline in other income (expense), net of $0.2 million and an increase in interest expense of $0.1 million. The decline in other income (expense), net is due to proceeds from a settlement of a legal matter in the three months ended December 31, 2009. The increase in interest expense is attributable to the draw down on our credit facility.
     Interest and other income (expense), net decreased $0.5 million, or 37%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, due to an increase in interest expense of $0.4 million and a decline in other income (expense), net of $0.2 million, partially offset by a slight increase in interest income of $0.1 million. The increase in interest expense is attributable to the draw down on our credit facility. The decline in other income (expense), net is due to proceeds from a settlement of a legal matter in the three months ended December 31, 2009.

Provision for Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(in thousands)
Provision for taxes	$3,391	$2,356	$10,101	$7,193
Effective tax rate	32.9%	49.4%	41.2%	44.6%
     The decrease in our effective tax rate for both the three and six months ended December 31, 2010, compared to the three and six months ended December 31, 2009, was primarily driven by the retroactive reinstatement of research and development tax credits and higher tax benefits from stock option exercises. The research and development credits were retroactively extended under the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“2010 Tax Relief Act”) beginning January 1, 2010 through December 31, 2012. See Note 2 to the condensed consolidated financial statements for more information.

Liquidity and Capital Resources
     Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities.
     Our principal sources of liquidity as of December 31, 2010, consisted of cash and cash equivalents of $106.8 million, short-term marketable securities of $18.9 million and our credit facility which had $73.4 million available for borrowing. We believe that our existing cash, cash equivalents, short-term marketable securities, available borrowings under the credit facility and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Six Months Ended
	December 31,
	2010	2009
	(in thousands)
Cash flows from operating activities	$29,718	$16,077
Cash flows from investing activities	(109,377)	(47,576)
Cash flows from financing activities	30,734	40,464
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
     Net cash provided by operating activities in the six months ended December 31, 2010 was due to net income of $14.4 million, non-cash depreciation, amortization and stock-based compensation expense of $20.0 million and a net increase in accounts payable and accrued liabilities of $2.6 million, partially offset by excess tax benefits from stock-based compensation of $5.3 million and an increase in prepaid expenses and other assets of $2.7 million. The net increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of sales associated with increased revenue. The increase in prepaid expenses and other assets is primarily due to timing of payments.
     Net cash provided by operating activities in the six months ended December 31, 2009, was the result of net income of $8.9 million, non-cash depreciation, amortization and stock-based compensation expense of $15.7 million and an increase in accounts payable and accrued liabilities of $2.7 million, partially offset by an increase in prepaid expenses and other assets of $4.4 million, an increase in accounts receivable of $4.1 million and excess tax benefits from stock-based compensation of $1.4 million. The increase in accounts payable and accrued liabilities is due to timing of payments. The increase in prepaid expenses and other assets is due to timing of payments. The increase in accounts receivable is attributable to increased revenue, as well as timing of receipts.
Net Cash Used in Investing Activities
     Our investing activities include acquisitions of media websites and businesses; capital expenditures and capitalized internal development costs.
     Cash used in investing activities in the six months ended December 31, 2010 was primarily due to our acquisition of CarInsurance.com for an initial cash payment of $49.7 million and Insurance.com for an initial cash payment of $33.0 million. Cash used in investing activities in the six months ended December 31, 2010 was also impacted by purchases of the operations of nine other online publishing businesses for an aggregate of $4.0 million in cash payments, as well as purchases of marketable securities of $18.9 million. Capital expenditures and internal software development costs totaled $3.8 million in the six months ended December 31, 2010.
     Cash used in investing activities in the six months ended December 31, 2009 was primarily due to our acquisition of Internet.com. for an initial cash payment of $15.9 million and Insure.com for an initial cash payment of $15.0 million. Cash used in investing activities in the six months ended December 31, 2009 was also impacted by purchases of the operations of 20 other online publishing businesses for an aggregate of $13.7 million in cash payments. Capital expenditures and internal software development costs totaled $1.7 million in the six months ended December 31, 2009.

Net Cash Provided by Financing Activities
     Cash provided by financing activities in the six months ended December 31, 2010 was primarily due to proceeds from the draw-down of our revolving credit line of $24.8 million, proceeds from the exercise of stock options of $9.6 million and excess tax benefits from stock-based compensation of $5.3 million, partially offset by $8.9 million in principal payments on acquisition-related notes payable and our term loan.
     Cash provided by financing activities in the six months ended December 31, 2009 was primarily due to proceeds from the draw-down of our revolving credit line of $43.3 million, excess tax benefits from stock-based compensation of $1.4 million and proceeds from the exercise of stock options of $1.3 million, partially offset by $5.1 million in principal payments on acquisition-related notes payable and our term loan, as well as repurchases of our common stock.
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
Credit Facility
     In January 2010, we replaced our existing credit facility with a credit facility totaling $175.0 million. The new facility consists of a $35.0 million four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140.0 million four-year revolving credit line with an option to increase the revolving credit line by $50.0 million. We exercised this option in February 2011, increasing the total capacity of the credit facility to $225.0 million. Borrowings under the credit facility are collateralized by our assets and interest is payable quarterly at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net and acquisition costs for business combinations. The revolving credit line requires a quarterly facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts our ability to raise additional debt financing and pay dividends. In addition, we are required to maintain financial ratios computed as follows:
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
     Under the terms of the credit facility we must maintain a minimum quick ratio of 1.15:1.00, a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.75:1.00 through December 31, 2010 and 2.50:1.00 for all fiscal quarters thereafter and we must comply with other non-financial covenants. We were in compliance with the covenants as of December 31, 2010 and June 30, 2010.
New Lease
     As the previous lease for our corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expired in October 2010, we entered into a new lease agreement in February 2010 for approximately 63,998 square feet of office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent is abated for the first 12 calendar months under the lease. Thereafter the base rent will be $118,000 through the 24th calendar month of the term of the lease, after which the monthly base rent will increase to $182,000 for the subsequent 12 months. In the following years the monthly base rent will increase approximately 3% after each 12-month anniversary during the term of the lease, including any extensions under our options to extend.
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
     As of December 31, 2010, we had an outstanding credit facility with a total borrowing capacity of $172.4 million. Interest on borrowings under the credit facility is payable quarterly at specified margins above either LIBOR or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of December 31, 2010, we had $98.9 million outstanding under our credit facility. A hypothetical increase of 1% in the LIBOR or Prime Rate-based interest rate on our credit facility would result in an increase in our interest expense of $1.0 million per year, assuming constant borrowing levels.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
     Our ability to maintain the number of visitors to our websites from search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. Changes to search engine user interfaces, such as Google Instant, may also adversely impact the number of users we attract to our websites. Throughout the years we have experienced fluctuations in the search result rankings for a number of our websites. We may make decisions that are suboptimal regarding the purchase of paid listings or our proprietary bid management technologies may contain defects or otherwise fail to achieve their intended results, either of which could also reduce the number of visitors to our websites or cause us to incur additional costs. We may also make decisions that are suboptimal regarding the placement of advertisements on other websites and pricing, which could increase our costs to attract such visitors or cause us to incur unnecessary costs. Our approaches may be deemed similar to those of our competitors and others in our industry that Internet search websites may consider to be unsuitable or unattractive. Internet search websites could deem our content to be unsuitable or below standards or less attractive or worthy than those of other or competing websites. In either such case, our websites may receive less favorable placement in algorithmic or paid listings, or both. Any reduction in the number of visitors to our websites would negatively affect our ability to earn revenue. If visits to our websites decrease, we may need to resort to more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability.
A substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects would be adversely impacted.
     A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 23% of our net revenue for the six months ended December 31, 2010 and for the fiscal year ended June 30, 2010. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. DeVry Inc., one of our large clients, retained an advertising agency and reduced its purchases of leads from us beginning November 2009. DeVry and other clients may reduce their level of business with us, leading to lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.
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
     In addition, other existing and proposed regulations could negatively impact our for-profit education clients. For example, the proposal on “gainful employment” that would restrict or eliminate federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied could result in the elimination or reduction in some of our clients’ programs. In addition, some of our large for-profit education clients have indicated that in coming years they may violate the “90/10 rule,” whereby for-profit institutions must receive at least 10 percent of their revenue from sources other than federal student financial aid. If a for-profit institution fails to comply with the rule for two consecutive fiscal years, it may lose its eligibility to receive student-aid funds for at least two years. These and other regulations or a failure of our clients to comply with such regulations, could adversely affect our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.
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
We are dependent on two market verticals for a majority of our revenue. Negative changes in the economic condition, market dynamics or regulatory environment in one or both of these verticals could cause our revenue to decline and our business and growth could suffer.
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
     The anticipated benefit of any acquisitions that we complete may not materialize. In addition, the process of integrating acquired businesses or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:
•	diversion of management time and potential business disruptions;

•	difficulties integrating and supporting acquired products or technologies;

•	disruptions or reductions in client revenues associated with changes to the business models of acquired businesses;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities, incurrence of debt or reduction in cash balances;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient revenue to offset increased expenses associated with acquisitions;

•	underperformance problems associated with acquisitions; and

•	becoming involved in acquisition-related litigation.
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
     As of December 31, 2010, we had an outstanding term loan with a principal balance of $32.4 million and a revolving credit line pursuant to which we can borrow up to an additional $140.0 million. On February 2, 2011, we exercised the accordion feature in our credit facility, increasing the revolving credit line capacity to $190.0 million. As of December 31, 2010, we had drawn $66.6 million from our revolving credit line. As of such date, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $19.7 million. As a result of our debt:
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
     Prior to our initial public offering there was no public market for shares of our common stock, and an active public market for our shares may not be sustained. The trading price of our common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report on Form 10-Q and others such as:
•	changes in earnings estimates or recommendations by securities analysts;

•	announcements about our revenues, earnings or growth rates that are not in line with analyst expectations, the risk of which is heightened because it is our policy not to give quarterly guidance on revenue, earnings, or growth rates.

•	changes in governmental regulations;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	changes in the search engine rankings of our sites or our ability to access PPC advertising;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	negative publicity about us, our industry, our clients or our clients’ industries; and

•	a slowdown in our industry or the general economy.
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
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.
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
     As of December 31, 2010, our directors and executive officers, together with their affiliates, beneficially owned approximately 41% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:
•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.
     If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline significantly. We had 46,505,993 shares of common stock outstanding as of December 31, 2010. In addition, (i) the 10,808,000 shares subject to outstanding stock options and restricted stock units under our equity incentive plans as of December 31, 2010 and (ii) the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.
/s/ Kenneth Hahn
Kenneth Hahn
Chief Financial Officer (Principal Financial Officer and duly authorized signatory) Date: February 11, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

‡	Furnished herewith.