Form 10-Q
period 2011-03-31
QUINSTREET, INC
filed 2011-05-06
CIK 1117297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34628

QuinStreet, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0512121
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

950 Tower Lane, 6th Floor
Foster City, California	94404
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock outstanding as of April 29, 2011: 46,931,647

QUINSTREET, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUINSTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$124,684	$155,770
Marketable securities	25,420	—
Accounts receivable, net	52,704	51,466
Deferred tax assets	8,526	8,528
Prepaid expenses and other assets	7,775	3,123

Total current assets	219,109	218,887

Property and equipment, net	9,195	5,419
Goodwill	211,710	158,582
Other intangible assets, net	71,366	47,156
Deferred tax assets, noncurrent	3,972	3,972
Other assets, noncurrent	487	614

Total assets	$515,839	$434,630

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,535	$16,776
Accrued liabilities	34,397	30,144
Deferred revenue	2,371	1,241
Debt	11,080	15,562

Total current liabilities	71,383	63,723

Deferred revenue, noncurrent	122	305
Debt, noncurrent	100,010	78,046
Other liabilities, noncurrent	3,457	2,534

Total liabilities	174,972	144,608

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 49,085,803 and 47,247,147 shares issued, and 46,908,351 and 45,069,695 shares outstanding at March 31, 2011 and June 30, 2010, respectively	49	47
Additional paid-in capital	247,692	217,581
Treasury stock, at cost (2,177,452 shares at March 31, 2011 and June 30, 2010)	(7,779)	(7,779)
Accumulated other comprehensive (loss) income	(27)	9
Retained earnings	100,932	80,164

Total stockholders’ equity	340,867	290,022

Total liabilities and stockholders’ equity	$515,839	$434,630

See notes to condensed consolidated financial statements

QUINSTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenue	$107,705	$90,773	$308,903	$246,288
Cost of revenue (1)	78,578	66,268	222,869	177,872

Gross profit	29,127	24,505	86,034	68,416
Operating expenses: (1)
Product development	6,836	5,325	18,320	14,534
Sales and marketing	4,687	4,575	14,097	12,190
General and administrative	5,525	4,467	15,190	14,111

Operating income	12,079	10,138	38,427	27,581
Interest income	25	16	139	33
Interest expense	(1,091)	(1,302)	(3,108)	(2,931)
Other income (expense), net	66	(64)	151	221

Income before income taxes	11,079	8,788	35,609	24,904
Provision for taxes	(4,740)	(3,538)	(14,841)	(10,731)

Net income	$6,339	$5,250	$20,768	$14,173

Net income attributable to common stockholders
Basic	$6,339	$3,714	$20,768	$6,371

Diluted	$6,339	$3,797	$20,768	$6,790

Net income per share attributable to common stockholders
Basic	$0.14	$0.12	$0.45	$0.33

Diluted	$0.13	$0.11	$0.42	$0.31

Weighted average shares used in computing net income per share attributable to common stockholders
Basic	46,792	30,795	45,910	19,156
Diluted	50,593	33,938	48,960	22,008

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,138	$653	$3,411	$2,143
Product development	669	686	2,084	1,570
Sales and marketing	918	1,163	3,116	2,504
General and administrative	782	624	2,242	4,002
See notes to condensed consolidated financial statements

QUINSTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$20,768	$14,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,252	13,678
Provision for sales returns and doubtful accounts receivable	(143)	(234)
Stock-based compensation	10,853	10,219
Excess tax benefits from stock-based compensation	(6,744)	(1,821)
Other non-cash adjustments, net	208	567
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(486)	(11,261)
Prepaid expenses and other assets	1,896	(5,251)
Other assets, noncurrent	133	(145)
Accounts payable	6,567	4,338
Accrued liabilities	3,403	5,635
Deferred revenue	947	(57)
Other liabilities, noncurrent	923	122

Net cash provided by operating activities	58,577	29,963

Cash Flows from Investing Activities
Capital expenditures and other investing activities	(4,430)	(2,092)
Business acquisitions, net of notes payable and cash acquired	(91,723)	(52,899)
Internal software development costs	(1,322)	(1,009)
Purchases of marketable securities	(33,923)	—
Proceeds from sales and maturities of marketable securities	8,484	—

Net cash used in investing activities	(122,914)	(56,000)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	(106)	138,076
Proceeds from exercise of common stock options	12,580	1,550
Proceeds from bank debt	24,425	43,300
Principal payments on bank debt	(2,650)	(2,250)
Principal payments on acquisition-related notes payable	(7,725)	(5,609)
Excess tax benefits from stock-based compensation	6,744	1,821
Repurchases of common stock	—	(715)

Net cash provided by financing activities	33,268	176,173

Effect of exchange rate changes on cash and cash equivalents	(17)	—
Net (decrease) increase in cash and cash equivalents	(31,086)	150,136
Cash and cash equivalents at beginning of period	155,770	25,182

Cash and cash equivalents at end of period	$124,684	$175,318

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	2,836	1,888
Cash paid for taxes	13,017	15,404
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	3,217	10,750
Accrued stock issuance costs	—	1,273
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
2. Summary of Significant Accounting Policies
Basis of Presentation
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
     The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2011 and 2010 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the SEC on September 13, 2010. The condensed consolidated balance sheet as of June 30, 2010 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.
     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at March 31, 2011, its condensed consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010, and its condensed consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2011 or any other future period.
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
Revenue Recognition
     The Company derives its revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”). DMS revenue, which constituted 99.7% of net revenue for both the three and nine months ended March 31, 2011 and 99.7% and

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
99.4% of net revenue for the three and nine months ended March 31, 2010, respectively, is derived from fees which are earned through the delivery of qualified leads, clicks and, to a lesser extent, display advertisements (“impressions”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, click or impression is delivered to the client, provided that no significant obligations remain.
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
     The guidance requires an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price. Due to the unique nature of some of its multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales or third party evidence, therefore the Company may use its best estimate to establish selling prices for these arrangements under the new standard. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.
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
     DSS revenue, which constituted 0.3% of net revenue for both the three and nine months ended March 31, 2011 and 0.3% and 0.6% for the three and nine months ended March 31, 2010, respectively, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.
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

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
     The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral and maintains allowances for potential credit losses on client accounts when deemed necessary. To date, such losses have been within management’s expectations.
     One client accounted for 10% of net revenue for the nine months ended March 31, 2010. No client accounted for 10% or more of net revenue for any other period presented. No client accounted for 10% or more of net accounts receivable as of March 31, 2011 or June 30, 2010.
Fair Value of Financial Instruments
     The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related notes payable, a term loan and a revolving credit line. The fair value of the securities held as cash equivalents or marketable securities is determined based on quoted prices if an active market for identical assets exists. If quoted prices for identical assets are not available, the fair value is determined by using quoted prices for similar assets in active markets or observable inputs, such as interest rates. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related notes payable approximates their recorded amounts at March 31, 2011 as the interest rates on similar financing arrangements available to the Company at March 31, 2011 approximates the interest rates implied when these acquisition-related notes payable were originally issued and recorded. The Company believes that the fair values of the term loan and revolving credit line, after consideration of nonperformance and credit risk, approximate their recorded amounts at March 31, 2011 as the interest rates on these instruments are variable and based on market interest rates.
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

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
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
     Both standards became effective for the Company on July 1, 2010. The adoption of the new standards did not have a material effect on the Company’s consolidated financial statements.
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

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
     For periods prior to the conversion of the convertible preferred stock, net income per share information is computed using the two-class method. Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of period-to-date earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had this portion of net income been distributed. Diluted net income per share attributable to common stockholders is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.
     The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010(2)	2011	2010(2)
		(In thousands, except per share data)
Numerator:
Basic:
Net income	$6,339	$5,250	$20,768	$14,173
8% non-cumulative dividends on convertible preferred stock	—	(373)	—	(2,018)
Undistributed earnings allocated to convertible preferred stock	—	(1,163)	—	(5,784)

Net income attributable to common stockholders — basic	$6,339	$3,714	$20,768	$6,371

Diluted:
Net income attributable to common stockholders — basic	$6,339	$3,714	$20,768	$6,371
Undistributed earnings re-allocated to common stock	—	83	—	419

Net income attributable to common stockholders — diluted	$6,339	$3,797	$20,768	$6,790

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	46,792	30,795	45,910	19,156

Diluted:
Weighted average shares of common stock used in computing basic net income per share	46,792	30,795	45,910	19,156
Weighted average effect of dilutive securities:
Stock options	3,691	3,143	2,990	2,852
Restricted stock units	110	—	60	—

Weighted average shares of common stock used in computing diluted net income per share	50,593	33,938	48,960	22,008

Net income per share attributable to common stockholders
Basic	$0.14	$0.12	$0.45	$0.33

Diluted	$0.13	$0.11	$0.42	$0.31

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	1,315	2,495	2,860	2,801

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

(2)	Earnings per share for the three and nine months ended March 31, 2010 include the effects of the convertible preferred stock before its conversion in connection with the IPO under the two-class method.
4. Marketable Securities and Fair Value Measurements
Marketable Securities
     All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Investments with maturities greater than three months at the date of purchase are classified as marketable securities. The Company’s marketable

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
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
     The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of March 31, 2011 and June 30, 2010:

	As of March 31, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US government securities	$22,158	$—	$—	$22,158
Time deposits	20,838	—	19	20,819
Money market funds	522	—	—	522

	$43,518	$—	$19	$43,499

	As of June 30, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Money market funds	$133,128	$—	$—	$133,128

	$133,128	$—	$—	$133,128

     As of March 31, 2011 and June 30, 2010, the Company did not hold securities that had maturity dates greater than one year.
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
     The securities held by the Company as of March 31, 2011 and June 30, 2010 were categorized as follows in the fair value hierarchy:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other
		Active Markets	Observable
		for Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
US government securities	$22,158	$22,158	$—
Time deposits	20,819	—	20,819
Money market funds	522	522	—

Total at March 31, 2011	$43,499	$22,680	$20,819

Assets:
Money market funds	$133,128	$133,128	$—

Total at June 30, 2010	$133,128	$133,128	$—

5. Acquisitions
Acquisitions in Fiscal Year 2011
Acquisition of CarInsurance.com
     On November 5, 2010, the Company acquired 100% of the outstanding shares of Car Insurance.com, Inc., or CarInsurance.com, a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49,655 in cash paid upon closing of the acquisition. The results of CarInsurance.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired CarInsurance.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

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

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$661
Liabilities assumed	(807)
Advertiser relationships	260	6-7 years
Content	16,130	7 years
Website/trade/domain names	4,350	10 years
Acquired technology and others	3,000	2-4 years
Noncompete agreements	40	4 years
Goodwill	26,021	Indefinite

	$49,655

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
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

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$1,204
Advertiser relationships	2,120	7 years
Content	4,290	4 years
Website/trade/domain names	2,940	10 years
Acquired technology and others	5,530	2-4 years
Noncompete agreements	60	5 years
Goodwill	19,339	Indefinite

	$35,483

Other Acquisitions in Fiscal Year 2011
     During the nine months ended March 31, 2011, in addition to the acquisition of CarInsurance.com and Insurance.com, the Company acquired operations from 12 other online publishing businesses in exchange for $4,598 in cash paid upon closing of the acquisitions and $774 in non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to three years. The Company also recorded $4,500 in earn-out payments related to a prior period acquisition as addition to goodwill. The aggregate purchase price recorded was as follows:

Amount
Cash	$9,098
Fair value of debt (net of $40 of imputed interest)	734

$9,832

     The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. Goodwill deductible for tax purposes is $7,768. The following table summarizes the preliminary allocation of the purchase prices of these other acquisitions during the nine months ended March 31, 2011 and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)

	Estimated	Estimated
	Fair Value	Useful Life
Customer/publisher relationships	$221	5 years
Content	1,252	3-5 years
Website/trade/domain names	518	4-5 years
Noncompete agreements	73	1-3 years
Goodwill	7,768	Indefinite

	$9,832

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

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$3,136
Liabilities assumed	(503)
Advertiser relationships	1,300	5 - 7 years
Content	2,400	4 years
Website/trade/domain names	2,500	5 years
Noncompete agreements	200	2 years
Goodwill	8,564	Indefinite

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

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)

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

	Estimated	Estimated
	Fair Value	Useful Life
Advertiser relationships	$900	3 years
Content	3,900	8 years
Website/trade/domain names	1,250	8 years
Goodwill	9,926	Indefinite

	$15,976

Acquisition of Payler Corp. D/B/A HSH Associates Financial Publishers (“HSH”)
     On September 14, 2009, the Company acquired 100% of the outstanding shares of HSH, a New Jersey-based online marketing business, in exchange for $6,000 in cash paid upon closing of the acquisition and the issuance of $4,000 in non-interest-bearing, unsecured promissory notes payable in five installments over five years. The results of HSH’s acquired operations have been included in the consolidated financial statements since the acquisition date. The Company acquired HSH for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

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

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$50
Liabilities assumed	(1,695)
Advertiser relationships	1,100	3 years
Content	1,400	6 years
Website/trade/domain names	800	6 years
Goodwill	8,104	Indefinite

	$9,759

Other Acquisitions in Fiscal Year 2010
     During fiscal year 2010, in addition to the acquisition of Internet.com, Insure.com and HSH, the Company acquired operations from 30 other online publishing businesses in exchange for $29,882 in cash paid upon closing of the acquisitions and $8,643 in non-

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
interest-bearing, unsecured promissory notes payable over a period of time ranging from one to five years. The aggregate purchase price recorded was as follows:

Amount
Cash	$29,882
Fair value of debt (net of $531 of imputed interest)	8,112

$37,994

     The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to tangible assets acquired and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. Goodwill deductible for tax purposes is $24,299. The following table summarizes the allocation of the purchase prices of these other acquisitions and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life
Tangible assets acquired	$45
Customer/publisher relationships	1,150	1-7 years
Content	8,384	1-6 years
Website/trade/domain names	2,748	5 years
Acquired technology	199	3 years
Noncompete agreements	224	2-3 years
Goodwill	25,244	Indefinite

	$37,994

Pro Forma Financial Information
     The pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2011. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal year 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2010.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenue	$107,927	$91,826	$310,659	$251,135
Net income	7,144	1,165	21,535	9,770

Basic net income per share	$0.15	$0.02	$0.47	$0.21
Diluted net income per share	$0.14	$0.02	$0.44	$0.20

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
6. Intangible Assets, Net and Goodwill
     Intangible assets, net balances, excluding goodwill, consisted of the following:

	March 31, 2011			June 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$29,257	$(15,565)	$13,692	$26,656	$(11,455)	$15,201
Content	56,641	(22,841)	33,800	34,969	(16,454)	18,515
Website/trade/domain names	23,510	(7,676)	15,834	15,701	(5,198)	10,503
Acquired technology and others	20,175	(12,135)	8,040	11,477	(8,540)	2,937

	$129,583	$(58,217)	$71,366	$88,803	$(41,647)	$47,156

     Amortization of intangible assets was $6,124 and $16,575 in the three and nine months ended March 31, 2011, respectively, and $4,110 and $11,070 in the three and nine months ended March 31, 2010, respectively.
     Future amortization expense for the Company’s acquisition-related intangible assets as of March 31, 2011 was as follows:

Year Ending June 30,
2011 (remaining three months)	$5,589
2012	20,899
2013	15,313
2014	10,622
2015	6,731
2016 and thereafter	12,212

$71,366

     The change in the carrying amount of goodwill for the nine months ended March 31, 2011 was as follows:

	DMS	DSS	Total
Balance at June 30, 2010	$157,351	$1,231	$158,582
Additions	53,128	—	53,128

Balance at March 31, 2011	$210,479	$1,231	$211,710

     In the nine months ended March 31, 2011, the additions to goodwill relate to the Company’s acquisitions as described in Note 5, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors.
7. Debt
Promissory Notes
     During the nine months ended March 31, 2011 and 2010, the Company issued total promissory notes for the acquisition of businesses of $3,217 and $10,750, respectively, net of imputed interest amounts of $197 and $606, respectively. All of the promissory notes are non-interest-bearing and unsecured. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of promissory notes of $133 and $436 as interest expense for the three and nine months ended March 31, 2011, respectively, and $304 and $946 for the three and nine months ended March 31, 2010, respectively.
Credit Facility
     In January 2010, the Company replaced its existing credit facility with a new credit facility with a total borrowing capacity of $175,000. The new credit facility consisted of a $35,000 four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140,000 four-year revolving credit line with an option to increase the revolving credit line by an additional $50,000. In February 2011, the Company exercised this option, thereby increasing the total capacity of the credit facility to $225,000.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
     Borrowings under the credit facility are collateralized by the Company’s assets and interest is payable quarterly at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net and acquisition costs for business combinations. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends. In addition, the Company is required to maintain financial ratios computed as follows:
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
     Under the terms of the credit facility the Company must maintain a minimum quick ratio of 1.15:1.00, a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.50:1.00, and the terms also require the Company to comply with other nonfinancial covenants. The Company was in compliance with the covenants as of March 31, 2011 and June 30, 2010.
     Upfront arrangement fees incurred in connection with the credit facility are deferred and amortized over the remaining term of the arrangement as interest expense. As of March 31, 2011 and June 30, 2010, $31,500 and $34,150, respectively, was outstanding under the term loan. Under the revolving credit line, $66,553 and $41,754 was outstanding as of March 31, 2011 and June 30, 2010, respectively.
Debt Maturities
     The maturities of debt as of March 31, 2011 were as follows:

	Promissory	Credit
Year Ending June 30,	Notes	Facility
2011 (remaining three months)	$3,992	$1,312
2012	3,527	7,000
2013	4,924	12,688
2014	1,702	77,053
2015	560	—
2016	50	—

	14,755	98,053
Less: imputed interest and unamortized discounts	(359)	(1,359)
Less: current portion	(6,318)	(4,762)

Noncurrent portion of debt	$8,078	$91,932

Letters of Credit
     The Company has a $350 letter of credit agreement with a financial institution that is used as collateral for fidelity bonds placed with an insurance company and a $500 letter of credit agreement with a financial institution that is used as collateral for the

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
Company’s corporate headquarters’ operating lease. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 days of the annual expiration date.
8. Commitments and Contingencies
Leases
     The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three and nine months ended March 31, 2011 was $785 and $2,472, respectively, and $787 and $2,457 for the three and nine months ended March 31, 2010, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
     Future annual minimum lease payments under noncancelable operating leases as of March 31, 2011 were as follows:

Operating
Year Ending June 30,	Leases
2011 (remaining three months)	$283
2012	1,614
2013	2,624
2014	2,805
2015	2,822
2016	2,837
Thereafter	5,875

$18,860

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
Guarantor Arrangements
     The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2011 and June 30, 2010.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
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
     The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited; however, the Company believes the estimated fair value of these indemnity provisions is minimal, and accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2011 and June 30, 2010.
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
     An aggregate of 2,535,761 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of March 31, 2011, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance may be increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. As of March 31, 2011, 2,011,650 shares were available for issuance under the 2010 Incentive Plan.

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
     In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of NQSOs to non-employee directors and also provides for the discretionary grant of restricted stock units. Stock options granted to new non-employee directors vest in equal monthly installments over four years; annual grants to existing directors vest in equal monthly installments over one year.
     An aggregate of 500,000 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of March 31, 2011. This amount may be increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. As of March 31, 2011, 380,000 shares were available for issuance under the Directors’ Plan.
Stock-Based Compensation
     The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	54%	56%	54%	67%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.1%	2.4%	1.7%	2.4%
Grant date fair value	$10.48	$9.18	$7.81	$9.52
     The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date.
     Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.
10. Stockholders’ Equity
     The following table sets forth the components of comprehensive income for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$6,339	$5,250	$20,768	$14,173
Other comprehensive income (loss)
Unrealized loss on investments	(6)	—	(19)	—
Foreign currency translation adjustment	7	8	(17)	—

Comprehensive income	$6,340	$5,258	$20,732	$14,173

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

QUINSTREET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(In thousands, except share and per share data)
(Unaudited)
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
     Summarized information by segment was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenue by segment:
DMS	$107,344	$90,511	$307,878	$244,841
DSS	361	262	1,025	1,447

Total net revenue	107,705	90,773	308,903	246,288

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	22,987	18,266	68,898	50,672
DSS	231	73	634	806

Total segment operating income before depreciation, amortization, and stock-based compensation expense	23,218	18,339	69,532	51,478
Depreciation and amortization	(7,632)	(5,075)	(20,252)	(13,678)
Stock-based compensation expense	(3,507)	(3,126)	(10,853)	(10,219)

Total operating income	$12,079	$10,138	$38,427	$27,581

The following tables set forth net revenue and long-lived assets by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenue:
United States	$107,390	$90,452	$307,883	$245,310
International	315	321	1,020	978

Total net revenue	$107,705	$90,773	$308,903	$246,288

	March 31,	June 30,
	2011	2010
Long-lived assets:
United States	$8,965	$5,193
International	230	226

Total long-lived assets	$9,195	$5,419

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
     We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or inquiry, or in the form of a click. These leads or clicks can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads or clicks as defined by our agreements with them. Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or our ability to generate an acceptable margin on our media costs, that provides a sound financial outcome for us. Our general process is:
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

     Our Direct Marketing Services, or DMS, business accounted for 99.7% of our net revenue in both the three and nine months ended March 31, 2011, and 99.7% and 99.4% of our net revenue in the three and nine months ended March 31, 2010, respectively. Our DMS business derives net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, from fees for display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.
     Our two largest client verticals are financial services and education. Our financial services client vertical represented 45% and 46% of net revenue in the three and nine months ended March 31, 2011, respectively, and 46% and 43% of net revenue in the three and nine months ended March 31, 2010, respectively. Our education client vertical represented 45% and 43% of net revenue in the three and nine months ended March 31, 2011, respectively, and 42% and 47% of net revenue in the three and nine months ended March 31, 2010, respectively. Other DMS client verticals, consisting primarily of home services, business-to-business, or B2B, and medical, represented 10% and 11% of net revenue in the three and nine months ended March 31, 2011, respectively, and 12% and 9% of net revenue in the three and nine months ended March 31, 2010, respectively.
     In addition, we derived 0.3% of our net revenue in both the three and nine months ended March 31, 2011, and 0.3% and 0.6% of our net revenue in the three and nine months ended March 31, 2010, respectively, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services, or DSS, business.
     We generated substantially all of our revenue from sales to clients in the United States.
     One of our largest clients retained an advertising agency and reduced its purchases of leads from us beginning November 2009. This client accounted for 10% of our net revenue in the nine months ended March 31, 2010. In the three and nine months ended March 31, 2011 and three months ended March 31, 2010, this client comprised less than 10% of our net revenue.
Trends Affecting our Business
Client Verticals
     To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue in the near term will be generated from clients in our financial services and education client verticals. Marketing budgets for clients in our education client vertical are affected by a number of factors, including the availability of student financial aid, the regulation of for-profit educational institutions and economic conditions. In addition, the education and financial services industries are highly regulated and changes in regulations or government actions may affect our clients’ businesses and marketing practices.
Acquisitions
Acquisitions in Fiscal Year 2011
     In November 2010, we acquired 100% of the outstanding shares of Car Insurance.com, Inc., or CarInsurance.com, a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49.7 million in cash, for its capacity to generate online visitors in the financial services market. In July 2010, we acquired the website business Insurance.com from Insurance.com Group, Inc., an Ohio-based online insurance business, in exchange for $33.0 million in cash and the issuance of a $2.6 million non-interest-bearing, unsecured promissory note, for its capacity to generate online visitors in the financial services market. During the nine months ended March 31, 2011, in addition to the acquisitions of CarInsurance.com and Insurance.com, we acquired 12 other online publishing businesses.
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
     DSS. Our DSS business generated 0.3% of net revenue in both the three and nine months ended March 31, 2011, and 0.3% and 0.6% of net revenue in the three and nine months ended March 31, 2010, respectively. We expect DSS to continue to represent an immaterial portion of our business.
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
     Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. We believe that continued investment in technology is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in absolute dollars in the future.
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
Interest and Other Income (Expense), Net
     Interest and other income (expense), net, consists primarily of interest expense and interest income. Interest expense is related to our credit facility and promissory notes issued in connection with our acquisitions and includes imputed interest. The outstanding balance of our credit facility and acquisition-related promissory notes was $98.1 million and $14.8 million, respectively, as of March 31, 2011. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest received on our cash and cash equivalents, which may decrease depending on market interest rates and the amount of our invested cash and cash equivalents.
     Other income (expense), net, includes foreign currency exchange gains and losses and other non-operating items.
Income Tax Expense
     We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.
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
Recently Issued Accounting Standards
     See Note 2 to our condensed consolidated financial statements.
Results of Operations
     The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
				(in thousands)
Net revenue	$107,705	100.0%	$90,773	100.0%	$308,903	100.0%	$246,288	100.0%
Cost of revenue (1)	78,578	73.0	66,268	73.0	222,869	72.1	177,872	72.2

Gross profit	29,127	27.0	24,505	27.0	86,034	27.9	68,416	27.8
Operating expenses: (1)
Product development	6,836	6.3	5,325	5.9	18,320	6.0	14,534	5.9
Sales and marketing	4,687	4.4	4,575	5.0	14,097	4.6	12,190	5.0
General and administrative	5,525	5.1	4,467	4.9	15,190	4.9	14,111	5.7

Operating income	12,079	11.2	10,138	11.2	38,427	12.4	27,581	11.2

Interest income	25	0.0	16	0.0	139	0.0	33	0.0
Interest expense	(1,091)	(1.0)	(1,302)	(1.4)	(3,108)	(1.0)	(2,931)	(1.2)
Other income (expense), net	66	0.1	(64)	(0.1)	151	0.1	221	0.1

Income before income taxes	11,079	10.3	8,788	9.7	35,609	11.5	24,904	10.1
Provision for taxes	(4,740)	(4.4)	(3,538)	(3.9)	(14,841)	(4.8)	(10,731)	(4.3)

Net income	$6,339	5.9%	$5,250	5.8%	$20,768	6.7%	$14,173	5.8%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,138	1.1%	$653	0.7%	$3,411	1.1%	$2,143	0.9%
Product development	669	0.6	686	0.8	$2,084	0.7	1,570	0.6
Sales and marketing	918	0.9	1,163	1.3	$3,116	1.0	2,504	1.0
General and administrative	782	0.7	624	0.7	$2,242	0.7	4,002	1.6

Net Revenue

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2011	2010	2011	2010	%Change	% Change
		(in thousands)
Net revenue	$107,705	$90,773	$308,903	$246,288	19%	25%
Cost of revenue	78,578	66,268	222,869	177,872	19%	25%

Gross profit	$29,127	$24,505	$86,034	$68,416	19%	26%

     Net revenue increased $16.9 million, or 19%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The majority of this increase was attributable to an increase in revenue from our education client vertical, and to a somewhat lesser extent, our financial services client vertical. Education client vertical revenue increased $9.9 million, or 26%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, driven by higher prices, a shift in mix towards higher priced inquiries and an increase in inquiry volume. Financial services client vertical revenue increased $7.0 million, or 17%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, as increases in click and lead volumes were partially offset by lower prices. Our other client verticals’ revenue increased slightly by $0.1 million, or 1%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.
     Net revenue increased $62.6 million, or 25%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010. The majority of this increase was attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our education client vertical and other client verticals. Financial services client vertical revenue increased $37.4 million, or 36%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, as increases in click and lead volume were partially offset by lower prices. Education client vertical revenue increased $18.8 million, or 16%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, driven by higher prices, a shift in mix towards higher priced inquiries and an increase in inquiry volume. Our other client verticals’ revenue increased $6.5 million, or 25%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010. The increase in our other client vertical was primarily affected by growth in our B2B client vertical resulting from our acquisition of the website business of Internet.com in November 2009.
Cost of Revenue
     Cost of revenue increased $12.3 million, or 19%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, driven by an increase in media costs of $6.9 million due to higher lead and click volumes, increased personnel costs of $2.1 million and increased amortization of acquisition-related intangible assets of $2.0 million resulting from acquisitions during the past twelve months. The increase in personnel costs was attributable to a 19% increase in average headcount, primarily resulting from the expansion of our business and the acquisition of CarInsurance.com. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, remained flat at 27% in both the three months ended March 31, 2011 and March 31, 2010, as higher margins from publisher arrangements were offset by the above-mentioned increase in headcount and related personnel costs, as well as higher amortization expense.
     Cost of revenue increased $45.0 million, or 25%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, driven by an increase in media costs of $24.4 million due to higher lead and click volumes, increased personnel costs of $10.8 million and increased amortization of acquisition-related intangible assets of $5.5 million resulting from acquisitions during the past twelve months. The increase in personnel costs was attributable to a 45% increase in average headcount, primarily resulting from the expansion of our business and the acquisition of the website business of Internet.com in November 2009, as well as increased performance bonus expense due to an increase in the number of individuals eligible for such bonus. Gross margin remained flat at 28% in both the nine months ended March 31, 2011 and March 31, 2010, as higher margins from publisher arrangements and a higher mix of traffic from owned and operated targeted media were offset by the above-mentioned increase in headcount and related personnel costs, as well as higher amortization expense.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2011	2010	2011	2010	% Change	% Change
		(in thousands)
Product development	$6,836	$5,325	$18,320	$14,534	28%	26%
Sales and marketing	4,687	4,575	14,097	12,190	2%	16%
General and administrative	5,525	4,467	15,190	14,111	24%	8%

Operating expenses	$17,048	$14,367	$47,607	$40,835	19%	17%

Product Development Expenses
     Product development expenses increased $1.5 million, or 28%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due to increased compensation expense of $1.3 million affected by a 28% increase in average headcount from additional hiring in connection with development projects and recent acquisitions.
     Product development expenses increased $3.8 million, or 26%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, due to increased personnel costs. The increase in personnel costs was due to increased compensation expense of $2.8 million, increased stock-based compensation expense of $0.5 million and various smaller increases in product development expenses. The increase in compensation expense and stock-based compensation expense was due to a 28% increase in average headcount from additional hiring in connection with development projects and recent acquisitions.
Sales and Marketing Expenses
     Sales and marketing expenses remained relatively unchanged for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, as increased compensation expense of $0.3 million due to a 5% increase in average headcount was offset by a decrease in stock-based compensation expense of $0.2 million.
     Sales and marketing expenses increased $1.9 million, or 16%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, due to increased personnel costs. The increase in personnel costs was due to increased compensation expense of $1.1 million and increased stock-based compensation expense of $0.6 million. The increase in compensation expense was due to a 4% increase in average headcount and increased performance bonus expenses associated with the achievement of specified financial metrics for the nine months ended March 31, 2011.
General and Administrative Expenses
     General and administrative expenses increased $1.1 million, or 24%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due to increased personnel costs of $0.6 million, state franchise tax charges of $0.2 million and increased professional service fees of $0.2 million. The increase in personnel costs was driven by increased compensation expense of $0.4 million and increased stock-based compensation expense of $0.2 million. The increase in compensation expense was primarily due to higher salaries and performance bonus expenses associated with the achievement of specified financial metrics for the three months ended March 31, 2011. Professional service fees increased due to our continued investment in corporate infrastructure and related expenses associated with being a public company, including increased compliance costs.
     General and administrative expenses increased $1.1 million, or 8%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, as increased professional service fees of $0.5 million, higher insurance premiums of $0.3 million, state franchise tax charges of $0.2 million and various smaller increases in general and administrative expenses were partially offset by decreased personnel costs of $0.3 million. Professional service fees and insurance premiums increased due to our continued investment in corporate infrastructure and related expenses associated with being a public company, including increased compliance costs. The decrease in personnel costs was driven by a decline in stock-based compensation expense of $1.8 million primarily due to the grant of fully-vested options to certain members of the board of directors in the nine months ended March 31, 2010. The decrease in stock-based compensation expense was partially offset by increased compensation expense of $1.5 million primarily due to higher salaries and performance bonus expenses associated with the achievement of specified financial metrics for the nine months ended March 31, 2011.

Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2011	2010	2011	2010	% Change	% Change
		(in thousands)
Interest income	$25	$16	$139	$33	56%	321%
Interest expense	(1,091)	(1,302)	(3,108)	(2,931)	(16%)	6%
Other income (expense), net	66	(64)	151	221	(203%)	(32%)

Interest and other income (expense), net	$(1,000)	$(1,350)	$(2,818)	$(2,677)	(26%)	5%

     Interest and other income (expense), net decreased $0.4 million, or 26%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due to a decline in interest expense of $0.2 million and an increase in other income (expense), net of $0.1 million. The decline in interest expense was attributable to lower balances of promissory notes outstanding. The increase in other income (expense), net was primarily due to foreign exchange gains in the three months ended March 31, 2011.
     Interest and other income (expense), net decreased slightly by $0.1 million, or 5%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, as an increase in interest expense of $0.2 million was partially offset by a slight increase in interest income of $0.1 million. The increase in interest expense was attributable to the draw down on our credit facility.
Provision for Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
		(in thousands)
Provision for taxes	$4,740	$3,538	$14,841	$10,731
Effective tax rate	42.8%	40.3%	41.7%	43.1%
     The increase in our effective tax rate for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was primarily driven by the release of tax-related reserves and the impact of an amended federal filing in the three months ended March 31, 2010.
     The decrease in our effective tax rate for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, was primarily driven by the retroactive reinstatement of research and development tax credits and higher tax benefits from stock option exercises. The research and development credits were retroactively extended under the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 beginning January 1, 2010 through December 31, 2012. See Note 2 to the condensed consolidated financial statements for more information.
Liquidity and Capital Resources
     Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities.
     Our principal sources of liquidity as of March 31, 2011, consisted of cash and cash equivalents of $124.7 million, short-term marketable securities of $25.4 million and our credit facility, which had $123.4 million available for borrowing. We believe that our existing cash, cash equivalents, short-term marketable securities, available borrowings under the credit facility and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Nine Months Ended
	March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities	$58,577	$29,963
Cash flows from investing activities	(122,914)	(56,000)
Cash flows from financing activities	33,268	176,173
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
     Net cash provided by operating activities in the nine months ended March 31, 2011 was due to net income of $20.8 million, non-cash depreciation, amortization and stock-based compensation expense of $31.1 million, a net increase in accounts payable and accrued liabilities of $10.0 million and a decrease in prepaid expenses and other assets of $2.0 million, partially offset by excess tax benefits from stock-based compensation of $6.7 million. The net increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of revenue associated with increased revenue. The decrease in prepaid expenses and other assets is primarily due to timing of payments.
     Net cash provided by operating activities in the nine months ended March 31, 2010, was the result of net income of $14.2 million, non-cash depreciation, amortization and stock-based compensation expense of $23.9 million and an increase in accounts payable and accrued liabilities of $10.0 million, partially offset by an increase in accounts receivable of $11.3 million, an increase in prepaid expenses and other assets of $5.4 million and excess tax benefits from stock-based compensation of $1.8 million. The increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of revenue associated with increased revenue. The increase in accounts receivable is attributable to increased revenue, as well as timing of receipts. The increase in prepaid expenses and other assets is primarily due to timing of payments.
Net Cash Used in Investing Activities
     Our investing activities include acquisitions of media websites and businesses; capital expenditures and capitalized internal development costs.
     Cash used in investing activities in the nine months ended March 31, 2011 was primarily due to our acquisition of CarInsurance.com for an initial cash payment of $49.7 million and Insurance.com for an initial cash payment of $33.0 million. Cash used in investing activities in the nine months ended March 31, 2011 was also impacted by purchases of the operations of 12 other online publishing businesses for an aggregate of $9.1 million in cash payments, which included $4.5 million of contingent consideration related to a prior period acquisition, as well as net investments in marketable securities of $25.4 million. Capital expenditures and internal software development costs totaled $5.8 million in the nine months ended March 31, 2011.
     Cash used in investing activities in the nine months ended March 31, 2010 was primarily due to our acquisition of Internet.com for an initial cash payment of $15.9 million and Insure.com for an initial cash payment of $15.0 million. Cash used in investing activities in the nine months ended March 31, 2010 was also impacted by purchases of the operations of 23 other online publishing businesses for an aggregate of $20.6 million in cash payments, which included $4.5 million of contingent consideration related to a prior period acquisition. Capital expenditures and internal software development costs totaled $3.2 million in the nine months ended March 31, 2010.
Net Cash Provided by Financing Activities
     Cash provided by financing activities in the nine months ended March 31, 2011 was primarily due to net proceeds from the draw-down of our revolving credit line of $24.4 million, proceeds from the exercise of stock options of $12.6 million and excess tax benefits from stock-based compensation of $6.7 million, partially offset by $10.4 million in principal payments on acquisition-related notes payable and our term loan.

     Cash provided by financing activities in the nine months ended March 31, 2010 was primarily due to proceeds from our IPO, net of issuance costs, of $138.1 million, the draw-down of our revolving credit line of $43.3 million, excess tax benefits from stock-based compensation of $1.8 million and proceeds from the exercise of stock options of $1.6 million, partially offset by $8.6 million in principal payments on acquisition-related notes payable and our term loan, as well as repurchases of our common stock.
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
Credit Facility
     In January 2010, we replaced our existing credit facility with a credit facility totaling $175.0 million. The new facility consisted of a $35.0 million four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140.0 million four-year revolving credit line with an option to increase the revolving credit line by $50.0 million. We exercised this option in February 2011, thereby increasing the total capacity of the credit facility to $225.0 million. Borrowings under the credit facility are collateralized by our assets and interest is payable quarterly at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net and acquisition costs for business combinations. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts our ability to raise additional debt financing and pay dividends. In addition, we are required to maintain financial ratios computed as follows:
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
     Under the terms of the credit facility we must maintain a minimum quick ratio of 1.15:1.00, a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.50:1.00, and the terms also require us to comply with other non-financial covenants. We were in compliance with the covenants as of March 31, 2011 and June 30, 2010.
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
Interest Rate Risk
     We invest our cash equivalents and short-term investments primarily in money market funds, US government securities and short-term deposits with original maturities of less than three months. Unrestricted cash, cash equivalents and short-term investments are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical decline of 1% in the interest rate on our investments would not have a material effect on our consolidated financial condition or results of operations.
     As of March 31, 2011, our credit facility had a borrowing capacity of $225.0 million. Interest on borrowings under the credit facility is payable quarterly at specified margins above either LIBOR or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of March 31, 2011, we had $98.1 million outstanding under our credit facility. A hypothetical increase of 1% in the LIBOR or Prime Rate-based interest rate on our credit facility would result in an increase in our interest expense of $1.0 million per year, assuming constant borrowing levels.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 8, 2010, a patent infringement lawsuit was filed against us by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that we have infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. On September 24, 2010, LendingTree filed a first amended complaint adding an additional defendant. If an injunction is granted, it could force us to stop or alter certain of our business activities, such as our lead generation in certain of our client verticals. While we intend to vigorously defend our position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.
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
     We depend in significant part on various Internet search companies, such as Google, Microsoft and Yahoo!, and other search websites to direct a significant number of visitors to our websites to provide our online marketing services to our clients. Search websites typically provide two types of search results, algorithmic and paid listings. Algorithmic, or organic, listings are determined and displayed solely by a set of formulas designed by search companies. Paid listings can be purchased and then are displayed if particular words are included in a user’s Internet search. Placement in paid listings is generally not determined solely on the bid price, but also takes into account the search engines’ assessment of the quality of the website featured in the paid listing and other factors. We rely on both algorithmic and paid search results, as well as advertising on other websites, to direct a substantial share of the visitors to our websites.
     Our ability to maintain the number of visitors to our websites from search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. Changes to search engine user interfaces, such as Google Instant, may also adversely impact the number of users we attract to our websites. Throughout the years we have experienced fluctuations in the search result rankings for a number of our websites. Some of our sites and paid listing campaigns have been negatively impacted by Google algorithmic changes. We may make decisions that are suboptimal regarding the purchase of paid listings or our proprietary bid management technologies may contain defects or otherwise fail to achieve their intended results, either of which could also reduce the number of visitors to our websites or cause us to incur additional costs. We may also make decisions that are suboptimal regarding the placement of advertisements on other websites and pricing, which could increase our costs to attract such visitors or cause us to incur unnecessary costs. Our approaches may be deemed similar to those of our competitors and others in our industry that Internet search websites may consider to be unsuitable or unattractive. Internet search websites could deem our content to be unsuitable or below standards or less attractive or worthy than those of other or competing websites. In either such case, our websites may receive less favorable placement in algorithmic or paid listings, or both. A reduction in the number of visitors to our websites could negatively affect our ability to earn revenue. If visits to our websites decrease, we may need to resort to more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability.
A substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects would be adversely impacted.
     A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 21% of our net revenue for the nine months ended March 31, 2011 and for 23% of our net revenue in the fiscal year ended June 30, 2010. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Our clients may reduce their level of business with us, leading to lower revenue. In addition, reductions in business by one or more significant clients of our programs may lead to price reductions to our other clients for those products whose prices are determined in whole or in part by client bidding or competition, resulting in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.
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
     To date, we have generated a majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in the near term will be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals may negatively impact our clients’ businesses, marketing practices and budgets and, therefore, adversely affect our financial results.
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
     While we anticipate that our existing cash and cash equivalents, together with availability under our existing credit facility and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. In addition, pursuant to the terms of our credit facility, we are required to use a portion of the net proceeds of certain equity financings to repay the outstanding balance of our term loan. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.
We have incurred a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.
     As of March 31, 2011, we had an outstanding term loan with a principal balance of $31.5 million and a revolving credit line pursuant to which we can borrow up to an additional $190.0 million. As of March 31, 2011, we had drawn $66.6 million from our revolving credit line. As of such date, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $14.8 million. As a result of our debt:
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
The severe economic downturn in the United States still poses additional risks to our business, financial condition and results of operations.
     The United States has experienced a severe economic downturn. The credit crisis, deterioration of global economies, potential insolvency of one or more countries globally, high unemployment and reduced equity valuations all create risks that could harm our business. If macroeconomic conditions were to worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically. Clients in particular client verticals such as financial services, particularly mortgage, credit cards and deposits, small- and medium-sized business customers and home services are facing very difficult conditions and their marketing spend has been negatively affected. These conditions could also damage our business opportunities in existing markets, and reduce our revenue and profitability. While the effect of these and related conditions poses widespread risk across our business, we believe that it may particularly affect our efforts in the mortgage, credit cards and deposits, small- and medium-sized business and home services client verticals, due to reduced availability of credit for households and business and reduced household disposable income. Economic conditions may not improve or may worsen.

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
     Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) demonstrate seasonal weakness. In our second fiscal quarters, there is lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients request fewer leads due to holiday staffing. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. To the extent our rate of growth slows, we expect that the seasonality in our business may become more apparent and may in the future cause our operating results to fluctuate to a greater extent.

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
     Competition for web traffic among websites and search engines, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, MSN, and AOL, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. These companies may also develop more vertically targeted products that match consumers with products and services, such as Google’s mortgage rate and credit card comparison products, and thus compete with us more directly. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ on- and offline offerings could affect both volume and price, and thus revenue. If we fail to deliver results that are superior to those that other online marketing service providers achieve, we could lose clients and our revenue may decline.
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
     In addition, the Department has proposed regulations that would also restrict Title IV funding for programs not meeting prescribed income-to-debt ratios (i.e., programs not leading to “gainful employment” as defined under the proposed regulation). The Department is expected to issue final regulations on gainful employment in 2011 and those regulations would take effect on July 1, 2012. These provisions, if adopted and as enforced, could negatively affect our business with education clients. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.
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
     As of March 31, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:
•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
Future sales of shares by existing stockholders could cause our stock price to decline.
     If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline significantly. We had 46,908,351 shares of common stock outstanding as of March 31, 2011. In addition, (i) the 10,458,564 shares subject to outstanding stock options and restricted stock units under our equity incentive plans as of March 31, 2011 and (ii) the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.
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

QUINSTREET, INC.
/s/ Kenneth Hahn
Kenneth Hahn
Chief Financial Officer (Principal Financial Officer and duly authorized signatory) Date: May 6, 2011

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