Form 10-K
period 2011-06-30
QUINSTREET, INC
filed 2011-08-30
CIK 1117297

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
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
(650) 587-7700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the NASDAQ Global Select Market on such date, was $404,319,901. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 25, 2011: 47,558,647

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2011 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, such as but not limited to:

•	our immature industry and relatively new business model;

•	our dependence on Internet search companies to attract Internet visitors;

•	our dependence on a small number of large clients and our dependence on a small number of client verticals for a majority of our revenue;

•	changes in regulatory and legislative environment affecting our business or our clients’ businesses;

•	our ability to successfully manage any recent or future acquisitions;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to enhance and maintain our client and vendor relationships;

•	our ability to manage our growth effectively;

•	our ability to accurately forecast our operating results and appropriately plan our expenses;

•	our ability to develop new services and enhancements and features to meet new demands from our clients;

•	our ability to raise additional capital in the future, if needed;

•	general economic conditions in our domestic and potential future international markets;

•	our ability to compete in our industry; and

•	our ability to protect our intellectual property rights.

Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements and we qualify all of our forward-looking statements by these cautionary statements.

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

We generate revenue by delivering measurable online marketing results to our clients. These results are typically in the form of qualified leads or clicks, the outcomes of customer prospects submitting requests for information on, or to be contacted regarding, client products, or their clicking on or through to specific client offers. These qualified leads or clicks are generated from our marketing activities on our websites or via third-party publishers with whom we have relationships. Clients primarily pay us for leads that they can convert into customers, typically in a call center or through other offline customer acquisition processes, or for clicks from our websites that they can convert into applications or customers on their websites. We are predominantly paid on a negotiated or market-driven “per lead” or “per click” basis. Media costs to generate qualified leads or clicks are borne by us as a cost of providing our services.

Founded in 1999, we have been a pioneer in the development and application of measurable marketing on the Internet. Clients pay us for the actual opt-in actions by prospects or customers that result from our marketing activities on their behalf, versus traditional impression-based advertising and marketing models in which an advertiser pays for more general exposure to an advertisement. We have been particularly focused on developing and delivering measurable marketing results in the search engine “ecosystem”, the entry point of the Internet for most of the visitors we convert into qualified leads or clicks for our clients. We own or partner with vertical content websites that attract Internet visitors from organic search engine rankings due to the quality and relevancy of their content to search engine users. We also acquire targeted visitors for our websites through the purchase of pay-per-click, or PPC advertisements on search engines. We complement search engine companies by building websites with content and offerings that are relevant and responsive to their searchers, and by increasing the value of the PPC search advertising they sell by matching visitors with offerings and converting them into customer prospects for our clients.

Market Opportunity

Our clients are shifting more of their marketing budgets from traditional media channels such as direct mail, television, radio, and newspapers to the Internet because of increasing usage of the Internet by their potential customers. We believe that direct marketing is the most applicable and relevant marketing segment to us because it is targeted and measurable. According to the December 2010 research report, “Understanding The Changing Needs Of The US Online Consumer, 2010” by Forrester Research, Americans spend 36% of their time with media on the Internet, but online direct marketing is forecasted to represent only 19% of the $163 billion in total annual U.S. direct marketing spending in 2011, as reported by the Direct Marketing Association. The Internet is an effective direct marketing medium due to its targeting and measurability characteristics. If direct marketing budgets shift to the Internet in proportion to Americans’ share of time spent with media on the Internet — from 19% to 36% of the $163 billion in total spending — that could represent an increased market opportunity of $28 billion. In addition, as traditional media categories such as television and radio shift from analog to digital formats, they can become channels for the targeted and measurable marketing techniques and capabilities we have developed for the Internet, thus expanding our addressable market opportunity. Further future market potential will also come from international markets.

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

Media cost, or the cost to attract targeted Internet visitors, is the largest cost input to producing the measurable marketing results we deliver to clients. Balancing our clients’ cost and conversion objectives, or the rate at which the leads or clicks that we deliver to them convert into customers, with our media costs and yield objectives, represents the primary challenge in our business model. We have been able to effectively balance these competing demands by focusing on our media sources and capabilities, conversion optimization, and our mix of offerings and client coverage. We also seek to mitigate media cost risk by working with third-party website publishers predominantly on a revenue-share basis; media purchased on a non-revenue-share basis has represented a minority of our media costs and of the Internet visitors we convert into qualified leads or clicks for clients.

Media and Internet visitor mix

We are a client-driven organization. We seek to be one of the largest providers of measurable marketing results on the Internet in the client industry verticals we serve by meeting the needs of clients for results, reliability and volume. Meeting those client needs requires that we maintain a diversified and flexible mix of Internet visitor sources due to the dynamic nature of online media. Our media mix changes with changes in Internet visitor usage patterns. We adapt to those changes on an ongoing basis, and also proactively adjust our mix of vertical media sources to respond to client or vertical-specific circumstances and to achieve our financial objectives. Our financial objectives are to achieve consistent, sustainable financial performance, but can differ by client or industry vertical, depending on factors such as our need to invest in the development of media sources, marketing programs, or client relationships. Generally, our Internet visitor sources include:

•	websites owned and operated by us, with content and offerings that are relevant to our clients’ target customers;

•	visitors acquired from PPC advertisements purchased on major search engines and sent to our websites;

•	revenue sharing agreements with third-party publishers with whom we have a relationship and whose content is relevant to our clients’ target customers;

•	email lists owned by third parties and warranted to us by their owners to comply with the CAN-SPAM Act;

•	email lists owned by us, and generated on an opt-in basis from Internet visitors to our websites; and

•	display ads run through online advertising networks or directly with major websites or portals.

Conversion optimization

Once we acquire targeted Internet visitors from any of our numerous online media sources, we seek to convert that media into qualified leads or clicks at a rate that balances client results with our media costs or yield objectives. We start by defining the segments and interests of Internet visitors in our client verticals, and by providing them with the information and product offerings on our websites and in our marketing programs that best meet their needs. Achieving acceptable client results and media yield then requires ongoing testing, measuring, analysis, feedback, and adaptation of the key components of our Internet marketing programs. These components include the marketing or advertising messaging, content mix, visitor navigation path, mix and coverage of client offerings presented, and point-of-sale conversion messaging — the content that is presented to an Internet visitor immediately prior to converting that individual into a lead or click for our clients. This data complexity is managed by us with technology, data reporting, marketing processes, and personnel. We believe that our scale and more than ten-year track record give us an advantage, as managing this complexity often implies a steep experience-based learning curve.

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

Measurable marketing experience and expertise

We have substantial experience at designing and deploying marketing programs that allow Internet visitors to find the information or product offerings they seek, and that can deliver economically attractive, measurable results to our clients, cost-effectively for us. Such results require frequent testing and balancing of numerous variables, including Internet visitor sources, mix of content and of client and product offerings, visitor navigation paths, prospect qualification, and advertising creative design, among others. The complexity of executing these marketing campaigns is challenging. Due to our scale and more than ten-year track record, we have successfully executed thousands of Internet marketing programs, and we have gained significant experience managing and optimizing this complexity to meet our clients’ volume, quality and cost objectives.

Targeted media

Targeted media attracts Internet visitors who are relatively narrowly focused demographically or in their interests. Targeted media can deliver better measurable marketing results for our clients, at lower media costs for us, due to higher rates of conversion of Internet visitors into leads or clicks for targeted offerings and, often, due to less competition from display advertisers. We have significant experience at creating, identifying, monetizing, and managing targeted media on the Internet. Many of the targeted media sources for our marketing programs are proprietary or more defensible because of our direct ownership of websites in our client verticals, our acquisition of targeted Internet visitors directly from search engines to our websites, and our exclusive or long-term relationships with media properties or sources owned by others. Examples of websites that we own and operate include WorldWideLearn.com, ArmyStudyGuide.com and Schools.com in our education client vertical; CardRatings.com, MoneyRates.com, CarInsurance.com, Insurance.com and Insure.com in our financial services client vertical; AllAboutLawns.com and OldHouseWeb.com in our home services client vertical; Internet.com in our business-to-business client vertical; and ElderCarelink.com in our healthcare client vertical.

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

Acquisition strategy and success

We have successfully acquired vertical online marketing and media companies, including vertical website businesses, marketing services companies, and technologies. We believe we can integrate and generate value from acquisitions due to our scale, breadth of capabilities, and common technology platform.

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

Our Culture

Our values are the foundation of our successful business culture. They represent the standards we strive to achieve and the organization we continuously seek to become. These have been our guiding principles since our founding in 1999. Our values are:

1. Performance.  We lead and take ownership of results and growth. We know that results drive our success. We are bold in their pursuit. We take responsibility and a “whatever it takes” approach to getting things done, and done right. We seek input to make the best decisions possible, but we also act decisively. We ask for help rather than missing commitments or making excuses. We are committed to our personal and professional development and to that of our colleagues. Our growth grows the Company.

2. Open Communications.  We respect our colleagues and deal with one another openly, honestly and non-hierarchically in an atmosphere of mutual trust and in pursuit of common stretch goals. We assume noble intentions. We have an obligation to dissent and may problem-solve with anyone, anywhere in the organization at any time in the pursuit of the best solutions. We are mindful of roles and of the need to keep each other informed to avoid discourtesy, chaos and unintended consequences. We avoid surprises. But, ideas and performance rule, not rank and reporting lines. We support decisions once made, and move forward.

3. High Standards.  We hold each other and ourselves to the highest standards of performance, professionalism and personal behavior. We act with the highest of ethical standards. We deliver a strong full-time commitment to our work. We are as flexible as possible in work timing and place to maximize retention of the best people. We tolerate and forgive mistakes, and view them as opportunities to learn and grow. We do not tolerate patterns of bad behavior or poor performance.

4. Customer Empathy.  We strive every day to better understand and anticipate the needs of all of our customers, including clients, visitors, publishers, and other business partners. We leverage these insights into better results, higher customer satisfaction and competitive advantage.

5. Prioritization.  We work on what is most important to achieving Company objectives next. If not clear, we discuss and evaluate competing demands. We are decisive about what we will not do. We stop working on things that no longer adequately advance the business.

6. Urgency.  We worry constantly about making enough progress, fast enough, and that the systems, products and programs that we touch are working correctly so that we do not lose time. We know our goals and measure our progress toward them daily.

7. Progress.  We are pioneers. We generate hypotheses and make decisions based on facts and analysis, as well as intuition. We know that there will be failures in the pursuit of rapid progress. We learn from failures on short cycle times and iterate our way to success.

8. Agility.  We prize creativity and flexibility. We innovate constantly. We embrace new ideas and approaches as opportunities to improve our performance or work environment. We adapt often and quickly to changing client, market and competitive dynamics. We resist pride of authorship; it limits progress. We actively benchmark and work to understand and employ internal and external best practices and successes.

9. Recognition.  We are a meritocracy. Advancement and recognition are earned through contribution and performance, including helping others to achieve and nurturing the best Company culture. We celebrate each other’s victories and efforts. We abhor office politics and never take an action just to advance self-interest or self-promotion.

10. Fun.  We believe that work, done well, can and should be fun. We strive to create an upbeat, supportive environment and try not to take ourselves too seriously. We do not have time for negativism, pessimism or nay saying.

Clients

In fiscal years 2011, 2010 and 2009, our top 20 clients accounted for 62%, 65% and 68% of net revenue, respectively. One of our largest current clients, DeVry Inc., accounted for 19% of net revenue in fiscal year 2009. In fiscal years 2011 and 2010, no client comprised more than 10% of annual net revenue. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

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

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and the matching of Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2011, 2010 and 2009, we spent $24.2 million, $19.7 million and $14.9 million, respectively, on product development.

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

Our Competitors

Our primary competition falls into two categories: advertising and direct marketing services agencies, and online marketing and media companies. We compete for business on the basis of a number of factors including return on marketing expenditures, price, access to targeted media, ability to deliver large volumes or precise types of customer prospects, and reliability.

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

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one vertical. Examples include BankRate in the financial services client vertical and Halyard Education Partners in the education client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo!, MSN, and AOL.

Government Regulation

Advertising and promotional information presented to visitors on our websites and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by telephone, the mail or by email, or over the internet, including the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and its accompanying regulations and guidelines. In addition, some of our clients operate in regulated industries, particularly in our financial services, education and medical verticals. In our education client vertical, our clients are subject to the U.S. Higher Education Act, which, among other things, prohibits incentive compensation in recruiting students. The Department of Education issued final regulations on incentive compensation and other matters which become effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The regulations state that payment for contact information or consumer “clicks” do not constitute incentive compensation for purposes of the Higher Education Act provided that there is no commission, bonus or other incentive payment based directly or indirectly upon success in securing enrollments. Notwithstanding the foregoing, these regulations could impact how we are paid for leads by clients in our education client vertical and could also impact our education clients and their marketing practices. In addition, the same regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with the institutions to provide marketing services. As a result, our clients have demanded and we have agreed to be subject to increased limitations of liability in our contracts as well as indemnification for actions by our third-party publishers. Other regulations, such as the regulations on “gainful employment” that become effective on July 1, 2012 will restrict Federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied, could limit our clients’ businesses and, therefore, ours. In our financial services vertical, the U.S. Real Estate Settlement Procedures Act, or RESPA, regulates the payments that may be made to mortgage brokers. While we do not engage in the activities of a traditional mortgage broker, we are licensed as a mortgage broker in 24 states for our online marketing activities. Our insurance business is also highly regulated and we are a licensed insurance agent in all fifty states. In our medical client vertical, our medical device and supplies clients are subject to state and federal anti-kickback statutes that prohibit payment for referrals. While we believe our matching of prospective customers with our clients and the manner in which we are paid for these activities complies with these and other applicable regulations, these rules and regulations in many cases were not developed with online marketing in mind and their applicability is not always clear. The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us and result in adverse publicity.

Employees

As of June 30, 2011, we had 675 employees, which consisted of 207 employees in product development and engineering, 64 in sales and marketing, 57 in general and administration and 347 in operations. None of our employees is represented by a labor union.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available free of charge on our website via the investor relations page on www.quinstreet.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also webcast our earnings calls and certain events we host with members of the investment community on our investor relations page. The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file and any reference to this website is intended to be inactive textual references only.

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

Executive Officers of the Registrant

The name of and certain information regarding each of our current executive officers as of June 30, 2011 are set forth below.

Name	Age	Position

Douglas Valenti	51	Chief Executive Officer and Chairman
Bronwyn Syiek	47	President and Chief Operating Officer
Kenneth Hahn	44	Chief Financial Officer
Tom Cheli	40	Executive Vice President
Scott Mackley	38	Executive Vice President
Nina Bhanap	38	Chief Technology Officer
Daniel Caul	45	General Counsel
Timothy Stevens	44	Senior Vice President

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

Bronwyn Syiek has served as our President and Chief Operating Officer since February 2007 and member of our board of directors since January 2011, as our Chief Operating Officer from April 2004 to February 2007, as Senior Vice President from September 2000 to April 2004, as Vice President from her start date in March 2000 to September 2000 and as a consultant to us from July 1999 to March 2000. Prior to joining us, Ms. Syiek served as Director of Business Development and member of the Executive Committee at De La Rue Plc, a banknote printing and security product company, for three years. She previously served as a strategy consultant and engagement manager at McKinsey & Company for four years and held various investment management and banking positions with Lloyds Bank and Charterhouse Bank. She holds an M.A. in Natural Sciences from Cambridge University in the United Kingdom.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth in recent periods, we may not be able to sustain current revenue levels or growth rates. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

•	maintain and expand client relationships;

•	sustain and increase the number of visitors to our websites;

•	sustain and grow relationships with third-party website publishers and other sources of web visitors;

•	manage our expanding operations and implement and improve our operational, financial and management controls;

•	overcome challenges presented by adverse global economic conditions as they impact spending in our client verticals;

•	raise capital at attractive costs, or at all;

•	acquire and integrate websites and other businesses;

•	successfully expand our footprint in our existing client verticals and enter new client verticals;

•	respond effectively to competition and potential negative effects of competition on profit margins;

•	attract and retain qualified management, employees and independent service providers;

•	successfully introduce new processes and technologies and upgrade our existing technologies and services;

•	protect our proprietary technology and intellectual property rights; and

•	respond to government regulations relating to the Internet, marketing in our client verticals, personal data protection, email, software technologies and other aspects of our business.

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

Our ability to maintain the number of visitors to our websites from search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. We have experienced fluctuations in the search result rankings for a number of our websites. Some of our sites and paid listing campaigns have been negatively impacted by Google algorithmic changes. In addition, our business model may be deemed similar to those of our competitors and others in our industry that Internet search websites may consider to be unsuitable or unattractive. Internet search websites could deem our content to be unsuitable or below standards or less attractive or worthy than those of other or competing websites. In either such case, our websites may receive less favorable placement in algorithmic or paid listings, or both.

In addition, we may make decisions that are suboptimal regarding the purchase of paid listings or our proprietary bid management technologies may contain defects or otherwise fail to achieve their intended results, either of which could also reduce the number of visitors to our websites or cause us to incur additional costs. We may also make decisions that are suboptimal regarding the placement of advertisements on other websites and pricing, which could increase our costs to attract such visitors or cause us to incur unnecessary costs. A reduction in the number of visitors to our websites could negatively affect our ability to earn revenue. If visits to our websites decrease, we may need to resort to more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability.

A substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects would be adversely impacted.

A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 20% of our net revenue for the fiscal year ended June 30, 2011. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Our clients may reduce their level of business with us, leading to lower revenue. In addition, reductions in business by one or more significant clients of our programs may lead to price reductions to our other clients for those products whose prices are determined in whole or in part by client bidding or competition, resulting in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.

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

The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The Department of Education issued final regulations on incentive compensation and other matters which became effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The elimination of the safe harbors could create uncertainty for us and our education clients and impact the way in which we are paid by our clients and, accordingly, could reduce the amount of revenue we generate from the education client vertical.

In addition, the same regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with the institutions to provide marketing services. As a result, our clients have demanded and we have agreed to be subject to increased limitations of liability in our contracts as well as indemnification for actions by our third-party publishers. We could be subject to costly litigation and damage to our reputation, if we are unsuccessful in defending ourselves, damages for our violation of any applicable regulation and the unauthorized or unlawful acts of third-party website publishers.

Other existing and proposed regulations could negatively impact our for-profit education clients. For example, the regulations on “gainful employment” that would restrict or eliminate federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied could result in the elimination or reduction in some of our clients’ programs. Over the past year, enrollments have dropped significantly at some of our clients, caused in part by changes being made in anticipation of the implementation of this regulation. In addition, some of our large for-profit education clients have indicated that in coming years they may violate the “90/10 rule,” whereby for-profit institutions must receive at least 10 percent of their revenue from sources other than federal student financial aid. If a for-profit institution fails to comply with the rule for two consecutive fiscal years, it may lose its eligibility to receive student-aid funds for at least two years. These and other regulations or a failure of our clients to comply with such regulations, could adversely affect our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.

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

To date, we have generated a majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in the near term will continue to be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals may negatively impact our clients’ businesses, marketing practices and budgets and, therefore, adversely affect our financial results.

Our operating results have fluctuated in the past and may do so in the future, which makes our results of operations difficult to predict and could cause our operating results to fall short of analysts’ and investors’ expectations.

While we have experienced revenue growth, our prior quarterly and annual operating results have fluctuated due to changes in our business, our industry and the general economic climate. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

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

Our future growth depends on part on our ability to identify and complete acquisitions. Any acquisitions that we pursue or complete will involve a number of risks. If we are unable to address and resolve these risks successfully, such acquisition activity could harm our business, results of operations and financial condition.

Our growth over the past several years is in significant part due to the large number of acquisitions we have completed of third-party website publishing businesses and other businesses that are complementary to our own. We intend to evaluate and pursue additional acquisitions of complementary businesses and technologies to expand our capabilities, client base and media. We have also evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. However, we may not be successful in identifying suitable acquisition candidates or be able to complete acquisitions of such candidates. In addition, we may not be able to obtain financing on favorable terms, or at all, to fund acquisitions that we may wish to pursue. The anticipated benefit of acquisitions that we complete may not materialize and the process of integrating acquired businesses or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political, administrative and management, and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delay or other operating problems. Our inability to resolve such risks could harm our business and results of operations.

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

Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization and, in particular, in our engineering/technology, sales and marketing, media, finance and legal/regulatory teams. We plan to continue to grow our business and will need to hire additional personnel to support this growth. We have found it difficult from time to time to locate and hire suitable personnel. If we experience similar difficulties in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Many of our employees have also become, or will soon become, substantially vested in their stock option grants. Employees may be more likely to leave us as a result of the establishment of a public market for our common stock. If we are unable to attract and retain the personnel we need to succeed, our business and growth could be harmed.

We depend on third-party website publishers for a significant portion of our visitors, and any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitors originating from arrangements that we have with third-party websites. In many instances, website publishers can change the media inventory they make available to us at any time and, therefore, impact our revenue. In addition, website publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a website publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find advertising inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and website publishers could eventually lead to a concentration of desirable inventory on a small number of websites or networks, which could limit the supply of inventory available to us or increase the price of inventory to us. We cannot assure you that we will be able to acquire advertising inventory that meets our clients’ performance, price and quality requirements. If any of these things occur, our revenue could decline or our operating costs may increase.

If we do not effectively manage our growth, our operating performance will suffer and we may lose clients.

We have experienced rapid growth in our operations and operating locations, and we expect to experience further growth in our business, both through acquisitions and internally. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued rapid growth and acquisitions may make it more difficult for us to accomplish the following:

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

As of June 30, 2011, we had an outstanding term loan with a principal balance of $30.2 million and a revolving credit line pursuant to which we can borrow up to an additional $190.0 million. As of June 30, 2011, we had drawn $66.6 million from our revolving credit line. As of such date, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $11.0 million. As a result of our debt:

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

The United States has experienced a severe economic downturn and significant uncertainty about the economic outlook remains. The slow pace of recovery in the United States, deterioration of global economies, potential insolvency of one or more countries globally, high unemployment and reduced equity valuations all create risks that could harm our business. If macroeconomic conditions were to worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically. Clients in particular client verticals such as financial services, particularly mortgage, credit cards and deposits, small- and medium-sized business customers and home services are facing very difficult conditions and their marketing spend has been negatively affected. These conditions could also damage our business opportunities in existing markets, and reduce our revenue and profitability. While the effect of these and related conditions poses widespread risk across our business, we believe that it may particularly affect our efforts in the mortgage, credit cards and deposits, small- and medium-sized business and home services client verticals, due to reduced availability of credit for households and business and reduced household disposable income. Economic conditions may not improve or may worsen.

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

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) generally demonstrate seasonal weakness. In our second fiscal quarters, there is generally lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients request fewer leads due to holiday staffing. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. To the extent our rate of growth slows, we expect that the seasonality in our business may become more apparent and may in the future cause our operating results to fluctuate to a greater extent.

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

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as Halyard Education Partners in the education client vertical and BankRate in the financial services client vertical;

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks such as Google, Yahoo!, MSN, and AOL;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	website publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups at current or potential clients;

•	offline direct marketing agencies; and

•	television, radio and print companies.

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

We generate a significant portion of our web visitors from media advertising that we purchase from third-party website publishers. Some of these publishers are authorized to display our clients’ brands, subject to contractual restrictions. In the past, some of our third-party website publishers have engaged in activities that certain of our clients have viewed as harmful to their brands, such as displaying outdated descriptions of a client’s offerings or outdated logos. Any activity by publishers that clients view as potentially damaging to their brands can harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, the law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party website publishers. Recent Department of Education regulations impose strict liability on our education clients for misrepresentations made by their marketing service providers and many of our contracts in the education client vertical impose liability on us for the acts of our third-party publishers. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, damages for the unauthorized or unlawful acts of third-party website publishers.

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

In particular, a number of U.S. federal laws impact our business. The Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The Department of Education issued final regulations on incentive compensation and other matters which became effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The elimination of the safe harbors create uncertainty for us and our education clients and impact the way in which we are paid by our clients and, accordingly, could reduce the amount of revenue we generate from the education client vertical.

In addition, the Department has issued final regulations that will also restrict Title IV funding for programs not meeting prescribed income-to-debt ratios (i.e., programs not leading to “gainful employment” as defined under the proposed regulation). These regulations will take effect on July 1, 2012. These provisions, could negatively affect our business with education clients. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.

The financial services, education and medical industries are highly regulated and our marketing activities on behalf of our clients in those industries are also regulated. As described above, and for example, the proposed regulations from the Department of Education on incentive compensation, “gainful employment” and other matters could limit our clients’ businesses and limit the revenue we receive from our education clients. As an additional example, our mortgage and insurance websites and marketing services we offer are subject to various federal, state and local laws, including state licensing laws, federal and state laws prohibiting unfair acts and practices, and federal and state advertising laws. Any failure to comply with these laws and regulations could subject us to revocation of required licenses, civil, criminal or administrative liability, damage to our reputation or changes to or limitations on the conduct of our business. Any of the foregoing could cause our business, operations and financial condition to suffer.

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

We create original content for our websites and marketing messages and distribute third-party content on our websites and in our marketing messages. As a creator and distributor of original content and third-party provided content, we face potential liability based on a variety of theories, including defamation, negligence, deceptive advertising (including the Department of Education’s regulations regarding misrepresentation in education marketing), copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information. It is also possible that our website visitors could make claims against us for losses incurred in reliance upon information provided on our websites. In addition, as the number of users of forums and social media features on our websites increases, we could be exposed to liability in connection with material posted to our websites by users and other third parties. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

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

One potential area of growth for us is in the international markets and we have recently entered into certain markets. However, we have limited experience in marketing, selling and supporting our services outside of the United States and we may not be successful in introducing or marketing our services abroad. There are risks inherent in conducting business in international markets, such as:

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

As of June 30, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 38% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline significantly. We had 47,387,425 shares of common stock outstanding as of June 30, 2011. In addition, (i) the 9,753,295 shares subject to outstanding stock options and restricted stock units under our equity incentive plans as of June 30, 2011 and (ii) the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

Our principal executive offices are located in a leased facility in Foster City, California, consisting of approximately 63,998 square feet of office space under a lease that expires in October 2018 with the option to extend the lease term by another two years. This facility accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. We also lease buildings in Arkansas, Florida, Massachusetts, Nevada, New Jersey, New York, North Carolina, Oklahoma, Oregon, India and the United Kingdom.

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

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “QNST” since our initial public offering on February 11, 2010. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2010	High	Low

Third quarter ended March 31, 2010 (beginning February 11, 2010)	$17.74	$12.77
Fourth quarter ended June 30, 2010	$18.25	$11.37

Fiscal Year Ended June 30, 2011	High	Low

First quarter ended September 30, 2010	$15.51	$9.79
Second quarter ended December 31, 2010	$21.38	$13.91
Third quarter ended March 31, 2011	$24.91	$18.92
Fourth quarter ended June 30, 2011	$22.98	$10.68

On August 25, 2011, the closing price as reported on the NASDAQ Global Select Market of our common stock was $10.30 per share and we had approximately 152 stockholders of record of our common stock.

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

The following graph shows a comparison from February 11, 2010 (the date our common stock commenced trading on the NASDAQ Global Select Market) through June 30, 2011 of cumulative total return for our common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

*	$100 invested on 2/11/10 in stock or 1/31/10 in index, including reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended June 30, 2011.

Use of Proceeds

On February 10, 2010, our registration statement on Form S-1 (File No. 333-163228) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 10,000,000 shares of common stock at a public offering price of $15.00 per share and an aggregate offering price of $150 million. The managing underwriters were Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated and J.P. Morgan Securities Inc. The offering was completed on February 17, 2010.

As a result of the offering, we received net proceeds of $136.7 million, after underwriting discounts and commissions of $10.5 million and other offering costs of $2.8 million. None of such payments were a direct or indirect payment to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or any of our other affiliates.

The net offering proceeds have been invested in money market accounts and short-term marketable securities.

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

We derived the consolidated statements of operations data for the fiscal years ended June 30, 2011, 2010 and 2009 and the consolidated balance sheets data as of June 30, 2011 and 2010 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal year ended June 30, 2008 and 2007 and the consolidated balance sheets data as of June 30, 2009, 2008 and 2007 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$403,021	$334,835	$260,527	$192,030	$167,370
Cost of revenue(1)	291,991	240,730	181,593	130,869	108,945

Gross profit	111,030	94,105	78,934	61,161	58,425
Operating expenses: (1)
Product development	24,163	19,726	14,887	14,051	14,094
Sales and marketing	17,382	16,698	16,154	12,409	8,487
General and administrative	20,396	18,464	13,172	13,371	11,440

Total operating expenses	61,941	54,888	44,213	39,831	34,021
Operating income	49,089	39,217	34,721	21,330	24,404
Interest income	169	97	245	1,482	1,905
Interest expense	(4,213)	(3,977)	(3,544)	(1,214)	(732)
Other income (expense), net	56	1,523	(239)	145	(139)

Interest and other income (expense), net	(3,988)	(2,357)	(3,538)	413	1,034
Income before income taxes	45,101	36,860	31,183	21,743	25,438
Provision for taxes	(17,887)	(16,276)	(13,909)	(8,876)	(9,828)

Net income	$27,214	$20,584	$17,274	$12,867	$15,610

Less: 8% non-cumulative dividends on convertible preferred stock	$—	$(2,018)	$(3,276)	$(3,276)	$(3,276)
Less: Undistributed earnings allocated to convertible preferred stock	$—	$(5,784)	$(8,599)	$(5,925)	$(7,690)

Net income attributable to common stockholders — Basic	$27,214	$12,782	$5,399	$3,666	$4,644

Undistributed earnings re-allocated to common stock	$—	$419	$399	$360	$522

Net income attributable to common stockholders — Diluted	$27,214	$13,201	$5,798	$4,026	$5,166

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Net income per share attributable to common stockholders:(2)
Basic	$0.59	$0.50	$0.41	$0.28	$0.36

Diluted	$0.55	$0.46	$0.39	$0.26	$0.34

Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	46,222	25,616	13,294	13,104	12,789
Diluted	49,130	28,429	14,971	15,325	15,263

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$4,506	$3,111	$1,916	$1,112	$416
Product development	2,705	2,176	669	443	75
Sales and marketing	3,747	3,463	1,761	581	226
General and administrative	2,992	4,621	1,827	1,086	1,354

(2)	See Note 3 to our consolidated financial statements included in this report for an explanation of the method used to calculate basic and diluted net income per share of common stock.

	June 30,
	2011	2010	2009	2008	2007
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$132,290	$155,770	$25,182	$24,953	$26,765
Working capital	162,361	155,164	16,426	17,022	42,769
Total assets	524,924	434,630	212,878	179,746	118,536
Total liabilities	169,535	144,608	96,289	86,032	37,831
Total debt	106,048	93,608	57,240	51,654	10,250
Total stockholders’ equity	355,389	290,022	73,186	50,311	37,312

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)

Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$78,171	$38,509	$32,570	$24,751	$25,197
Depreciation and amortization	27,272	18,791	15,978	11,727	9,637
Capital expenditures	5,363	2,710	1,347	2,177	2,030

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)

Other Financial Data:
Adjusted EBITDA(1)	$90,311	$71,379	$56,872	$36,279	$36,112

(1)	We define Adjusted EBITDA as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net. Please see the “Adjusted EBITDA” section below for more information.

The following table presents a reconciliation of Adjusted EBITDA to net income calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)

Net income	$27,214	$20,584	$17,274	$12,867	$15,610
Interest and other (income) expense, net	3,988	2,357	3,538	(413)	(1,034)
Provision for taxes	17,887	16,276	13,909	8,876	9,828
Depreciation and amortization	27,272	18,791	15,978	11,727	9,637
Stock-based compensation expense	13,950	13,371	6,173	3,222	2,071

Adjusted EBITDA	$90,311	$71,379	$56,872	$36,279	$36,112

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Direct Marketing Services, or DMS, business accounted for substantially all of our net revenue in fiscal years 2011, 2010 and 2009. Our DMS business derives its net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, display advertisement, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals are financial services and education. Our financial services client vertical represented 45%, 43% and 31% of net revenue in fiscal years 2011, 2010 and 2009, respectively. Our education client vertical represented 44%, 45% and 58% of net revenue in fiscal years 2011, 2010 and 2009, respectively. Other DMS client verticals, consisting primarily of home services, business-to-business, or B2B, and medical, represented 11%, 11%, and 10% of net revenue in fiscal years 2011, 2010 and 2009, respectively.

In addition, we derived less than 1% of our net revenue in fiscal year 2011 and 1% in fiscal years 2010 and 2009 from our Direct Selling Services, or DSS, business.

We generated substantially all of our revenue from sales to clients in the United States.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue in fiscal year 2012 will be generated from clients in these two client verticals.

Our education client vertical is affected by a number of factors, including most importantly uncertainty from the adoption of the new regulations of for-profit financial institutions. The uncertainty and the regulations may affect our clients’ businesses and marketing practices and may result in fluctuations in the volume and mix of our business with these clients.

Our financial services client vertical has been negatively affected by pricing pressure. Prices in the click business of our financial services client vertical are determined by bidding. Changes in volume of one or more bidders can dynamically impact pricing for all clients. Recently, revenue in our financial services client vertical has been negatively affected by the pricing impact from volume reductions by certain clients.

Acquisitions

Acquisitions in Fiscal Year 2011

In November 2010, we acquired 100% of the outstanding shares of Car Insurance.com, Inc., or CarInsurance.com, a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49.7 million in cash, for its capacity to generate online visitors in the financial services market. In July 2010, we acquired the website business Insurance.com from Insurance.com Group, Inc., an Ohio-based online insurance business, in exchange for $33.0 million in cash and the issuance of a $2.6 million non-interest-bearing, unsecured promissory note, for its capacity to generate online visitors in the financial services market. During fiscal year 2011, in addition to the acquisitions of CarInsurance.com and Insurance.com, we acquired 13 other online publishing businesses.

Also, in August 2011, we acquired 100% of the outstanding equity interests of NarrowCast Group, LLC, a Kentucky-based Internet media company, in exchange for $23,961 in cash, to broaden our media access in the business-to-business market.

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

Acquisitions in Fiscal Year 2009

In August 2008, we acquired 100% of the outstanding shares of U.S. Citizens for Fair Credit Card Terms, Inc., or CardRatings, an Arkansas-based online marketing company, in exchange for $10.4 million in cash and the issuance of $5.0 million in non-interest-bearing, secured promissory notes, for its capacity to generate online visitors in the financial services market. During fiscal year 2009, in addition to the acquisition of CardRatings, we acquired 33 other online publishing businesses.

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

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is targeted enough to attract prospects economically for our clients and at costs that work for our business model. In order to continue to grow our business, we must be able to continue to find or develop quality targeted media on a cost-effective basis. Our inability to find or develop high quality targeted media could impair our growth or adversely affect our financial performance.

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

Basis of Presentation

General

We operate in two segments: DMS and DSS. For further discussion and financial information about our reporting segments, see Note 14 to our consolidated financial statements.

Net Revenue

DMS.  Our DMS business generates revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, display advertisement, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education and “other” (which includes home services, B2B and medical).

DSS.  Our DSS business generated approximately 1% of net revenue in fiscal years 2011, 2010 and 2009 from the provision of a hosted solution and related services for clients in the direct selling industry. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of acquisition-related intangible assets, depreciation expense and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC and cost-per-thousand-impressions, or CPM basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, compliance group and media purchasing analysts.

Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

We anticipate that our cost of revenue will increase in absolute dollars as we continue to increase our revenue base and product offerings.

Operating Expenses

We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, rent and allocated costs. Personnel costs for each category of operating expenses generally include salaries, stock-based compensation expense, bonuses and commissions and employee benefit costs.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, other income and expense and interest income. Interest expense is related to our credit facility and promissory notes issued in connection with our acquisitions and includes imputed interest. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest received on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

Other income (expense), net, includes foreign currency exchange gains and losses and other non-operating items.

Income Tax Expense

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2011		2010		2009
	(In thousands)

Net revenue	$403,021	100.0%	$334,835	100.0%	$260,527	100.0%
Cost of revenue(1)	291,991	72.5	240,730	71.9	181,593	69.7

Gross profit	111,030	27.5	94,105	28.1	78,934	30.3
Operating expenses:(1)
Product development	24,163	6.0	19,726	5.9	14,887	5.7
Sales and marketing	17,382	4.3	16,698	5.0	16,154	6.2
General and administrative	20,396	5.0	18,464	5.5	13,172	5.1

Operating income	49,089	12.2	39,217	11.7	34,721	13.3
Interest income	169	0.0	97	0.0	245	0.1
Interest expense	(4,213)	(1.0)	(3,977)	(1.2)	(3,544)	(1.4)
Other income (expense), net	56	0.0	1,523	0.5	(239)	(0.1)

Income before income taxes	45,101	11.2	36,860	11.0	31,183	12.0
Provision for taxes	(17,887)	(4.4)	(16,276)	(4.9)	(13,909)	(5.4)

Net income	$27,214	6.8%	$20,584	6.1%	$17,274	6.6%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$4,506	1.1%	$3,111	0.9%	$1,916	0.7%
Product development	2,705	0.7	2,176	0.6	669	0.3
Sales and marketing	3,747	0.9	3,463	1.0	1,761	0.7
General and administrative	2,992	0.7	4,621	1.4	1,827	0.7

Net Revenue

	Fiscal Year Ended June 30,			2011 - 2010	2010 - 2009
	2011	2010	2009	% Change	% Change
	(In thousands)

Net revenue	$403,021	$334,835	$260,527	20%	29%
Cost of revenue	291,991	240,730	181,593	21%	33%

Gross profit	$111,030	$94,105	$78,934	18%	19%

Net revenue increased $68.2 million, or 20%, in fiscal year 2011 compared to fiscal year 2010. The majority of this increase was attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our education client vertical and other client verticals. Financial services client vertical revenue increased $38.0 million, or 26%, as increases in click and lead volume were partially offset by lower prices. Education client vertical revenue increased $23.2 million, or 15%, driven by higher prices, a shift in mix towards higher priced inquiries and an increase in inquiry volume. Our other client verticals’ revenue increased $7.0 million, or 18%, primarily due to the acquisition of Internet.com in November 2009.

Net revenue increased $74.3 million, or 29%, in fiscal year 2010 compared to fiscal year 2009, attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our other client verticals. Financial services client vertical revenue increased $64.2 million, or 81%. The increase in financial services client vertical revenue was driven by lead and click volume increases at relatively steady prices. Our other client verticals’ revenue increased $9.3 million, or 31%. The increase in our other client vertical revenue was primarily affected by growth in our B2B client vertical revenue resulting from our acquisition of Internet.com in November 2009 and, to a lesser extent, due to growth in our medical client vertical resulting from our acquisition of the website business of ElderCareLink in April 2009. Our education client vertical revenue remained relatively flat, increasing $0.8 million, or 1%. The slight increase was driven by growth from a majority of our education clients, almost entirely offset by revenue decline from a single client.

Cost of Revenue

Cost of revenue increased $51.3 million, or 21%, in fiscal year 2011 compared to fiscal year 2010, driven by an increase in media costs of $28.9 million due to higher lead and click volumes, increased personnel costs of $10.6 million and increased amortization of acquisition-related intangible assets of $6.9 million resulting from acquisitions in fiscal year 2011 and 2010. The increase in personnel costs was attributable to a 34% increase in average headcount, primarily resulting from acquisitions. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, remained flat at 28% in fiscal year 2011, as higher margins from publisher arrangements and a higher mix of traffic from owned and operated targeted media were offset by the above-mentioned increase in headcount and related personnel costs, as well as higher amortization expense.

Cost of revenue increased $59.1 million, or 33%, in fiscal year 2010 compared to fiscal year 2009, driven by a $41.2 million increase in media costs due to lead and click volume increases, increased personnel costs of $10.7 million and increased amortization of acquisition-related intangible assets of $3.2 million resulting from acquisitions in fiscal year 2009 and 2010. The increase in personnel costs was attributable to a 17% increase in average headcount, resulting from the acquisition of Internet.com in November 2009, as well as the expansion of our business. Gross margin declined from 30% in fiscal year 2009 to 28% in fiscal year 2010, due to the above-mentioned increase in headcount and related compensation expense, as well as due to a higher mix of traffic from third parties.

Operating Expenses

	Fiscal Year Ended June 30,			2011 - 2010	2010 - 2009
	2011	2010	2009	% Change	% Change
	(In thousands)

Product development	$24,163	$19,726	$14,887	22%	33%
Sales and marketing	17,382	16,698	16,154	4%	3%
General and administrative	20,396	18,464	13,172	10%	40%

Operating expenses	$61,941	$54,888	$44,213	13%	24%

Product Development Expenses

Product development expenses increased $4.4 million, or 22%, in fiscal year 2011 compared to fiscal year 2010, primarily due to increased personnel costs. The increase in personnel costs was due to increased compensation expense of $3.1 million, increased stock-based compensation expense of $0.5 million and various smaller increases in product development expenses. The increase in compensation expense and stock-based compensation expense was due to a 24% increase in average headcount from additional hiring in connection with development projects and recent acquisitions.

Product development expenses increased $4.8 million, or 33%, in fiscal year 2010 compared to fiscal year 2009, primarily due to increased personnel costs of $4.2 million and, to a lesser extent, increased professional services fees of $0.4 million. The increase in personnel costs was attributable to increased compensation expense of $2.7 million and increased stock-based compensation expense of $1.5 million. The increase in compensation expense was due to a 20% increase in average headcount affected by additional hiring in connection with development projects, as well as increased performance bonus expense due to the achievement of specified financial metrics during fiscal year 2010 and an increase in the number of individuals eligible for such bonus. Professional services fees also increased due to these development projects.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.7 million, or 4%, in fiscal year 2011 compared to fiscal year 2010, primarily due to increased compensation expense of $0.5 million.

Sales and marketing expenses increased $0.5 million, or 3%, in fiscal year 2010 compared to fiscal year 2009, due to increased personnel costs of $1.0 million partially offset by decreases in various smaller items. The increase in personnel costs was due to increased stock-based compensation expense of $1.7 million, partially offset by a decline in compensation expense of $0.7 million due to a decrease of 18% in average headcount affected by a reduction in workforce since the third quarter of fiscal year 2009, while bonuses and commissions increased due to the achievement of specified financial metrics during fiscal year 2010.

General and Administrative Expenses

General and administrative expenses increased $1.9 million, or 10%, in fiscal year 2011 compared to fiscal year 2010, due to increased professional service fees of $1.4 million, higher insurance premiums of $0.3 million, state franchise tax charges of $0.3 million and various smaller increases in general and administrative expenses, partially offset by decreased personnel costs of $0.2 million. Professional service fees and insurance premiums increased due to our continued investment in corporate infrastructure and related expenses associated with being a public company, including increased compliance costs. The decrease in personnel costs was driven by a decline in stock-based compensation expense of $1.6 million primarily due to the grant of fully-vested options to certain members of the board of directors in fiscal year 2010. The decrease in stock-based compensation expense was partially offset by increased compensation expense of $1.4 million primarily due to higher salaries and performance bonus expenses associated with the achievement of specified financial metrics during fiscal year 2011.

General and administrative expenses increased $5.3 million, or 40%, in fiscal year 2010 compared to fiscal year 2009, due to increased personnel costs of $3.9 million, increased professional services fees of $0.8 million, increased direct acquisition costs of $0.3 million and various smaller increases in general and administrative expenses, partially offset by a decline in legal fees of $0.6 million. The increase in personnel costs was due to increased stock-based compensation expense of $2.8 million and increased compensation expense of $1.1 million. The increase in stock-based compensation expense was driven by the grant of fully-vested options to certain members of our board of directors in conjunction with an increase in the fair value our common stock. The increase in compensation expense was due to a 21% increase in average headcount due to our continued investment in corporate infrastructure, as well as increased performance bonus expense associated with the achievement of specified financial metrics. Professional services fees increased due to our continued investment in corporate infrastructure and related expenses associated with being a public company, including increased accounting and tax fees, higher insurance premiums, investor relations and compliance costs. The decline in legal fees was due to the settlement of an ongoing legal matter prior to the fourth quarter of fiscal year 2009.

Interest and Other Income (Expense), Net

	Fiscal Year Ended June 30,			2011 - 2010	2010 - 2009
	2011	2010	2009	% Change	% Change
	(In thousands)

Interest income	$169	$97	$245	74%	(60)%
Interest expense	(4,213)	(3,977)	(3,544)	6%	12%
Other income (expense), net	56	1,523	(239)	(96)%	(737)%

Interest and other income (expense), net	$(3,988)	$(2,357)	$(3,538)	69%	(33)%

Interest and other income (expense), net decreased by $1.6 million, or 69%, in fiscal year 2011 compared to fiscal year 2010, due to a decrease in other income of $1.5 million primarily from a gain of $1.2 million in fiscal year 2010 on the extinguishment of acquisition-related promissory notes that we paid off at discounts prior to maturity.

Interest and other income (expense), net increased $1.2 million, or 33%, in fiscal year 2010 compared to fiscal year 2009, due to an increase in other income (expense), net of $1.8 million, partially offset by an increase in interest expense of $0.4 million. Other income (expense), net increased due to a gain on the extinguishment of acquisition-related promissory notes of $1.2 million that we paid off at discounts prior to maturity. The increase in interest expense is attributable to the draw down on our credit facility, partially offset by lower non-cash imputed interest on acquisition-related promissory notes.

Provision for Taxes

	Fiscal Year Ended June 30,
	2011	2010	2009
	(In thousands)

Provision for taxes	$17,887	$16,276	$13,909
Effective tax rate	39.7%	44.2%	44.6%

The decrease in our effective tax rate in fiscal year 2011 compared to fiscal year 2010, was primarily driven by lower state income tax expense.

Our effective tax rate remained largely unchanged in fiscal year 2010 compared to fiscal year 2009 as higher non-deductible stock-based compensation expense was largely offset by a tax benefit in foreign jurisdictions and the release of ASC 740-10 reserves.

As of June 30, 2011, we had net deferred tax assets of $16.1 million. Our net deferred tax assets consist primarily of stock-based compensation expense, accruals and reserves not currently deductible for tax purposes.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for the eight quarters ended June 30, 2011. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of the management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2011	2011	2010	2010	2010	2010	2009	2009
	(In thousands)

Net revenue	$94,118	$107,705	$97,582	$103,616	$88,547	$90,773	$76,963	$78,552
Costs of revenue	69,122	78,578	70,662	73,629	62,858	66,268	56,557	55,047

Gross profit	24,996	29,127	26,920	29,987	25,689	24,505	20,406	23,505
Operating expenses:
Product development	5,843	6,836	5,933	5,551	5,192	5,325	4,739	4,470
Sales and marketing	3,285	4,687	4,665	4,745	4,508	4,575	3,990	3,625
General and administrative	5,206	5,525	4,943	4,722	4,353	4,467	6,203	3,441

Operating income	10,662	12,079	11,379	14,969	11,636	10,138	5,474	11,969
Interest income	30	25	47	67	64	16	8	9
Interest expense	(1,105)	(1,091)	(1,028)	(989)	(1,046)	(1,302)	(881)	(748)
Other income (expense), net	(95)	66	(79)	164	1,302	(64)	165	120

Income before income taxes	9,492	11,079	10,319	14,211	11,956	8,788	4,766	11,350
Provision for taxes	(3,046)	(4,740)	(3,391)	(6,710)	(5,545)	(3,538)	(2,356)	(4,837)

Net income	$6,446	$6,339	$6,928	$7,501	$6,411	$5,250	$2,410	$6,513

Net income per share:(1)
Basic	$0.14	$0.14	$0.15	$0.17	$0.14	$0.12	$0.05	$0.16

Diluted	$0.13	$0.13	$0.14	$0.16	$0.13	$0.11	$0.04	$0.16

Other Financial Data:
Adjusted EBITDA	$20,779	$23,218	$21,718	$24,596	$19,901	$18,339	$14,989	$18,150

(1)	Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

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

We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items) and the non-cash impact of depreciation, amortization and stock-based compensation expense. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel and in evaluating acquisition opportunities.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2011	2011	2010	2010	2010	2010	2009	2009
	(In thousands)

Net income	$6,446	$6,339	$6,928	$7,501	$6,411	$5,250	$2,410	$6,513
Interest and other income (expense), net	$1,170	1,000	1,060	758	(320)	1,350	708	619
Provision for taxes	$3,046	4,740	3,391	6,710	5,545	3,538	2,356	4,837
Depreciation and amortization	$7,020	7,632	6,723	5,897	5,113	5,075	4,651	3,952
Stock-based compensation expense	$3,097	3,507	3,616	3,730	3,152	3,126	4,864	2,229

Adjusted EBITDA	$20,779	$23,218	$21,718	$24,596	$19,901	$18,339	$14,989	$18,150

Adjusted EBITDA quarterly trends.  We seek to manage our business to a consistent level of Adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a consistent level of Adjusted EBITDA on a quarterly basis and investors should expect our Adjusted EBITDA margins to vary from quarter to quarter.

For quarterly periods ending from September 30, 2009 to June 30, 2011, Adjusted EBITDA as a percentage of revenue was 23%, 19%, 20%, 22% and 24%, 22%, 22% and 22%, respectively. In general, Adjusted EBITDA as a percentage of revenue tends to be seasonally weaker in the quarter ending December 31, and stronger in quarters ending March 31 and June 30.

Liquidity and Capital Resources

Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities.

Our principal sources of liquidity as of June 30, 2011, consisted of cash and cash equivalents of $132.3 million, short-term marketable securities of $34.9 million, and our credit facility which had $123.4 million available for borrowing. We believe that our existing cash and cash equivalents, short-term marketable securities, available borrowings under the credit facility and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Fiscal Year Ended June 30,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities	$78,171	$38,509	$32,570
Cash flows from investing activities	(134,763)	(72,233)	(27,326)
Cash flows from financing activities	33,072	164,324	(5,012)

Net Cash Provided by Operating Activities

Our net cash provided by operating activities is primarily the result of our net income adjusted for non-cash expenses and changes in working capital components, and is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

Net cash provided by operating activities in fiscal year 2011 was due to net income of $27.2 million, non-cash depreciation, amortization, stock-based compensation expense and related tax benefits of $33.8 million, an increase in accounts payable and accrued liabilities of $8.9 million, a decrease in prepaid expenses and other assets of $5.1 million and a decrease in accounts receivable of $3.9 million, partially offset by an increase in deferred taxes of $3.3 million. The increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of revenue associated with increased revenue. The decrease in prepaid expenses and other assets is primarily due to timing of payments. The decrease in accounts receivable is attributable to timing of receipts. The increase in deferred taxes is due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities.

Net cash provided by operating activities in fiscal year 2010 was due to net income of $20.6 million, non-cash depreciation, amortization, stock-based compensation expense and related tax benefits of $30.3 million and an increase in accounts payable and accrued liabilities of $11.3 million, partially offset by an increase in accounts receivable of $14.4 million, an increase in deferred taxes of $6.8 million, as well as a gain from the early extinguishment of debt of $1.2 million. The increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of sales associated with increased revenue. The increase in accounts receivable is attributable to increased revenue, as well as timing of receipts. The increase in deferred taxes is primarily due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities.

Net cash provided by operating activities in fiscal year 2009 was due to net income of $17.3 million, non-cash depreciation, amortization, stock-based compensation expense and related tax benefits of $21.7 million and increased accounts payable and accrued liabilities of $5.9 million, partially offset by an increase in accounts receivable of $9.0 million and increased deferred taxes of $4.1 million. The increase in accounts payable and accrued liabilities is due to timing of payments. The increase in accounts receivable is due to increased revenue, as well as due to timing of receipts. The increase in deferred taxes is due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities.

Net Cash Used in Investing Activities

Our investing activities include acquisitions of media websites and businesses; purchases, sales and maturities of marketable securities; capital expenditures; and capitalized internal development costs.

Cash used in investing activities in fiscal year 2011 was primarily due to our acquisition of CarInsurance.com for an initial cash payment of $49.7 million and Insurance.com for an initial cash payment of $33.0 million. Cash used in investing activities was also impacted by purchases of the operations of 13 other online publishing businesses for an aggregate of $9.2 million in cash payments, which included $4.5 million of contingent consideration related to a prior period acquisition, as well as net investments in marketable securities of $35.2 million. Capital expenditures and internal software development costs totaled $7.2 million in fiscal year 2011.

Cash used in investing activities in fiscal year 2010 was primarily due to our acquisitions of Internet.com, Insure.com and HSH. We acquired the website business of the Internet.com division of WebMediaBrands, Inc., a New York-based Internet media company, for an initial cash payment of $15.9 million. We acquired the website business of Insure.com from LifeQuotes, Inc., an Illinois-based online insurance quote service and brokerage business, for an initial cash payment of $15.0 million. We acquired HSH, a New Jersey-based online company providing comprehensive mortgage rate information, for an initial cash payment of $6.0 million. Cash used in investing activities was also affected by purchases of the operations of 30 other website publishing businesses for an aggregate of $31.2 million in cash payments, which included $4.5 million of contingent consideration related to the acquisition of SureHits in fiscal year 2008. Capital expenditures and internal software development costs totaled $4.1 million in fiscal year 2010.

Cash used in investing activities in fiscal year 2009 was affected by the acquisition of CardRatings for an initial cash payment of $10.4 million, as well as purchases of the operations of 33 other website publishing businesses for an aggregate of $19.1 million in cash payments, which included $4.5 million of contingent consideration related to the acquisition of SureHits in fiscal year 2008. Capital expenditures and internal software development costs totaled $2.4 million in fiscal year 2009. Cash used in investing activities was partially offset by proceeds from sales and maturities of marketable securities of $2.3 million.

Net Cash Provided by or Used in Financing Activities

Cash provided by financing activities in fiscal year 2011 was primarily due to net proceeds from the draw-down of our revolving credit line of $24.4 million, proceeds from the exercise of stock options of $16.7 million and excess tax benefits from stock-based compensation of $7.5 million, partially offset by $15.4 million in principal payments on acquisition-related promissory notes and our term loan.

Cash provided by financing activities in fiscal year 2010 was primarily due to proceeds from our IPO, net of issuance costs, of $136.8 million, draw-down of our credit facility, net of principal payments, of $40.2 million, proceeds from stock option exercises of $1.6 million and excess tax benefits of $1.9 million, partially offset by $15.5 million of principal payments on acquisition-related promissory notes.

Cash used in financing activities in fiscal year 2009 was due to principal payments on acquisition-related promissory notes and our term loan of $13.1 million and stock repurchases of $1.3 million, partially offset by proceeds from a draw-down of our revolving credit line of $8.6 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under the credit facility, acquisition-related promissory notes, operating leases and purchase obligations.

The following table sets forth payments due under our contractual obligations as of June 30, 2011:

	Payments Due by Period
		Less Than	1 to	3 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)

Credit facility	$96,741	$7,000	$89,741	$—	$—
Notes payable	10,967	3,597	6,760	610	—
Operating lease obligatio	19,462	1,881	5,970	5,736	5,875

	$127,170	$12,478	$102,471	$6,346	$5,875

The above table does not include approximately $2.3 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

In connection with the acquisition of SureHits and contingent upon the achievement of specified financial targets we may be required to make an earn-out payment of $4.5 million in January of 2012.

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

Borrowings under the credit facility are collateralized by our assets and interest is payable at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net and acquisition costs for business combinations. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts our ability to raise additional debt financing and pay dividends. In addition, we are required to maintain financial ratios computed as follows:

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

Under the terms of the credit facility we must maintain a minimum quick ratio of 1.15:1.00, a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.50:1.00, and the terms also require us to comply with other non-financial covenants. We were in compliance with the covenants as of June 30, 2011 and 2010.

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

Revenue Recognition

We derive our revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”).

DMS revenue is derived primarily from fees which are earned through the delivery of qualified leads or clicks and, to a lesser extent, display advertisements, or impressions. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the client provided that no significant obligations remain.

On July 1, 2010, as required under GAAP, we adopted the amended accounting guidance for multiple deliverable revenue arrangements which provides guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated. The adoption of this amended guidance did not have a significant impact on our revenue recognition for multiple deliverable revenue arrangements.

The guidance requires the allocation of revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price do not exist. Due to the unique nature of some of our multiple deliverable revenue arrangements, we may not be able to establish selling prices based on historical stand-alone sales or third party evidence, therefore we may use our best estimate to establish selling prices for these arrangements under the new standard. We establish best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

From time to time, we may agree to credit a client for certain leads or clicks if they fail to meet the contractual or other guidelines of a particular client. We have established a sales reserve based on historical experience. To date, such credits have been immaterial and within our expectations.

For a portion of our revenue, we have agreements with providers of online media or traffic (“Publishers”) used in the generation of qualified leads or clicks. We receive a fee from our clients and pay a fee to Publishers either on a revenue-share, cost-per-lead, cost- per-click or cost-per-thousand-impressions basis. We are the primary obligor in the transaction. As a result, the fees paid by our clients are recognized as revenue and the fees paid to our Publishers are included in cost of revenue.

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

Stock-Based Compensation

We measure and record the expense related to stock-based transactions based on the fair values of the awards as determined on the date of grant. For stock options, we selected the Black-Scholes option pricing model to estimate the fair value. In applying the Black-Scholes option pricing model, our determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the stock options and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. The fair value of restricted stock units is determined based on the closing price of our common stock on the date of grant.

We recognize stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate the carrying value of a reporting unit exceeds its fair value. The application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units and the determination of the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. We performed our annual goodwill impairment test in our quarter ending June 30, 2011.

We concluded that DMS and DSS constitute two separate reporting units. We determined the fair value of our DMS reporting unit by adjusting the fair value of the business enterprise based on our market capitalization for the fair value of the DSS reporting unit. The fair value of our DSS reporting unit was estimated using the income approach. Under the income approach, we calculated the fair value of our DSS reporting unit based on the present value of estimated future cash flows. Our assessment indicated that the estimated fair value of our DMS reporting unit was substantially in excess of its carrying value while the estimated fair value of our DSS reporting unit approximated its carrying value. The carrying value of our DSS reporting unit includes allocated goodwill of $1.2 million which represents less than 1% of our total goodwill balance. No impairment charges were recorded in the periods presented.

The fair value of the reporting units and hence the valuation of goodwill could be affected if actual results differ substantially from our estimates. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our market capitalization, the business climate and buying habits of our subscriber base, and with respect to the DSS reporting unit, the loss of a significant customer.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We apply judgment when estimating the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. No impairment charges were recorded in the periods presented.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily foreign currency exchange and interest rate risks.

Foreign Currency Exchange Risk

To date, our international client agreements have been predominately denominated in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations related to client agreements and do not currently engage in foreign currency hedging transactions. As the local accounts for some of our foreign operations are maintained in the local currency of the respective country, we are subject to foreign currency exchange rate fluctuations associated with the remeasurement to U.S. dollars. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our consolidated financial condition or results of operations.

Interest Rate Risk

We invest our cash equivalents and short-term investments primarily in money market funds, US government securities and short-term deposits with original maturities of less than twelve months. The investments are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical decline of 1% in the interest rate on our investments would not have a material effect on our consolidated financial condition or results of operations.

Our credit facility had a borrowing capacity of $225.0 million. Interest on borrowings under the credit facility is based at specified margins above either LIBOR or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of June 30, 2011, we had $96.7 million outstanding under our credit facility. A hypothetical increase of 1% in the LIBOR or Prime Rate-based interest rate on our credit facility would result in an increase in our interest expense of $1.0 million per year, assuming constant borrowing levels.

Item 8.	Financial Statements and Supplementary Data

QUINSTREET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of QuinStreet, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QuinStreet, Inc. and its subsidiaries at June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

San Jose, California
August 29, 2011

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$132,290	$155,770
Marketable securities	34,927	—
Accounts receivable, net	48,225	51,466
Deferred tax assets	10,253	8,528
Prepaid expenses and other assets	5,773	3,123

Total current assets	231,468	218,887
Property and equipment, net	8,875	5,419
Goodwill	211,856	158,582
Other intangible assets, net	65,847	47,156
Deferred tax assets, noncurrent	5,866	3,972
Other assets, noncurrent	1,012	614

Total assets	$524,924	$434,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,300	$16,776
Accrued liabilities	33,238	30,144
Deferred revenue	2,531	1,241
Debt	10,038	15,562

Total current liabilities	69,107	63,723
Deferred revenue, noncurrent	58	305
Debt, noncurrent	96,010	78,046
Other liabilities, noncurrent	4,360	2,534

Total liabilities	169,535	144,608

Commitments and contingencies (See Note 10)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 49,564,877 and 47,247,147 shares issued, and 47,387,425 and 45,069,695 shares outstanding at June 30, 2011 and 2010, respectively	50	47
Additional paid-in capital	255,689	217,581
Treasury stock, at cost (2,177,452 shares at June 30, 2011 and 2010)	(7,779)	(7,779)
Accumulated other comprehensive income	51	9
Retained earnings	107,378	80,164

Total stockholders’ equity	355,389	290,022

Total liabilities and stockholders’ equity	$524,924	$434,630

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2011	2010	2009
	(In thousands, except per share data)

Net revenue	$403,021	$334,835	$260,527
Cost of revenue(1)	291,991	240,730	181,593

Gross profit	111,030	94,105	78,934
Operating expenses:(1)
Product development	24,163	19,726	14,887
Sales and marketing	17,382	16,698	16,154
General and administrative	20,396	18,464	13,172

Operating income	49,089	39,217	34,721
Interest income	169	97	245
Interest expense	(4,213)	(3,977)	(3,544)
Other income (expense), net	56	1,523	(239)

Income before income taxes	45,101	36,860	31,183
Provision for taxes	(17,887)	(16,276)	(13,909)

Net income	$27,214	$20,584	$17,274

Net income attributable to common stockholders:
Basic	$27,214	$12,782	$5,399
Diluted	$27,214	$13,201	$5,798
Net income per share attributable to common stockholders:
Basic	$0.59	$0.50	$0.41
Diluted	$0.55	$0.46	$0.39
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	46,222	25,616	13,294
Diluted	49,130	28,429	14,971

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$4,506	$3,111	$1,916
Product development	2,705	2,176	669
Sales and marketing	3,747	3,463	1,761
General and administrative	2,992	4,621	1,827

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

								Accumulated
	Convertible						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
	(In thousands, except share data)
Balance at June 30, 2008	21,176,533	$43,403	15,243,284	$15	(1,934,377)	$(5,727)	$13,683	$34	$42,306	$50,311

Issuance of common stock upon exercise of stock options	—	—	169,716	—	—	—	304	—	—	304
Stock-based compensation	—	—	—	—	—	—	6,173	—	—	6,173
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	474	—	—	474
Repurchase of common stock	—	—	—	—	(163,275)	(1,337)	—	—	—	(1,337)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	17,274	17,274	$17,274
Unrealized gain on investments	—	—	—	—	—	—	—	(10)	—	(10)	$(10)
Currency translation adjustments	—	—	—	—	—	—	—	(3)	—	(3)	(3)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$17,261

Balance at June 30, 2009	21,176,533	$43,403	15,413,000	$15	(2,097,652)	$(7,064)	$20,634	$21	$59,580	$73,186

Issuance of common stock upon exercise of stock options	—	—	657,614	1	—	—	1,639	—	—	1,640
Issuance of common stock in connection with initial public offering, net of issuance costs of $13,215	—		10,000,000	10	—	—	136,775	—	—	136,785
Conversion of preferred stock to common stock in connection with initial public offering	(21,176,533)	(43,403)	21,176,533	21	—	—	43,382	—	—	43,403
Stock-based compensation	—	—	—	—	—	—	13,371	—	—	13,371
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	1,780	—	—	1,780
Repurchase of common stock	—	—	—	—	(79,800)	(715)	—	—	—	(715)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	20,584	20,584	$20,584
Currency translation adjustments	—	—	—	—	—	—	—	(12)	—	(12)	(12)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$20,572

Balance at June 30, 2010	—	$—	47,247,147	$47	(2,177,452)	$(7,779)	$217,581	$9	$80,164	$290,022

Issuance of common stock upon exercise of stock options	—	—	2,317,730	3	—	—	16,967	—	—	16,970
Payment of initial public offering issuance costs	—	—	—	—	—	—	(101)	—	—	(101)
Stock-based compensation	—	—	—	—	—	—	13,950	—	—	13,950
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	7,292	—	—	7,292
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	27,214	27,214	$27,214
Unrealized gain on investments	—	—	—	—	—	—	—	2	—	2	2
Currency translation adjustments	—	—	—	—	—	—	—	40	—	40	40

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$27,256

Balance at June 30, 2011	—	$—	49,564,877	$50	(2,177,452)	$(7,779)	$255,689	$51	$107,378	$355,389

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2011	2010	2009
	(In thousands)

Cash Flows from Operating Activities
Net income	$27,214	$20,584	$17,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,272	18,791	15,978
Provision for sales returns and doubtful accounts receivable	(35)	(751)	1,473
Stock-based compensation	13,950	13,371	6,173
Excess tax benefits from stock-based compensation	(7,458)	(1,859)	(474)
Other non-cash adjustments, net	99	(1,622)	563
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,885	(14,403)	(9,042)
Prepaid expenses and other assets	4,947	29	485
Other assets, noncurrent	120	11	(710)
Deferred taxes	(3,252)	(6,771)	(4,081)
Accounts payable	6,375	3,363	3,359
Accrued liabilities	2,552	7,900	2,491
Deferred revenue	1,043	(112)	(720)
Other liabilities, noncurrent	1,459	(22)	(199)

Net cash provided by operating activities	78,171	38,509	32,570

Cash Flows from Investing Activities
Capital expenditures	(5,363)	(2,710)	(1,347)
Business acquisitions, net of notes payable and cash acquired	(91,838)	(68,176)	(27,932)
Internal software development costs	(1,841)	(1,414)	(1,060)
Purchases of marketable securities	(54,433)	—	—
Proceeds from sales and maturities of marketable securities	19,227	—	2,302
Other investing activities	(515)	67	711

Net cash used in investing activities	(134,763)	(72,233)	(27,326)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	(106)	136,790	—
Proceeds from exercise of common stock options	16,710	1,640	304
Proceeds from bank debt	24,425	43,300	8,607
Principal payments on bank debt	(3,963)	(3,100)	(3,500)
Principal payments on acquisition-related notes payable	(11,452)	(15,450)	(9,560)
Excess tax benefits from stock-based compensation	7,458	1,859	474
Repurchases of common stock	—	(715)	(1,337)

Net cash provided by (used in) financing activities	33,072	164,324	(5,012)

Effect of exchange rate changes on cash and cash equivalents	40	(12)	(3)
Net (decrease) increase in cash and cash equivalents	(23,480)	130,588	229
Cash and cash equivalents at beginning of period	155,770	25,182	24,953

Cash and cash equivalents at end of period	$132,290	$155,770	$25,182

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	4,128	3,860	2,269
Cash paid for taxes	16,885	22,109	20,354
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	3,311	14,501	8,151
Conversion of preferred stock to common stock	—	43,403	—

See notes to consolidated financial statements

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	The Company

QuinStreet, Inc. (the “Company”) is an online vertical marketing and media company. The Company was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. The Company provides vertically oriented customer acquisition programs for its clients. The Company also provides hosted solutions for direct selling companies. The corporate headquarters are located in Foster City, California, with offices in Arkansas, Florida, Massachusetts, Nevada, New Jersey, New York, North Carolina, Oklahoma, Oregon, India and the United Kingdom.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”). DMS revenue, which constituted more than 99% in fiscal year 2011 and 99% of net revenue in both fiscal year 2010 and 2009 is derived from fees which are earned through the delivery of qualified leads, clicks and, to a lesser extent, display advertisements (“impressions”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, click or impression is delivered to the client provided that no significant obligations remain.

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

The guidance requires an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price. Due to the unique nature of some of its multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales or third party evidence, therefore the Company may use its best estimate to establish selling prices for these arrangements under the new standard. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

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

DSS revenue, which constituted less than 1% in fiscal year 2011 and 1% of net revenue in both fiscal year 2010 and 2009, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company’s investment portfolio consists of liquid high-quality fixed income US government or municipal securities, certificates of deposit with financial institutions and money market funds. Cash and certificates of deposit are deposited with financial institutions that management believes are creditworthy. To date, the Company has not experienced any losses on its investment portfolio.

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. To date, such losses have been within management’s expectations.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, acquisition-related promissory notes, a term loan and a revolving credit line. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related promissory notes approximates their recorded amounts as the interest rates on similar financing arrangements available to the Company at June 30, 2011 approximates the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The Company believes that the fair values of the term loan and revolving credit line approximate their recorded amounts at June 30, 2011 as the interest rates on these instruments are variable and based on market interest rates and after consideration of default and credit risk.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents consist primarily of money market funds, municipal securities and certificates of

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

deposit with original maturities of three months or less. Cash equivalents amounted to $59,398 and $135,630 at June 30, 2011 and 2010.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the developments of website content are included in cost of revenue in the accompanying statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized $1,841, $1,414 and $1,060 in fiscal years 2011, 2010 and 2009, respectively. Amortization of internal software development costs is reflected in cost of revenue.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses for fiscal years 2011, 2010 and 2009 were $190, $139 and $185, respectively.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to record deferred taxes. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years. Based on estimates, the carrying value of the Company’s net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in the respective tax jurisdictions. The Company’s judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales and expenses are denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in other income (expense), net. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Foreign currency transaction gains or losses are recorded in other income (expense), net and were not material for any period presented.

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

Stock-Based Compensation

The Company measures and records the expense related to stock-based transactions based on the fair values of stock-based payment awards, as determined on the date of grant. To estimate the fair value of stock options, the Company selected the Black-Scholes option pricing model. In applying the Black-Scholes option pricing model, the Company’s determination of the fair value of the stock option is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the stock options and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the date of grant.

For awards with graded vesting the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

See Note 11 for further information.

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. Contributions made by the Company are determined annually by the Board of Directors. There were no employer contributions under this plan for fiscal years 2011, 2010 and 2009.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting guidance for multiple deliverable revenue arrangements to

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

Both sets of guidance became effective for the Company on July 1, 2010. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

In December 2010, the FASB issued an update to the accounting guidance for business combinations. The revised guidance clarifies how to present pro forma information and mandates that all business combinations that occurred during the current reporting period should be reported as though the business combination had occurred as of the beginning of the comparative prior reporting period. The amendment is effective for annual reporting periods beginning on or after December 15, 2010, with early adoption permitted. The Company adopted the guidance effective in the second quarter of fiscal year 2011. The adoption of the amended guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued an update that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. It is effective for the Company in the first quarter of fiscal year 2013 and should be applied retrospectively. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

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

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Years Ended June 30,
	2011	2010(2)	2009(2)
	(In thousands, except per share data)

Numerator:
Basic:
Net income	$27,214	$20,584	$17,274
8% non-cumulative dividends on convertible preferred stock	—	(2,018)	(3,276)
Undistributed earnings allocated to convertible preferred stock	—	(5,784)	(8,599)

Net income attributable to common stockholders — basic	$27,214	$12,782	$5,399

Diluted:
Net income attributable to common stockholders — basic	$27,214	$12,782	$5,399
Undistributed earnings re-allocated to common stock	—	419	399

Net income attributable to common stockholders — diluted	$27,214	$13,201	$5,798

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	46,222	25,616	13,294

Diluted:
Weighted average shares of common stock used in computing basic net income per share	46,222	25,616	13,294
Weighted average effect of dilutive securities:
Stock options	2,845	2,813	1,677
Restricted stock units	63	—	—

Weighted average shares of common stock used in computing diluted net income per share	49,130	28,429	14,971

Net income per share attributable to common stockholders:
Basic	$0.59	$0.50	$0.41

Diluted	$0.55	$0.46	$0.39

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive:(1)	2,689	2,918	4,740

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

(2)	Earnings per share for the fiscal years ended June 30, 2010 and 2009 include the effects of the convertible preferred stock under the two-class method before its conversion in connection with the IPO.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

4.	Marketable Securities and Fair Value Measurements

Marketable Securities

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Investments with maturities greater than three months at the date of purchase are classified as marketable securities. The Company’s investments have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of stockholders’ equity. The cost of securities sold is based upon the specific identification method.

As of June 30, 2011 and 2010, the Company did not hold securities that had maturity dates greater than one year.

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of June 30, 2011 and 2010:

	As of June 30, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

US municipal securities	$23,625	$12	$—	$23,637
Certificates of deposit	19,046	—	10	19,036
Money market funds	51,654	—	—	51,654

	$94,325	$12	$10	$94,327

	As of June 30, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Money market funds	$133,128	$—	$—	$133,128

	$133,128	$—	$—	$133,128

The Company did not realize any gains or losses from sales of its investments in fiscal years 2011, 2010 or 2009.

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

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Level 3 — Inputs are unobservable inputs based on the Company’s assumptions.

The financial instruments held by the Company as of June 30, 2011 and 2010 were categorized as follows in the fair value hierarchy:

	Fair Value Measurements as of June 30, 2011 Using
		Quoted Prices in	Significant Other
		Active Markets	Observable
		for Identical Assets	Inputs
	Total	(Level 1)	(Level 2)

US municipal securities	$23,637	$—	$23,637
Certificates of deposit	19,036	—	19,036
Money market funds	51,654	51,654	—

	$94,327	$51,654	$42,673

	Fair Value Measurements as of June 30, 2010 Using
		Quoted Prices in	Significant Other
		Active Markets	Observable
		for Identical Assets	Inputs
	Total	(Level 1)	(Level 2)

Money market funds	$133,128	$133,128	$—

	$133,128	$133,128	$—

5.	Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net are comprised of the following:

	June 30,
	2011	2010

Accounts receivable	$50,948	$54,224
Less: Allowance for doubtful accounts	(276)	(324)
Less: Allowance for sales returns	(2,447)	(2,434)

	$48,225	$51,466

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Property and Equipment, Net

Property and equipment, net is comprised of the following:

	June 30,
	2011	2010

Computer equipment	$11,448	$11,506
Software	6,344	5,946
Furniture and fixtures	2,404	1,976
Leasehold improvements	1,863	917
Internal software development costs	16,711	14,870

	38,770	35,215
Less: Accumulated depreciation and amortization	(29,895)	(29,796)

	$8,875	$5,419

Depreciation expense was $3,629, $2,227 and $2,742 for fiscal years 2011, 2010 and 2009, respectively. Amortization expense related to internal software development costs was $1,478, $1,275 and $1,500 for fiscal years 2011, 2010 and 2009, respectively.

Accrued liabilities

Accrued liabilities are comprised of the following:

	June 30,
	2011	2010

Accrued media costs	$17,516	$15,760
Accrued compensation and related expenses	12,403	11,872
Accrued taxes payable	517	642
Accrued professional service and other business expenses	2,802	1,870

Total accrued liabilities	$33,238	$30,144

6.	Acquisitions

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

	$35,483

Other Acquisitions in Fiscal Year 2011

During fiscal year 2011, in addition to the acquisitions of CarInsurance.com and Insurance.com, the Company acquired operations from 13 other online publishing businesses in exchange for $4,722 in cash paid upon closing of the acquisitions and $864 in non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to three years. The Company also recorded $4,500 in earn-out payments related to a prior period acquisition as addition to goodwill. The aggregate purchase price recorded was as follows:

Amount

Cash	$9,222
Fair value of debt (net of $36 of imputed interest)	828

$10,050

The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. Goodwill deductible for tax purposes is $7,914. The following table summarizes the preliminary allocation of the purchase prices of these other acquisitions and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated	Estimated
	Fair Value	Useful Life

Customer/publisher relationships	$233	3-5 years
Content	1,274	3-5 years
Website/trade/domain names	541	4-5 years
Noncompete agreements	88	1-3 years
Goodwill	7,914	Indefinite

	$10,050

Acquisitions in Fiscal Year 2010

In fiscal year 2010, the Company acquired the website business of Internet.com, a division of WebMediaBrands, Inc., a New York-based Internet media company, to broaden its media access and client base

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

in the business-to-business market, the website business Insure.com, from Life Quotes, Inc., an Illinois-based online marketing company for its capacity to generate online visitors in the financial services market, 100% of the outstanding shares of Payler Corp. D/B/A HSH Associates Financial Publishers (“HSH”), a New Jersey-based online marketing business, for its capacity to generate online visitors in the financial services market, as well as 30 other online publishing businesses. The Company also recorded $4,500 in earn-out payments related to a prior period acquisition as addition to goodwill.

The total purchase prices recorded were as follows:

	Internet.com	Insure.com	HSH	Other	Total

Cash	$15,943	$15,000	$6,000	$29,882	$66,825
Fair value of debt (net of imputed interest)	1,654	976	3,759	8,112	14,501

	$17,597	$15,976	$9,759	$37,994	$81,326

The acquisitions were accounted for as a purchase business combinations. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill deductible for tax purposes is $50,893. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisitions:

						Estimated
	Internet.com	Insure.com	HSH	Other	Total	Useful Life

Tangible assets acquired	$3,136	$—	$50	$45	$3,231
Liabilities assumed	(503)	—	(1,695)	—	(2,198)
Customer/publisher/advertiser relationships	1,300	900	1,100	1,150	4,450	1-7 years
Content	2,400	3,900	1,400	8,384	16,084	1-8 years
Website/trade/domain names	2,500	1,250	800	2,748	7,298	5-8 years
Acquired technology	—	—	—	199	199	3 years
Noncompete agreements	200	—	—	224	424	2-3 years
Goodwill	8,564	9,926	8,104	25,244	51,838	Indefinite

	$17,597	$15,976	$9,759	$37,994	$81,326

Acquisitions in Fiscal Year 2009

In fiscal year 2009, the Company acquired 100% of the outstanding shares of CardRatings, an Arkansas-based online marketing company for its capacity to generate online visitors in the financial services market, as well as 33 other online publishing businesses. The Company also recorded $4,500 in earn-out payments related to a prior period acquisition as addition to goodwill.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The total purchase prices recorded were as follows:

	CardRatings	Other	Total

Cash	$10,372	$19,106	$29,478
Fair value of debt (net of imputed interest)	4,278	3,873	8,151
Acquisition related costs	20	134	154

	$14,670	$23,113	$37,783

The acquisitions were accounted for as a purchase business combinations. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisitions:

				Estimated
	CardRatings	Other	Total	Useful Life

Tangible assets acquired	$834	$—	$834
Liabilities assumed	(206)	(22)	(228)
Customer/publisher/advertiser relationships	2,325	1,952	4,277	1-7 years
Content	140	2,538	2,678	1-6 years
Website/trade/domain names	776	2,418	3,194	5 years
Acquired technology	—	392	392	3 years
Noncompete agreements	124	236	360	2-3 years
Goodwill	10,677	15,599	26,276	Indefinite

	$14,670	$23,113	$37,783

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2010. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets and the related tax effects as though the aforementioned companies were acquired as of the beginning of fiscal year 2010. The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2010.

	Fiscal Year Ended June 30,
	2011	2010

Net revenue	$404,777	$348,793
Net income	27,981	13,804
Basic net income per share	$0.61	$0.23
Diluted net income per share	$0.57	$0.23

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

7.	Intangibles Assets, Net and Goodwill

Intangible assets, net consisted of the following:

	June 30, 2011			June 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer/publisher/advertiser relationships	$29,269	$(16,892)	$12,377	$26,656	$(11,455)	$15,201
Content	56,663	(25,142)	31,521	34,969	(16,454)	18,515
Website/trade/domain names	23,533	(8,569)	14,964	15,701	(5,198)	10,503
Acquired technology and others	20,190	(13,205)	6,985	11,477	(8,540)	2,937

	$129,655	$(63,808)	$65,847	$88,803	$(41,647)	$47,156

Amortization of intangible assets was $22,165, $15,289 and $11,736 for fiscal years 2011, 2010 and 2009, respectively.

Amortization expense for the Company’s acquisition-related intangible assets as of June 30, 2011 for each of the next five years and thereafter is as follows:

Year Ending June 30,

2012	$20,921
2013	15,335
2014	10,643
2015	6,736
2016	4,745
Thereafter	7,467

$65,847

The changes in the carrying amount of goodwill for fiscal years 2011 and 2010 were as follows:

	DMS	DSS	Total

Balance at June 30, 2009	$105,513	$1,231	$106,744
Additions	51,838	—	51,838
Balance at June 30, 2010	$157,351	$1,231	$158,582
Additions	53,274	—	53,274

Balance at June 30, 2011	$210,625	$1,231	$211,856

The additions to goodwill relate to the Company’s acquisitions as described in Note 6, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

8.	Income Taxes

The components of income before income taxes are as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009

US	$44,270	$35,987	$30,806
Foreign	831	873	377

	$45,101	$36,860	$31,183

The components of the provision for taxes are as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009

Current
Federal	$18,581	$17,555	$14,018
State	2,741	5,827	3,808
Foreign	186	(88)	164

	21,508	23,294	17,990
Deferred
Federal	$(3,260)	$(6,005)	$(4,109)
State	(324)	(981)	94
Foreign	(37)	(32)	(66)

	(3,621)	(7,018)	(4,081)

	$17,887	$16,276	$13,909

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009

Federal tax rate	35.0%	35.0%	35.0%
States taxes, net of federal benefit	3.2%	8.1%	8.2%
Stock-based compensation expense	2.8%	4.4%	2.8%
Other	(1.3)%	(3.3)%	(1.4)%

Effective income tax rate	39.7%	44.2%	44.6%

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The components of the current and long-term deferred tax assets, net are as follows:

	Fiscal Year Ended June 30,
	2011	2010

Current:
Reserves and accruals	$6,424	$4,780
Stock options	1,954	1,545
Deferred revenue	959	190
Other	916	1,884
Net operating loss	—	129

Total current deferred tax assets	$10,253	$8,528

Noncurrent
Stock options	$5,861	$4,634
Intangible assets	1,156	(462)
Net operating loss	—	169
Fixed assets	(1,161)	(211)
Foreign	10	11

Total noncurrent deferred tax assets	5,866	4,141
Valuation allowance	—	(169)

Noncurrent deferred tax assets, net	$5,866	$3,972

Total deferred tax assets, net	$16,119	$12,500

Management periodically evaluates the realizability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of June 30, 2011 the Company determined that no valuation allowance is required as it believes it is more likely than not to realize all its deferred tax assets in the foreseeable future.

As of June 30, 2011, the Company had no operating loss carryforwards for federal or state income tax purposes. The California net operating loss of $2,494 as of June 30, 2010 was utilized in fiscal year 2011.

United States federal income taxes have not been provided for the $1,565 of cumulative undistributed earnings of the Company’s foreign subsidiaries as of June 30, 2011. The Company’s present intention is that such undistributed earnings be permanently reinvested offshore, with the exception of the undistributed earnings of its Canadian subsidiary. The Company would be subject to additional United States taxes if these earnings were repatriated. The amount of the unrecognized deferred income tax liability related to these earnings is not material to the consolidated financial statements.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year
	2011	2010	2009

Balance at the beginning of the year	$2,014	$2,617	$2,248
Gross increases — current period tax positions	493	219	868
Gross decreases — current period tax positions		—	(293)
Reductions as a result of lapsed statute of limitations	(195)	(99)	(206)
Gross decreases — settlements with tax authorities	—	(723)	—

Balance at the end of the year	$2,312	$2,014	$2,617

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes. As of June 30, 2011, the Company has accrued $572 for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on the Company’s consolidated balance sheet.

As of June 30, 2011, unrecognized tax benefits of $2,312, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2007. The California Franchise Tax Board (“FTB”) is examining the Company’s California income tax return for its fiscal years ended June 30, 2007 and 2008. The audit is currently in progress with no estimated completion date. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. As of June 30, 2011, the tax years 2008 through 2010 remain open in the U.S., the tax years 2006 through 2010 remain open in the various state jurisdictions, and the tax years 2006 through 2010 remain open in various foreign jurisdictions.

9.	Debt

Promissory Notes

During fiscal years 2011, 2010 and 2009, the Company issued total promissory notes for the acquisition of businesses of $3,311, $14,501 and $8,151, respectively, net of imputed interest amounts of $193, $842 and $1,117, respectively. All of the promissory notes are non-interest-bearing. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. Accretion of promissory notes of $523, $1,188 and $1,461 was recorded as interest expense during fiscal years 2011, 2010 and 2009, respectively. Certain of the promissory notes are secured by the assets acquired with respect to which the notes were issued.

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

Borrowings under the credit facility are collateralized by the Company’s assets and interest is payable at specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net and acquisition costs for business combinations. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends. In addition, the Company is required to maintain financial ratios computed as follows:

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

Under the terms of the credit facility the Company must maintain a minimum quick ratio of 1.15:1.00, a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.50:1.00, and the terms also require the Company to comply with other nonfinancial covenants. The Company was in compliance with the covenants as of June 30, 2011 and 2010.

Upfront arrangement fees incurred in connection with the credit facility are deferred and amortized over the remaining term of the arrangement. As of June 30, 2011 and 2010, $30,188 and $34,150, respectively, was outstanding under the term loan. Under the revolving credit line $66,553 and $41,753 was outstanding as of June 30, 2011 and 2010, respectively.

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Debt Maturities

The maturities of debt as of June 30, 2011 were as follows:

	Promissory	Credit
Year Ending June 30,	Notes	Facility

2012	$3,597	$7,000
2013	4,958	12,688
2014	1,802	77,053
2015	560	—
2016	50	—

	10,967	96,741
Less: imputed interest and unamortized discounts	(422)	(1,238)
Less: current portion	(3,526)	(6,512)

Noncurrent portion of debt	$7,019	$88,991

Letters of Credit

The Company has a $350 letter of credit agreement with a financial institution that is used as collateral for fidelity bonds placed with an insurance company and a $500 letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 days of the annual expiration date.

10.	Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through fiscal year 2018. Rent expense for fiscal years 2011, 2010 and 2009, was $3,259, $3,091 and $2,550, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2011 were as follows:

Operating
Year Ending June 30,	Leases

2012	$1,881
2013	2,934
2014	3,036
2015	2,899
2016	2,837
Thereafter	5,875

$19,462

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The lease for the Company’s previous corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expired in October 2010.

In February 2010, the Company entered into a new lease agreement for office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The Company has the option to extend the term of the lease twice by one additional year. The monthly base rent is abated for the first year of the lease, then will be $118 in the second year and $182 in the third year of the lease term. In the following years the monthly base rent will increase approximately 3% annually.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2011 and 2010, respectively.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited; however, the Company believes the estimated fair value of these indemnity provisions is minimal, and accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2011 and 2010, respectively.

During fiscal year 2009, the Company settled an indemnity obligation with respect to one litigation matter. See discussion below for further details.

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

In September 2010, a patent infringement lawsuit was filed against the Company by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that the Company has infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. Subsequently, LendingTree filed a first amended complaint adding an additional defendant. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as its lead generation in certain client verticals. While the Company intends to vigorously defend its position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.

11.	Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2011, 20010 and 2009, the Company recorded stock-based compensation expense of $13,950, $13,371 and $6,173, respectively, resulting in the recognition of related excess tax benefits of $7,292, $1,780 and $474, respectively. The Company included as part of cash flows from financing activities a gross benefit of tax deductions of $7,458, $1,859 and $474 in fiscal years 2011, 2010 and 2009, respectively, related to stock-based compensation.

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

An aggregate of 2,535,761 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2011, and this amount will be increased by any outstanding stock awards that expire or

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance may be increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. As of June 30, 2011, 2,237,845 shares were available for issuance under the 2010 Incentive Plan.

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

An aggregate of 500,000 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2011. This amount may be increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. As of June 30, 2011, 380,000 shares were available for issuance under the Directors’ Plan.

In July 2011, the Company increased the number of shares of common stock reserved for issuance under the 2010 Incentive Plan and the Directors’ Plan by 2,369,371 shares and 320,000 shares, respectively.

Valuation Assumptions

The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. The Company calculates the weighted average expected life of options using the simplified method pursuant to the accounting guidance for share-based payments as it does not have sufficient historical exercise experience. Since the Company’s does not have extensive trading history, the Company estimates the expected volatility of its common stock based on the historical volatility of comparable public companies over the stock option’s expected term. The Company has no history or expectation of paying cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock options.

The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options in fiscal years 2011, 2010 and 2009 were as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009

Expected term (in years)	4.6	4.6	4.6
Expected volatility	54%	67%	62%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	2.4%	2.8%
Grant date fair value	$7.81	$9.42	$5.28

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

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Stock Option Award Activity

The following table summarizes the stock option award activity under the Plans for fiscal year 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(in Years)	Value

Outstanding at June 30, 2010	11,796,062	$9.79
Granted	691,600	16.93
Exercised	(2,317,730)	7.32
Forfeited	(790,986)	12.04
Expired	(30,411)	14.71

Outstanding at June 30, 2011	9,348,535	$10.73	4.51	$31,568

Vested and expected-to-vest at June 30, 2011(1)	8,731,144	$10.58	4.46	$30,270

Vested and exercisable at June 30, 2011	6,541,612	$9.51	4.16	$26,357

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised during fiscal years 2011, 2010 and 2009, respectively:

	Fiscal Year Ended June 30,
	2011	2010	2009

Intrinsic value	$25,795	$8,001	$1,365
Cash received	16,967	1,640	304
Tax benefit	9,612	2,129	544

As of June 30, 2011, there was $27,861 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Plans for fiscal year 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual Life	Intrinsic
	Shares	Fair Value	(in Years)	Value

Outstanding at June 30, 2010	—	$—
Granted	453,620	14.33
Vested	—	—
Forfeited	(48,860)	14.63

Outstanding at June 30, 2011	404,760	$14.29	2.13	$5,254

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

As of June 30, 2011, there was $5,769 of total unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted average period of 4.2 years.

12.	Stockholders’ Equity

Initial Public Offering of Common Stock

In February 2010, the Company completed its initial public offering (“IPO”), whereby it sold 10,000,000 shares of common stock at a price of $15.00 per share. The Company received $136,684 net of offering costs of $13,316. In conjunction with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted on a one-for-one basis into 21,176,533 shares of common stock.

Stock Repurchases

The Company repurchased 79,800 and 163,275 shares of its outstanding common stock at a total cost of $715 and $1,337 and an average cost of $8.96 and $8.19 per share in fiscal year 2010 and 2009, respectively. These shares have been accounted for as treasury stock.

13.	Related Party Transactions

Katrina Boydon serves as the Company’s Vice President of Content and Compliance and is the sister of Bronwyn Syiek, the Company’s President and Chief Operating Officer. In fiscal years 2011, 2010 and 2009, Ms. Boydon received a base salary of $203, $193 and $184 per year, respectively, and a bonus payout of $69, $67 and $51, respectively. In fiscal years 2010 and 2009, Ms. Boydon was granted options to purchase an aggregate of 45,000 and 30,000 shares of the Company’s common stock, respectively. Ms. Boydon’s fiscal year 2012 base salary is $214 per year, and she has a fiscal year 2012 target bonus of $75.

Rian Valenti serves as a client strategy and development manager and is the son of Doug Valenti, the Company’s Chief Executive Officer and Chairman. Mr. Rian Valenti joined the Company in fiscal year 2009. In fiscal years 2011, 2010 and 2009, Mr. Rian Valenti received a base salary of $62, $54 and $52 per year, and a commission payout of $32, $23 and $2, respectively. In fiscal year 2011 and 2009, Mr. Rian Valenti was granted 750 restricted stock units and options to purchase an aggregate of 1,500 shares of the Company’s common stock, respectively. Mr. Rian Valenti’s fiscal year 2012 base salary is $75 per year, and he has a fiscal year 2012 commission opportunity of $55.

The Company had a preferred publisher agreement with Remilon, an online publishing entity, one of whose primary owners is the brother-in-law of one of the Company’s Executive Vice Presidents. Under the preferred publisher agreement, the Company paid commissions for qualified leads generated from links on Remilon’s website. In fiscal years 2010 and 2009, the Company paid commissions to Remilon of $2,226 and $4,204, respectively. The publisher agreement expired in October 2009. There were no amounts payable at June 30, 2010 or 2011.

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

The Company does not allocate all of its assets, or its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense and income tax expense by segment. Accordingly, the Company does not report such information.

Summarized information by segment was as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009

Net revenue by segment:
DMS	$401,703	$333,090	$257,420
DSS	1,318	1,745	3,107

Total net revenue	403,021	334,835	260,527

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	89,590	70,423	55,251
DSS	721	956	1,621

Total segment operating income before depreciation, amortization, and stock-based compensation expense	90,311	71,379	56,872
Depreciation and amortization	(27,272)	(18,791)	(15,978)
Stock-based compensation expense	(13,950)	(13,371)	(6,173)

Total operating income	$49,089	$39,217	$34,721

The following tables set forth net revenue and long-lived assets by geographic area:

	Fiscal Year Ended June 30,
	2011	2010	2009

Net revenue:
United States	$401,673	$334,131	$259,965
International	1,348	704	562

Total net revenue	$403,021	$334,835	$260,527

		June 30	June 30,
		2011	2010
Long-lived assets:
United States		$8,641	$5,193
International		234	226

Total long-lived assets		$8,875	$5,419

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

15.	Subsequent Events

Acquisition of NarrowCast Group, LLC (IT Business Edge or “ITBE”)

On August 25, 2011, the Company acquired 100% of the outstanding equity interests of ITBE, in exchange for $23,961 in cash paid upon closing of the acquisition. The results of ITBE’s operations will be included in the consolidated financial statements following the acquisition date. The Company acquired ITBE to broaden its media access in the business-to-business market.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets,

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(iii) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2011.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors is incorporated herein by reference from the section entitled “Election of Class II Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2011.

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Registrant,” because we will not furnish such information in our definitive proxy statement prepared in accordance with Schedule 14A.

The information required by this item with respect to section 16(a) of the Exchange Act is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and all others performing similar functions. The Code of Conduct and Ethics is available on the investor relations section of the Company’s website at http://investor.quinstreet.com.

Item 11.	Executive Compensation

The information required by this item will be set forth in the sections entitled “Report of the Compensation Committee”, “Board of Directors” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the sections entitled “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the section entitled “Ratification of the Selection of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the sections entitled “Report of the Compensation Committee”, “Board of Directors” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We have filed the following documents are part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

Allowance for doubtful accounts receivables and sales returns

		Charged to
	Balance at the	Expenses/	Write-offs	Balance at
	Beginning of	Against the	Net of	the End of
	the Year	Revenue	Receivables	the Year

Fiscal year 2009	$2,161	$1,463	$(115)	$3,509
Fiscal year 2010	$3,509	$263	$(1,014)	$2,758
Fiscal year 2011	$2,758	$1,156	$(1,191)	$2,723

Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenue.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit
No.		Description of Exhibit

2	.1(11)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.
3	.1(6)	Amended and Restated Certificate of Incorporation.
3	.2(7)	Amended and Restated Bylaws.

Exhibit
No.		Description of Exhibit

4	.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.
4	.2(1)	Second Amended and Restated Investor Rights Agreement, by and between QuinStreet, Inc., Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.
10	.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.
10	.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).
10	.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).
10	.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).
10	.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

10	.6(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).
10	.7(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).
10	.8(2)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.
10	.9(2)+	Form of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.
10	.10(2)+	Form of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.
10	.11*+	Form of Incremental Bonus Plan.
10	.12(3)+	Annual Incentive Plan.
10	.13(3)	Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent, dated as of January 14, 2010.
10	.13.1(8)	New Lender Addendum by U.S. Bank National Association, dated February 2, 2011, to the Amended and Restated Revolving Credit and Term Loan Agreement dated January 14, 2011.
10	.13.2(9)	New Lender Addendum by Bank of the West, dated February 2, 2011, to the Amended and Restated Revolving Credit and Term Loan Agreement dated January 14, 2011
10	.13.3(10)	Revised Schedule 1.2, dated February 2, 2011, to the Amended and Restated Revolving Credit and Term Loan Agreement dated January 14, 2011.
10	.14(3)	Security Agreement, by and among QuinStreet, Inc., certain subsidiaries of QuinStreet, Inc. and Comerica Bank as Administrative Agent, dated as of September 29, 2008.
10	.15(3)#	QuinStreet Merchant Agreement, dated as of October 3, 2001, by and between QuinStreet, Inc. and DeVry, Inc.
10	.16(3)#	Letter Agreement, dated as of December 2, 2003, by and between QuinStreet, Inc. and DeVry, Inc.
10	.17(3)#	Letter Agreement by and between QuinStreet, Inc. and DeVry, Inc.
10	.18(3)#	Letter Agreement, dated as of October 5, 2007, by and between QuinStreet, Inc. and DeVry, Inc.
10	.19(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.
10	.20(5)	Office Lease Metro Center, dated as of February 24, 2010, between the registrant and CA-Metro Center Limited Partnership.
21	.1*	List of subsidiaries.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31	.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit
No.		Description of Exhibit

31	.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.
32	.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

#	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.

(2)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(4)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s quarterly report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.

(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(8)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on February 2, 2011.

(9)	Incorporated by reference to Exhibit 10.2 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on February 2, 2011.

(10)	Incorporated by reference to Exhibit 10.3 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on February 2, 2011.

(11)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on November 8, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2011.

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

Signature	Title	Date

/s/ Douglas Valenti Douglas Valenti	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 29, 2011

/s/ Kenneth Hahn Kenneth Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 29, 2011

/s/ Bronwyn Syiek Bronwyn Syiek	President, Chief Operating Officer and Director	August 29, 2011

/s/ William Bradley William Bradley	Director	August 29, 2011

/s/ John G. McDonald John G. McDonald	Director	August 29, 2011

/s/ Gregory Sands Gregory Sands	Director	August 29, 2011

/s/ James Simons James Simons	Director	August 29, 2011

/s/ Glenn Solomon Glenn Solomon	Director	August 29, 2011

/s/ Dana Stalder Dana Stalder	Director	August 29, 2011

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

2	.1(11)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.
3	.1(6)	Amended and Restated Certificate of Incorporation.
3	.2(7)	Amended and Restated Bylaws.
4	.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.
4	.2(1)	Second Amended and Restated Investor Rights Agreement, by and between QuinStreet, Inc., Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.
10	.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.
10	.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).
10	.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).
10	.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).
10	.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

10	.6(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).
10	.7(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).
10	.8(2)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.
10	.9(2)+	Form of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.
10	.10(2)+	Form of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.
10	.11*+	Form of Incremental Bonus Plan.
10	.12(3)+	Annual Incentive Plan.
10	.13(3)	Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent, dated as of January 14, 2010.
10	.13.1(8)	New Lender Addendum by U.S. Bank National Association, dated February 2, 2011, to the Amended and Restated Revolving Credit and Term Loan Agreement dated January 14, 2011.
10	.13.2(9)	New Lender Addendum by Bank of the West, dated February 2, 2011, to the Amended and Restated Revolving Credit and Term Loan Agreement dated January 14, 2011
10	.13.3(10)	Revised Schedule 1.2, dated February 2, 2011, to the Amended and Restated Revolving Credit and Term Loan Agreement dated January 14, 2011.
10	.14(3)	Security Agreement, by and among QuinStreet, Inc., certain subsidiaries of QuinStreet, Inc. and Comerica Bank as Administrative Agent, dated as of September 29, 2008.
10	.15(3)#	QuinStreet Merchant Agreement, dated as of October 3, 2001, by and between QuinStreet, Inc. and DeVry, Inc.
10	.16(3)#	Letter Agreement, dated as of December 2, 2003, by and between QuinStreet, Inc. and DeVry, Inc.
10	.17(3)#	Letter Agreement by and between QuinStreet, Inc. and DeVry, Inc.
10	.18(3)#	Letter Agreement, dated as of October 5, 2007, by and between QuinStreet, Inc. and DeVry, Inc.
10	.19(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.
10	.20(5)	Office Lease Metro Center, dated as of February 24, 2010, between the registrant and CA-Metro Center Limited Partnership.

Exhibit
No.		Description of Exhibit

21	.1*	List of subsidiaries.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31	.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.
31	.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.
32	.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

#	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.

(2)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(4)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s quarterly report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.

(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(8)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on February 2, 2011.

(9)	Incorporated by reference to Exhibit 10.2 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on February 2, 2011.

(10)	Incorporated by reference to Exhibit 10.3 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on February 2, 2011.

(11)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on November 8, 2011.