Form 10-Q
period 2011-09-30
QUINSTREET, INC
filed 2011-11-08
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2011: 47,641,625

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$106,469	$132,290
Marketable securities	38,831	34,927
Accounts receivable, net	56,982	48,225
Deferred tax assets	10,253	10,253
Prepaid expenses and other assets	2,771	5,773

Total current assets	215,306	231,468
Property and equipment, net	9,650	8,875
Goodwill	227,977	211,856
Other intangible assets, net	72,954	65,847
Deferred tax assets, noncurrent	5,864	5,866
Other assets, noncurrent	983	1,012

Total assets	$532,734	$524,924

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,055	$23,300
Accrued liabilities	27,830	33,238
Deferred revenue	2,247	2,531
Debt	14,377	10,038

Total current liabilities	72,509	69,107
Debt, noncurrent	89,424	96,010
Other liabilities, noncurrent	4,882	4,418

Total liabilities	166,815	169,535

Commitments and contingencies (See Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 49,779,679 and 49,564,877 shares issued, and 47,602,227 and 47,387,425 shares outstanding at September 30, 2011 and June 30, 2011, respectively	50	50
Additional paid-in capital	260,696	255,689
Treasury stock, at cost (2,177,452 shares at September 30, 2011 and June 30, 2011)	(7,779)	(7,779)
Accumulated other comprehensive income	80	51
Retained earnings	112,872	107,378

Total stockholders’ equity	365,919	355,389

Total liabilities and stockholders’ equity	$532,734	$524,924

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net revenue	$101,224	$103,616
Cost of revenue (1)	75,748	73,629

Gross profit	25,476	29,987
Operating expenses: (1)
Product development	6,074	5,551
Sales and marketing	4,034	4,745
General and administrative	5,217	4,722

Operating income	10,151	14,969
Interest income	38	67
Interest expense	(1,083)	(989)
Other income (expense), net	(31)	164

Income before income taxes	9,075	14,211
Provision for taxes	(3,581)	(6,710)

Net income	$5,494	$7,501

Net income per share:
Basic	$0.12	$0.17

Diluted	$0.11	$0.16

Weighted average shares used in computing net income per share:
Basic	47,505	45,098
Diluted	48,975	47,112

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:
Cost of revenue	$1,179	$1,144
Product development	660	724
Sales and marketing	779	1,206
General and administrative	756	656

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$5,494	$7,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,108	5,897
Provision for sales returns and doubtful accounts receivable	36	(470)
Stock-based compensation	3,374	3,730
Excess tax benefits from stock-based compensation	(35)	(287)
Other non-cash adjustments, net	243	15
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,087)	(10,008)
Prepaid expenses and other assets	3,155	(1,852)
Other assets, noncurrent	29	20
Accounts payable	4,487	6,960
Accrued liabilities	(7,307)	(2,727)
Deferred revenue	(339)	70
Other liabilities, noncurrent	519	(5)

Net cash provided by operating activities	10,677	8,844

Cash Flows from Investing Activities
Capital expenditures	(753)	(902)
Business acquisitions, net of notes payable and cash acquired	(30,204)	(34,121)
Internal software development costs	(559)	(384)
Purchases of marketable securities	(9,610)	—
Proceeds from sales and maturities of marketable securities	5,433	—
Other investing activities	28	(6)

Net cash used in investing activities	(35,665)	(35,413)

Cash Flows from Financing Activities
Payments for issuance of common stock	—	(5)
Proceeds from exercise of common stock options	1,817	2,095
Principal payments on bank debt	(1,313)	(900)
Principal payments on acquisition-related notes payable	(1,213)	(3,365)
Excess tax benefits from stock-based compensation	35	287
Withholding taxes related to restricted stock net share settlement	(184)	—

Net cash used in financing activities	(858)	(1,888)

Effect of exchange rate changes on cash and cash equivalents	25	(19)
Net decrease in cash and cash equivalents	(25,821)	(28,476)
Cash and cash equivalents at beginning of period	132,290	155,770

Cash and cash equivalents at end of period	$106,469	$127,294

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	1,048	1,006
Cash paid for taxes	113	5,763
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	161	2,870

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is an online vertical marketing and media company. The Company was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. The Company provides vertically oriented customer acquisition programs for its clients. The Company also provides hosted solutions for direct selling companies. The corporate headquarters are located in Foster City, California, with offices in Arkansas, Florida, Kentucky, Massachusetts, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, India and the United Kingdom.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2011 and for the three months ended September 30, 2011 and 2010 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC on August 30, 2011. The condensed consolidated balance sheet as of June 30, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at September 30, 2011, its condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010, and its condensed consolidated statements of cash flows for the three months ended September 30, 2011 and 2010. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012 or any other future period.

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

Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the consolidated financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no significant changes in the accounting policies subsequent to June 30, 2011.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

Concentrations of Credit Risk

One client represented 10% of net accounts receivable as of September 30, 2011. No client represented 10% or more of net accounts receivable as of June 30, 2011 or 10% or more of net revenue for any period presented.

Recent Accounting Pronouncements

In September 2011, the FASB issued an update to the accounting standard for goodwill and intangibles. The revised standard is intended to simplify the goodwill impairment test by providing an option to first perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate the adoption of the revised standard on July 1, 2012 to have a material effect on its consolidated financial statements.

3. Net Income Attributable to Common Stockholders and Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2011	2010
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$5,494	$7,501

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	47,505	45,098

Diluted:
Weighted average shares of common stock used in computing basic net income per share	47,505	45,098
Weighted average effect of dilutive securities:
Stock options	1,433	2,014
Restricted stock units	37	—

Weighted average shares of common stock used in computing diluted net income per share	48,975	47,112

Net income per share:
Basic	$0.12	$0.17

Diluted	$0.11	$0.16

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	4,461	5,348

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of September 30, 2011 and June 30, 2011:

	As of September 30, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US municipal securities	$28,580	$10	$—	$28,590
Certificates of deposit	14,246	—	4	14,242
Money market funds	56,463	—	—	56,463

	$99,289	$10	$4	$99,295

	As of June 30, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US municipal securities	$23,625	$12	$—	$23,637
Certificates of deposit	19,046	—	10	19,036
Money market funds	51,654	—	—	51,654

	$94,325	$12	$10	$94,327

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of September 30, 2011 and June 30, 2011, the Company did not hold securities that had maturity dates greater than one year.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. A hierarchy for inputs used in measuring fair value has been defined to minimize the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s view of the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

The securities held by the Company as of September 30, 2011 and June 30, 2011 were categorized as follows in the fair value hierarchy:

	Fair Value Measurements as of September 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
US municipal securities	$28,590	$—	$28,590
Certificates of deposit	14,242	—	14,242
Money market funds	56,463	56,463	—

	$99,295	$56,463	$42,832

	Fair Value Measurements as of June 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
US municipal securities	$23,637	$—	$23,637
Certificates of deposit	19,036	—	19,036
Money market funds	51,654	51,654	—

	$94,327	$51,654	$42,673

5. Acquisitions

Acquisitions in Fiscal Year 2012

Acquisition of NarrowCast Group, LLC (“IT Business Edge” or “ITBE”)

On August 25, 2011, the Company acquired 100% of the outstanding equity interests of ITBE, in exchange for $23,961 in cash paid upon closing of the acquisition. The results of ITBE’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired ITBE to broaden its media access in the business-to-business market.

Amount
Cash	$23,961

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

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$3,597
Liabilities assumed	(1,868)
Customer/publisher/advertiser relationships	3,230	5 years
Content	420	2 years
Website/trade/domain names	2,220	5 years
Registered user database and others	4,220	4 years
Noncompete agreements	100	3 years
Goodwill	12,042	Indefinite

	$23,961

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

Other Acquisitions in Fiscal Year 2012

During the three months ended September 30, 2011, in addition to the acquisition of ITBE, the Company acquired operations from five other online publishing businesses in exchange for $6,620 in cash paid upon closing of the acquisitions and $165 in non-interest-bearing, unsecured promissory notes payable over a period of one year. The aggregate purchase price recorded was as follows:

Amount
Cash	$6,620
Fair value of debt (net of $4 of imputed interest)	161

$6,781

The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase prices of these other acquisitions during the three months ended September 30, 2011 and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/relationships	$187	3 years
Content	1,538	2-3 years
Website/trade/domain names	364	4 years
Acquired technology and others	560	4-5 years
Noncompete agreements	53	1-3 years
Goodwill	4,079	Indefinite

	$6,781

Acquisitions in Fiscal Year 2011

In fiscal year 2011, the Company acquired 100% of the outstanding shares of Car Insurance.com, Inc., a Florida-based online insurance business, and certain of its affiliated companies, for its capacity to generate online visitors in the financial services market, the website business of Insurance.com, an Ohio-based online insurance business for its capacity to generate online visitors in the financial services market, as well as 13 other online publishing businesses. The Company also recorded $4,500 in earn-out payments related to a prior period acquisition as addition to goodwill.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

The total purchase prices recorded were as follows:

	CarInsurance.com	Insurance.com	Other	Total
Cash	$49,655	$33,000	$9,222	$91,877
Fair value of debt (net of imputed interest)	—	2,483	828	3,311

	$49,655	$35,483	$10,050	$95,188

The acquisitions were accounted for as purchase business combinations. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisitions:

	CarInsurance.com	Insurance.com	Other	Total	Estimated Useful Life
Tangible assets acquired	$661	$1,204	$—	$1,865
Liabilities assumed	(807)	—	—	(807)
Customer/publisher/advertiser relationships	260	2,120	233	2,613	3-7 years
Content	16,130	4,290	1,274	21,694	3-7 years
Website/trade/domain names	4,350	2,940	541	7,831	4-10 years
Acquired technology	3,000	5,530	—	8,530	2-4 years
Noncompete agreements	40	60	88	188	1-5 years
Goodwill	26,021	19,339	7,914	53,274	Indefinite

	$49,655	$35,483	$10,050	$95,188

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2011. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets and the related tax effects as though the acquisitions were effected as of the beginning of fiscal year 2011. The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2011.

	Three Months Ended September 30,
	2011	2010
Net revenue	$102,867	$107,954
Net income	5,131	7,410
Basic net income per share	$0.11	$0.16
Diluted net income per share	$0.10	$0.16

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

6. Intangible Assets, Net and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following:

	September 30, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$32,686	$(18,270)	$14,416	$29,269	$(16,892)	$12,377
Content	58,621	(27,459)	31,162	56,663	(25,142)	31,521
Website/trade/domain names	26,117	(9,513)	16,604	23,533	(8,569)	14,964
Acquired technology and others	25,124	(14,352)	10,772	20,190	(13,205)	6,985

	$142,548	$(69,594)	$72,954	$129,655	$(63,808)	$65,847

Amortization of intangible assets was $5,786 and $4,922 in the three months ended September 30, 2011 and 2010, respectively.

Future amortization expense for the Company’s acquisition-related intangible assets as of September 30, 2011 was as follows:

Year Ending June 30,	Amortization
2012 (remaining nine months)	$17,885
2013	18,274
2014	13,611
2015	9,158
2016	6,599
Thereafter	7,427

$72,954

The change in the carrying amount of goodwill in the Company’s Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”) operating segments for the three months ended September 30, 2011 was as follows:

	DMS	DSS	Total
Balance at June 30, 2011	$210,625	$1,231	$211,856
Additions	16,121	—	16,121

Balance at September 30, 2011	$226,746	$1,231	$227,977

In the three months ended September 30, 2011, the additions to goodwill relate to the Company’s acquisitions as described in Note 5, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors.

7. Debt

Promissory Notes

During the three months ended September 30, 2011 and 2010, the Company issued total promissory notes for the acquisition of businesses of $165 and $2,870, respectively, net of imputed interest amounts of $4 and $163, respectively. All of the promissory notes are non-interest-bearing and unsecured. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of promissory notes of $80 and $176 as interest expense for the three months ended September 30, 2011 and 2010, respectively.

Credit Facility

In February 2011, the Company increased its existing credit facility with a total borrowing capacity of $175,000 to $225,000. The new credit facility consists of a $35,000 four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually starting in fiscal year 2011, and a $190,000 four-year revolving credit line.

Borrowings under the credit facility are collateralized by the Company’s assets and interest is computed using specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense) and acquisition costs for business combinations. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends. In addition, the Company is required to maintain financial ratios computed as follows:

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

Under the terms of the credit facility the Company must maintain a minimum quick ratio of 1.15:1.00, a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.50:1.00, and the terms also require the Company to comply with other nonfinancial covenants. The Company was in compliance with the covenants as of September 30, 2011 and June 30, 2011.

Upfront arrangement fees incurred in connection with the credit facility are deferred and amortized over the remaining term of the arrangement as interest expense. As of September 30, 2011 and June 30, 2011, $28,875 and $30,188, respectively, was outstanding under the term loan. Under the revolving credit line $66,553 was outstanding as of both September 30, 2011 and June 30, 2011.

Refer to Note 12 for the replacement of the existing credit facility with a new credit facility subsequent to September 30, 2011.

Debt Maturities

The maturities of debt as of September 30, 2011 were as follows:

Year Ending June 30,	Promissory Notes	Credit Facility
2012 (remaining nine months)	$2,299	$5,688
2013	5,124	12,687
2014	1,823	77,053
2015	560	—
2016	50	—

	9,856	95,428
Less: imputed interest and unamortized discounts	(368)	(1,115)
Less: current portion	(6,115)	(8,262)

Noncurrent portion of debt	$3,373	$86,051

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

8. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended September 30, 2011 and 2010 was $853 and $670, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of September 30, 2011 were as follows:

Year Ending June 30,	Operating Leases
2012 (remaining nine months)	$1,810
2013	3,144
2014	3,251
2015	3,117
2016	3,060
2017 and thereafter	6,335

$20,717

In February 2010, the Company entered into a new lease agreement for office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The Company has the option to extend the term of the lease twice by one additional year. The monthly base rent is abated for the first year of the lease, is $118 in the second year, and $182 in the third year of the lease term. In subsequent years the monthly base rent will increase approximately 3% annually.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2011 and June 30, 2011.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is unlimited; however, the Company believes the estimated fair value of these indemnity provisions is minimal, and accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2011 and June 30, 2011.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

Litigation

In September 2010, a patent infringement lawsuit was filed against the Company by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that the Company has infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. Subsequently, LendingTree filed a first amended complaint adding an additional defendant. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as its lead generation in certain client verticals. While the Company intends to vigorously defend its position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed at this time.

9. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards and other forms of equity compensation, as well as performance cash awards under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”), or NQSOs and restricted stock units to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). To date, the Company has issued only ISOs, NQSOs and restricted stock units under the plans.

As of September 30, 2011, 4,905,132 shares were reserved and 2,661,002 shares were available for issuance under the 2010 Incentive Plan and 820,000 shares were reserved and 700,000 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
Expected term (in years)	4.6	4.6
Expected volatility	55%	54%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.1%	1.6%
Grant date fair value	$5.35	$5.68

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date.

Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

10. Stockholders’ Equity

The following table sets forth the components of comprehensive income for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Net income	$5,494	$7,501
Other comprehensive income (loss)
Unrealized gain on investments	4	—
Foreign currency translation adjustment	25	(19)

Comprehensive income	$5,523	$7,482

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

Summarized information by segment was as follows:

	Three Months Ended September 30,
	2011	2010
Net revenue by segment:
DMS	$100,841	$103,306
DSS	383	310

Total net revenue	101,224	103,616

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	20,378	24,432
DSS	255	164

Total segment operating income before depreciation, amortization, and stock-based compensation expense	20,633	24,596
Depreciation and amortization	(7,108)	(5,897)
Stock-based compensation expense	(3,374)	(3,730)

Total operating income	$10,151	$14,969

The following tables set forth net revenue and long-lived assets by geographic area:

	Three Months Ended September 30,
	2011	2010
Net revenue:
United States	$101,078	$103,395
International	146	221

Total net revenue	$101,224	$103,616

	September 30,	June 30,
	2011	2011
Long-lived assets:
United States	$9,242	$8,641
International	408	234

Total long-lived assets	$9,650	$8,875

12. Subsequent Events

Credit Facility

On November 4, 2011, the Company replaced its existing $225,000 credit facility with a new $300,000 credit facility. The new facility consists of a $100,000 five-year term loan, with principal amortization of 5%, 10%, 15%, 20% and 50% annually, and a $200,000 five-year revolving credit line.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(In thousands, except share and per share data)

(Unaudited)

Borrowings under the credit facility are collateralized by the Company’s assets and interest is payable at specified margins above either the LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 1.625% to 2.375% or Prime + 0.625% to 1.375% for the revolving credit line and from LIBOR + 2.00% to 2.75% or Prime + 1.00% to 1.75% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), and acquisition costs for business combinations. The interest rate margins for the new facility are 0.50% less than the commensurate margins under the Company’s previous credit facility. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in November 2016. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends. In addition, the Company is required to maintain financial ratios computed as follows:

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

2. Funded debt to adjusted EBITDA: ratio of (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of adjusted EBITDA.

Under the terms of the credit facility, the Company must maintain a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 3.00:1.00, and the terms also require the Company to comply with other nonfinancial covenants. The Company was in compliance with all covenants as of the execution of the facility.

Upfront arrangement fees incurred in connection with the credit facility totaled $1,500 and will be deferred and amortized over the remaining term of the arrangement. In connection with the replacement of the previous credit facility, the Company will accelerate amortization of approximately $400 of unamortized deferred upfront costs incurred in connection with the previous credit facility in the three months ending December 31, 2011.

Stock Repurchase Program

On November 3, 2011, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $50,000 of its outstanding shares of common stock. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time. The amount authorized by the Company’s board of directors excludes broker commissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission (“SEC”) on August 30, 2011.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II — Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC on August 30, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our Direct Marketing Services, or DMS, business accounted for substantially all of our net revenue in both the three months ended September 30, 2011 and 2010, respectively. Our DMS business derives net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals are education and financial services. Our education client vertical represented 44% and 41% of net revenue in the three months ended September 30, 2011 and 2010, respectively. Our financial services client vertical represented 41% and 48% of net revenue in the three months ended September 30, 2011 and 2010, respectively. Other DMS client verticals, consisting primarily of home services, B2B technology and medical, represented 15% and 11% of net revenue in the three months ended September 30, 2011 and 2010, respectively.

In addition, we derived less than 1% of our net revenue in both the three months ended September 30, 2011 and 2010, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services, or DSS, business.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% of our net revenue in the three months ended September 30, 2011 or 2010.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2012 will be generated from clients in these two client verticals.

Our education client vertical is affected by a number of factors, including most significantly, uncertainty from the adoption of the new regulations of for-profit educational institutions. The uncertainty and the regulations may affect our clients’ businesses and marketing practices and may result in fluctuations in the volume and mix of our business with these clients.

Our financial services client vertical has been negatively affected by pricing pressure. Prices for clicks in our financial services client vertical are largely determined by bidding. Changes in volume of one or more bidders can dynamically impact pricing for all clients. Recently, revenue in our financial services client vertical has been negatively affected by the pricing impact from volume reductions by certain clients. We have also recently seen increased competition for quality media.

Acquisitions

Acquisitions in Fiscal Year 2012

In August 2011, we acquired 100% of the outstanding equity interests of NarrowCast Group, LLC, or IT BusinessEdge, a Kentucky-based Internet media company, in exchange for $24.0 million in cash, to broaden our media access in the business-to-business market. During the three months ended September 30, 2011, in addition to the acquisition of IT BusinessEdge, we acquired five other online publishing businesses.

Acquisitions in Fiscal Year 2011

In November 2010, we acquired 100% of the outstanding shares of Car Insurance.com, Inc., a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49.7 million in cash, for its capacity to generate online visitors in the financial services market. In July 2010, we acquired the website business Insurance.com, an Ohio-based online insurance business, in exchange for $33.0 million in cash and the issuance of a $2.6 million non-interest-bearing, unsecured promissory note, for its capacity to generate online visitors in the financial services market. During fiscal year 2011, in addition to the acquisitions of CarInsurance.com and Insurance.com, we acquired 13 other online publishing businesses.

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

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is targeted enough to attract prospects economically for our clients and at costs that work for our business model. In order to continue to grow our business, we must be able to continue to find or develop quality targeted media on a cost-effective basis. Our inability to find, develop or retain high quality targeted media could impair our growth or adversely affect our financial performance.

Seasonality

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. In our second fiscal quarters, there is lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients request fewer leads due to holiday staffing. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

Basis of Presentation

General

We operate in two segments: DMS and DSS. For further discussion and financial information about our reporting segments, see Note 11 to our condensed consolidated financial statements.

Net Revenue

DMS. Our DMS business generates revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education and “other” (which includes home services, B2B technology and medical).

DSS. Our DSS business generated less than 1% of net revenue in the three months ended September 30, 2011 and 2010. We expect DSS to continue to represent an immaterial portion of our business.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, other income and expense and interest income. Interest expense is related to our credit facility and promissory notes issued in connection with our acquisitions, and includes imputed interest. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

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

There have been no material changes to our critical accounting policies, estimates and judgments subsequent to June 30, 2011. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the SEC on August 30, 2011.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,
	2011		2010
Net revenue	$101,224	100.0%	$103,616	100.0%
Cost of revenue (1)	75,748	74.8	73,629	71.1

Gross profit	25,476	25.2	29,987	28.9
Operating expenses: (1)
Product development	6,074	6.0	5,551	5.4
Sales and marketing	4,034	4.0	4,745	4.6
General and administrative	5,217	5.2	4,722	4.5

Operating income	10,151	10.0	14,969	14.4
Interest income	38	0.0	67	0.1
Interest expense	(1,083)	(1.0)	(989)	(1.0)
Other income (expense), net	(31)	(0.0)	164	0.2

Income before income taxes	9,075	9.0	14,211	13.7
Provision for taxes	(3,581)	(3.5)	(6,710)	(6.5)

Net income	$5,494	5.4%	$7,501	7.2%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,179	1.2%	$1,144	1.1%
Product development	660	0.7	724	0.7
Sales and marketing	779	0.8	1,206	1.2
General and administrative	756	0.7	656	0.6

Net Revenue

	Three Months Ended September 30,		Three Months % Change
	2011	2010
	(in thousands)
Net revenue	$101,224	$103,616	(2%)
Cost of revenue	75,748	73,629	3%

Gross profit	$25,476	$29,987	(15%)

Net revenue decreased $2.4 million, or 2%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The majority of this decrease was attributable to a decrease in revenue from our financial services client vertical, which was partially offset by revenue growth in our other client verticals and education client vertical. Financial services client vertical revenue decreased $7.9 million, or 16%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, as lower prices were partially offset by increases in click and lead volume. Our other client verticals’ revenue increased by $3.8 million, or 34%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to higher lead volume in the home services client vertical and, to a lesser extent, the acquisition of IT BusinessEdge in the B2B technology client vertical. Education client vertical revenue increased $1.8 million, or 4%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, driven by higher prices and a shift in mix towards higher priced inquiries.

Cost of Revenue

Cost of revenue increased $2.1 million, or 3%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, driven by an increase in media costs of $1.5 million due to higher lead and click volumes and increased amortization of acquisition-related intangible assets of $0.9 million resulting from acquisitions during the past twelve months, which were partially offset by decreased personnel costs of $0.7 million. The decrease in personnel costs was attributable to decreased performance bonus expenses associated with the lower achievement of specified financial metrics. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue fell to 25% in the three months ended September 30, 2011 compared to 29% in the three months ended September 30, 2010, as lower margins from publisher arrangements, a lower mix of traffic from owned and operated targeted media and higher amortization expenses were partially offset by the above-mentioned decrease in personnel costs.

Operating Expenses

	Three Months Ended September 30,		Three Months % Change
	2011	2010
	(in thousands)
Product development	$6,074	$5,551	9%
Sales and marketing	4,034	4,745	(15%)
General and administrative	5,217	4,722	10%

Operating expenses	$15,325	$15,018	2%

Product Development Expenses

Product development expenses increased $0.5 million, or 9%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, due to increased personnel costs of $0.6 million. The increase in personnel costs was due to a 20% increase in average headcount from additional hiring in connection with development projects and recent acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.7 million, or 15%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, due to decreased compensation expense of $0.2 million and decreased stock-based compensation expense of $0.4 million. The decrease in compensation expense was due to decreased performance bonus expenses associated with the lower achievement of specified financial metrics.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 10%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, due to various smaller increases in general and administrative expenses.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Three Months % Change
	2011	2010
	(in thousands)
Interest income	$38	$67	(43%)
Interest expense	(1,083)	(989)	10%
Other income (expense), net	(31)	164	(119%)

Interest and other income (expense), net	$(1,076)	$(758)	42%

Interest and other income (expense), net decreased $0.3 million, or 42%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, mainly due to a decline in other income (expense), net of $0.2 million attributable to proceeds from a settlement of a legal matter in the three months ended September 30, 2010.

Provision for Taxes

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Provision for taxes	$3,581	$6,710
Effective tax rate	39%	47%

The decrease in our effective tax rate for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, was primarily driven by lower state income tax rates and lower non-deductible stock-based compensation expense in the three months ended September 30, 2011.

Liquidity and Capital Resources

Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities.

Our principal sources of liquidity as of September 30, 2011, consisted of cash and cash equivalents of $106.5 million, short-term marketable securities of $38.8 million and our credit facility, which had $123.4 million available for borrowing. In November 2011, the Company replaced its existing $225.0 million credit facility with a new one that expands the overall borrowing capacity by $75.0 million to $300.0 million. We believe that our existing cash, cash equivalents, short-term marketable securities, available borrowings under the credit facility and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities	$10,677	$8,844
Cash flows from investing activities	(35,665)	(35,413)
Cash flows from financing activities	(858)	(1,888)

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

Net cash provided by operating activities in the three months ended September 30, 2011 was due to net income of $5.5 million, non-cash depreciation, amortization and stock-based compensation expense of $10.5 million, a decrease in prepaid expenses and other assets of $3.2 million, partially offset by an increase in accounts receivable of $6.1 million and a net decrease in accounts payable and accrued liabilities of $2.8 million. The decrease in prepaid expenses and other assets, accounts receivable, as well as the net decrease in accounts payable and accrued liabilities is primarily due to timing of payments.

Net cash provided by operating activities in the three months ended September 30, 2010 was due to net income of $7.5 million, non-cash depreciation, amortization and stock-based compensation expense of $9.6 million and a net increase in accounts payable and accrued liabilities of $4.2 million, partially offset by an increase in accounts receivable of $10.0 million and an increase in prepaid expenses and other assets of $1.8 million. The net increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of sales associated with increased revenue. The increase in accounts receivable is attributable to increased revenue, as well as timing of receipts. The increase in prepaid expenses and other assets is primarily due to timing of payments.

Net Cash Used in Investing Activities

Our investing activities include acquisitions of media websites and businesses; capital expenditures and capitalized internal development costs.

Cash used in investing activities in the three months ended September 30, 2011 was primarily due to our acquisition of ITBE for a cash payment of $24.0 million and the purchases of the operations of five other online publishing businesses for an aggregate of $6.6 million in cash payments, as well as net investments in marketable securities of $4.2 million. Capital expenditures and internal software development costs totaled $1.3 million in the three months ended September 30, 2011.

Cash used in investing activities in the three months ended September 30, 2010 was primarily due to our acquisition of Insurance.com for a cash payment of $33.0 million and purchases of the operations of four other website publishing businesses for an aggregate of $1.1 million in cash payments. Capital expenditures and internal software development costs totaled $1.3 million in the three months ended September 30, 2010.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the three months ended September 30, 2011 was primarily due to proceeds from the exercise of stock options of $1.8 million, partially offset by $2.5 million in principal payments on our term loan and acquisition-related promissory notes.

Cash used in financing activities in the three months ended September 30, 2010 was primarily due to principal payments on acquisition-related promissory notes and our term loan of $4.3 million, partially offset by $2.1 million in proceeds from stock option exercises.

Stock Repurchase Program

In November 2011, the Board of Directors authorized a stock repurchase program pursuant to which we may repurchase up to $50.0 million of our outstanding shares of common stock in the open market or through privately negotiated transactions. The repurchase program expires in November 2012.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable, operating leases and purchase obligations. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Credit Facility

In January 2010, we replaced our existing credit facility with a credit facility totaling $175.0 million. The new facility consisted of a $35.0 million four-year term loan, with principal amortization of 10%, 15%, 35% and 40% annually, and a $140.0 million four-year revolving credit line with an option to increase the revolving credit line by $50.0 million. We exercised this option in February 2011, thereby increasing the total capacity of the credit facility to $225.0 million. Borrowings under the credit facility are collateralized by our assets and interest is computed using specified margins above either LIBOR or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from LIBOR + 2.125% to 2.875% or Prime + 1.00% to 1.50% for the revolving credit line and from LIBOR + 2.50% to 3.25% or Prime + 1.00% to 1.50% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense) and acquisition costs for business combinations. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in January 2014. The credit facility agreement restricts our ability to raise additional debt financing and pay dividends. In addition, we are required to maintain financial ratios computed as follows:

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

Under the terms of the credit facility we must maintain a minimum quick ratio of 1.15:1.00, a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum funded debt to adjusted EBITDA ratio of 2.50:1.00, and the terms also require us to comply with other non-financial covenants. We were in compliance with the covenants as of September 30, 2011 and June 30, 2011.

In November 2011, we replaced our existing $225.0 million credit facility with a new $300.0 million credit facility. The new facility consists of a $100.0 million five-year term loan, with principal amortization of 5%, 10%, 15%, 20% and 50% annually, and a $200.0 million five-year revolving credit line.

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

As of September 30, 2011, our credit facility had a borrowing capacity of $225.0 million. Interest on borrowings under the credit facility is payable quarterly at specified margins above either LIBOR or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of September 30, 2011, we had $95.4 million outstanding under our credit facility. A hypothetical increase of 1% in the LIBOR or Prime Rate-based interest rate on our credit facility would result in an increase in our interest expense of $1.0 million per year, assuming constant borrowing levels.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On September 8, 2010, a patent infringement lawsuit was filed against us by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that we have infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. On September 24, 2010, LendingTree filed a first amended complaint adding an additional defendant. If an injunction is granted, it could force us to stop or alter certain of our business activities, such as our lead generation in certain of our client verticals. While we intend to vigorously defend our position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with at this time.

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

A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 23% of our net revenue for the three months ended September 30, 2011. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Our clients may reduce their level of business with us, leading to lower revenue. In addition, reductions in business by one or more significant clients of our programs may lead to price reductions to our other clients for those products whose prices are determined in whole or in part by client bidding or competition, resulting in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.

There is significant activity and uncertainty in the regulatory and legislative environment for the for-profit education sector. These regulatory or legislative changes could negatively affect our clients’ businesses, marketing practices and budgets and could impact demand, pricing or form of our services, any or all of which could have a material adverse impact on our financial results.

We generate nearly half of our revenue from our education client vertical and nearly all of that revenue is generated from for-profit educational institutions. There is intense governmental interest in and scrutiny of the for-profit education industry and a high degree of focus on marketing practices in the industry. The Department of Education has promulgated regulations that could adversely impact us and our education clients. The intense focus on the for-profit education industry could result in further regulatory or legislative action. We cannot predict whether this will happen or what the impact could be on our financial results.

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

Other regulations could negatively impact our for-profit education clients. For example, the regulations on “gainful employment” that would restrict or eliminate federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied could result in the elimination or reduction in some of our clients’ programs. Over the past year, enrollments have dropped significantly at some of our clients, caused in part by changes being made in anticipation of the implementation of this regulation. In addition, some of our large for-profit education clients have indicated that in coming years they may violate the “90/10 rule,” whereby for-profit institutions must receive at least 10 percent of their revenue from sources other than federal student financial aid. If a for-profit institution fails to comply with the rule for two consecutive fiscal years, it may lose its eligibility to receive student-aid funds for at least two years. These and other regulations or a failure of our clients to comply with such regulations, could adversely affect our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.

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

While we anticipate that our existing cash and cash equivalents, together with availability under our existing credit facility and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. In addition, pursuant to the terms of our existing and new credit facility, we are required to use a portion of the net proceeds of certain equity financings to repay the outstanding balance of our term loan. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

We have incurred a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

As of September 30, 2011, we had an outstanding term loan with a principal balance of $28.9 million and a revolving credit line pursuant to which we can borrow up to an additional $190.0 million. As of September 30, 2011, we had drawn $66.6 million from our revolving credit line. As of such date, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $9.9 million. As a result of our debt:

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

The United States has recently experienced a severe economic downturn and significant uncertainty about the economic outlook remains. The slow pace of recovery in the United States, deterioration of global economies, potential insolvency of one or more countries globally, high unemployment and reduced and/or volatile equity valuations all create risks that could harm our business. If macroeconomic conditions were to worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically. Clients in particular client verticals such as financial services, particularly mortgage, credit cards and deposits, small- and medium-sized business customers and home services are facing very difficult conditions and their marketing spend has been negatively affected. These conditions could also damage our business opportunities in existing markets, and reduce our revenue and profitability. While the effect of these and related conditions poses widespread risk across our business, we believe that it may particularly affect our efforts in the mortgage, credit cards and deposits, small- and medium-sized business and home services client verticals, due to reduced availability of credit for households and business and reduced household disposable income. Economic conditions may not improve or may worsen.

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

The financial services, education and medical industries are highly regulated and our marketing activities on behalf of our clients in those industries are also regulated. As described above, and for example, the regulations from the Department of Education on incentive compensation, “gainful employment” and other matters could limit our clients’ businesses and limit the revenue we receive from our education clients. As an additional example, our mortgage and insurance websites and marketing services we offer are subject to various federal, state and local laws, including state licensing laws, federal and state laws prohibiting unfair acts and practices, and federal and state advertising laws. Any failure to comply with these laws and regulations could subject us to revocation of required licenses, civil, criminal or administrative liability, damage to our reputation or changes to or limitations on the conduct of our business. Any of the foregoing could cause our business, operations and financial condition to suffer.

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

As of September 30, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 32% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline significantly. We had 47,602,227 shares of common stock outstanding as of September 30, 2011. In addition, (i) the 11,469,939 shares subject to outstanding stock options and restricted stock units under our equity incentive plans as of September 30, 2011 and (ii) the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On February 10, 2010, our registration statement on Form S-1 (File No. 333-163228) was declared effective for our initial public offering. From the effective date of the registration statement through September 30, 2011, we have used the net proceeds of the offering for working capital purposes and acquisitions.

Issuer Purchase of Equity Securities

We did not purchase any of our equity securities during the three months ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a) Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation

On November 4, 2011, QuinStreet, Inc. (the “Company”) replaced its existing $225.0 million credit facility with a new $300.0 million credit facility. Comerica Bank was the administrative agent and lead arranger for both the old and new credit facility. The new facility consists of a $100.0 million five-year term loan, with principal amortization of 5%, 10%, 15%, 20% and 50% annually, and a $200.0 million five-year revolving credit line. See Note 12 to the accompanying unaudited condensed consolidated financial statements for additional information. The description of the credit facility is qualified in its entirety by the full text of the credit facility, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

(b) Other Events

On November 3, 2011, the Board of Directors of the Company authorized a stock repurchase program allowing the Company to repurchase up to $50.0 million of its outstanding shares of common stock. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time. The amount authorized by the Company’s Board of Directors excludes broker commissions.

(c) Submission of Matters to a Vote of Security Holders

The Company held its fiscal year 2011 Annual Meeting of Stockholders on November 3, 2011. Of the 47,600,718 shares of the Company’s common stock outstanding as of September 15, 2011 (the record date), 43,993,869 shares, or 92.42%, were present or represented by proxy at the meeting. Four proposals were considered at the meeting.

Proposal One. The stockholders elected the Company’s three Class II nominees to the Company’s Board of Directors to each serve for a three-year term, each until his or her successor is duly elected. The table below presents the results of the election:

Name	For	Withheld	Broker Non-Votes
John G. McDonald	39,255,239	688,529	4,050,101
Gregory Sands	39,329,571	614,197	4,050,101
Bronwyn Syiek	39,336,986	606,782	4,050,101

Proposal Two. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2012. The table below presents the voting results on this proposal:

For	Against	Abstentions	Broker Non-Votes
43,837,480	153,662	2,727	3,606,849

Proposal Three. The stockholders approved, on a non-binding advisory basis, the compensation of the Company’s named executive officers, as disclosed in the Company’s 2011 Proxy Statement. The table below presents the voting results on this proposal:

For	Against	Abstentions	Broker Non-Votes
39,914,013	22,691	7,064	7,656,950

Proposal Four. The stockholders voted, on a non-binding advisory basis, on the frequency (among the options of every one year, every two years or every three years) of future advisory votes on the compensation of the Company’s named executive officers. The table below presents the voting results on this proposal:

One Year	Two Years	Three Years	Abstentions	Broker Non-Votes
32,733,285	1,625,900	635,783	4,948,800	7,656,950

With regard to Proposal Four, a majority of the shares were voted, consistent with the recommendation of the Company’s Board of Directors set forth in the Company’s 2011 Proxy Statement, for holding future advisory votes on executive compensation on an annual basis.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

10.1*	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 4, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Kenneth Hahn
Kenneth Hahn
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)
Date: November 8, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1*	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 4, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.