Form 10-Q
period 2011-12-31
QUINSTREET, INC
filed 2012-02-07
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Number of shares of common stock outstanding as of January 31, 2012: 45,153,228

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$105,557	$132,290
Marketable securities	38,946	34,927
Accounts receivable, net	50,551	48,225
Deferred tax assets	10,253	10,253
Prepaid expenses and other assets	4,107	5,773

Total current assets	209,414	231,468
Property and equipment, net	9,453	8,875
Goodwill	235,157	211,856
Other intangible assets, net	68,117	65,847
Deferred tax assets, noncurrent	5,861	5,866
Other assets, noncurrent	1,014	1,012

Total assets	$529,016	$524,924

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,056	$23,300
Accrued liabilities	25,944	33,238
Deferred revenue	2,096	2,531
Debt	16,472	10,038

Total current liabilities	68,568	69,107
Debt, noncurrent	97,600	96,010
Other liabilities, noncurrent	5,261	4,418

Total liabilities	171,429	169,535

Commitments and contingencies (See Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 49,832,054 and 49,564,877 shares issued, and 45,866,202 and 47,387,425 shares outstanding at December 31, 2011 and June 30, 2011, respectively	50	50
Additional paid-in capital	264,511	255,689
Treasury stock, at cost (3,965,852 and 2,177,452 shares at December 31, 2011 and June 30, 2011)	(24,362)	(7,779)
Accumulated other comprehensive income	83	51
Retained earnings	117,305	107,378

Total stockholders’ equity	357,587	355,389

Total liabilities and stockholders’ equity	$529,016	$524,924

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue	$90,523	$97,582	$191,747	$201,198
Cost of revenue (1)	68,396	70,662	144,144	144,291

Gross profit	22,127	26,920	47,603	56,907
Operating expenses: (1)
Product development	5,102	5,933	11,176	11,484
Sales and marketing	3,686	4,665	7,720	9,410
General and administrative	4,847	4,943	10,064	9,665

Operating income	8,492	11,379	18,643	26,348
Interest income	36	47	74	114
Interest expense	(1,115)	(1,028)	(2,198)	(2,017)
Other income (expense), net	(93)	(79)	(124)	85

Income before income taxes	7,320	10,319	16,395	24,530
Provision for taxes	(2,887)	(3,391)	(6,468)	(10,101)

Net income	$4,433	$6,928	$9,927	$14,429

Net income per share:
Basic	$0.09	$0.15	$0.21	$0.32

Diluted	$0.09	$0.14	$0.20	$0.30

Weighted average shares used in computing net income per share:
Basic	47,054	45,858	47,266	45,478
Diluted	47,937	49,194	48,442	48,153

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,197	$1,129	$2,376	$2,273
Product development	682	691	1,342	1,415
Sales and marketing	841	992	1,620	2,198
General and administrative	801	804	1,557	1,460

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$9,927	$14,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,625	12,620
Provision for sales returns and doubtful accounts receivable	(32)	(468)
Stock-based compensation	6,895	7,346
Excess tax benefits from stock-based compensation	(97)	(5,312)
Other non-cash adjustments, net	875	85
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	412	123
Prepaid expenses and other assets	1,668	(2,705)
Other assets, noncurrent	(6)	167
Accounts payable	552	5,255
Accrued liabilities	(10,287)	(2,654)
Deferred revenue	(493)	440
Other liabilities, noncurrent	906	392

Net cash provided by operating activities	24,945	29,718

Cash Flows from Investing Activities
Capital expenditures	(1,384)	(2,947)
Business acquisitions, net of notes payable and cash acquired	(31,203)	(86,628)
Internal software development costs	(1,082)	(880)
Purchases of marketable securities	(22,686)	(18,916)
Proceeds from sales and maturities of marketable securities	18,035	—
Other investing activities	30	(6)

Net cash used in investing activities	(38,290)	(109,377)

Cash Flows from Financing Activities
Payments for issuance of common stock	—	(106)
Proceeds from exercise of common stock options	2,187	9,614
Proceeds from bank debt	5,884	24,800
Principal payments on bank debt	(2,625)	(1,775)
Payment of bank loan upfront fees	(1,370)	—
Principal payments on acquisition-related notes payable	(1,771)	(7,111)
Excess tax benefits from stock-based compensation	97	5,312
Withholding taxes related to restricted stock net share settlement	(262)	—
Repurchases of common stock	(15,556)	—

Net cash (used in) provided by financing activities	(13,416)	30,734

Effect of exchange rate changes on cash and cash equivalents	28	(24)
Net decrease in cash and cash equivalents	(26,733)	(48,949)
Cash and cash equivalents at beginning of period	132,290	155,770

Cash and cash equivalents at end of period	$105,557	$106,821

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	1,855	1,940
Cash paid for taxes	4,941	12,974
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	3,167	2,956

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC on August 30, 2011. The condensed consolidated balance sheet at June 30, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at December 31, 2011, its condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010, and its condensed consolidated statements of cash flows for the six months ended December 31, 2011 and 2010. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill, intangible assets, long-lived assets and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2 to the consolidated financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no significant changes in the accounting policies subsequent to June 30, 2011.

Concentrations of Credit Risk

No client accounted for 10% or more of total revenue for the three or six months ended December 31, 2011 or for the same period in fiscal year 2011. No client accounted for 10% or more of net accounts receivable as of December 31, 2011 or June 30, 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, acquisition-related promissory notes, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related promissory notes approximates their recorded amounts as the interest rates on similar financing arrangements available to the Company at December 31, 2011 approximates the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The Company believes that the fair values of the term loan approximate their recorded amounts at December 31, 2011 as the interest rates on these instruments are variable and based on market interest rates and after consideration of default and credit risk.

Recent Accounting Pronouncements

In September 2011, the FASB issued an update to the accounting standard for goodwill and intangibles. The revised standard is intended to simplify the goodwill impairment test by providing an option to first perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate that its adoption of the revised standard on July 1, 2012 will have a material effect on its consolidated financial statements.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$4,433	$6,928	$9,927	$14,429

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	47,054	45,858	47,266	45,478

Diluted:
Weighted average shares of common stock used in computing basic net income per share	47,054	45,858	47,266	45,478
Weighted average effect of dilutive securities:
Stock options	883	3,264	1,158	2,639
Restricted stock units	—	72	18	36

Weighted average shares of common stock used in computing diluted net income per share	47,937	49,194	48,442	48,153

Net income per share:
Basic	$0.09	$0.15	$0.21	$0.32

Diluted	$0.09	$0.14	$0.20	$0.30

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	7,891	1,918	6,176	3,633

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of December 31, 2011 and June 30, 2011:

	As of December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$33,326	$7	$—	$33,333
Certificates of deposit	9,120	—	1	9,119
Money market funds	56,783	—	—	56,783

	$99,229	$7	$1	$99,235

	As of June 30, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$23,625	$12	$—	$23,637
Certificates of deposit	19,046	—	10	19,036
Money market funds	51,654	—	—	51,654

	$94,325	$12	$10	$94,327

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of December 31, 2011 and June 30, 2011, the Company did not hold securities that had maturity dates greater than one year.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2011, the Company used Level 1 assumptions for its money market funds.

Level 2 —	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2011, the Company used Level 2 assumptions for its U.S. municipal securities and certificates of deposits.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Level 3 —	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2011, the Company did not have any Level 3 financial assets or liabilities.

The securities held by the Company as of December 31, 2011 and June 30, 2011 were categorized as follows in the fair value hierarchy:

	Fair Value Measurements as of December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
U.S. municipal securities	$—	$33,333	$33,333
Certificates of deposit	—	9,119	9,119
Money market funds	56,783	—	56,783

	$56,783	$42,452	$99,235

	Fair Value Measurements as of June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
U.S. municipal securities	$—	$23,637	$23,637
Certificates of deposit	—	19,036	19,036
Money market funds	51,654	—	51,654

	$51,654	$42,673	$94,327

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

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$3,597
Liabilities assumed	(1,868)
Customer/publisher/advertiser relationships	3,230	5 years
Content	420	2 years
Website/trade/domain names	2,220	5 years
Registered user database and other	4,220	3 years
Noncompete agreements	100	3 years
Goodwill	12,042	Indefinite

	$23,961

Other Acquisitions in Fiscal Year 2012

During the six months ended December 31, 2011, in addition to the acquisition of ITBE, the Company acquired operations from six other online publishing businesses in exchange for $7,621 in cash paid upon closing of the acquisitions, $3,125 in non-interest-bearing promissory notes payable over a period of two years, secured by the assets acquired in respect to which the notes were issued and $165 in non-interest-bearing, unsecured promissory notes payable over a period of one year. The Company also recorded $4,500 in earn-out payments related to a prior period acquisition as an addition to goodwill; the payment is due in January 2012 and is reflected in debt as of December 31, 2011. The aggregate purchase price recorded was as follows:

Amount
Cash	$7,621
Fair value of debt (net of $123 of imputed interest)	7,667

$15,288

The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase prices of these other acquisitions during the six months ended December 31, 2011 and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/advertiser relationships	$187	3 years
Content	2,521	2-3 years
Website/trade/domain names	683	4 years
Acquired technology and other	560	4-5 years
Noncompete agreements	78	1-3 years
Goodwill	11,259	Indefinite

	$15,288

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

The total purchase prices recorded were as follows:

Fiscal Year 2011 acquisitions	CarInsurance.com	Insurance.com	Other	Total
Cash	$49,655	$33,000	$9,222	$91,877
Fair value of debt (net of imputed interest)	—	2,483	828	3,311

	$49,655	$35,483	$10,050	$95,188

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

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2011. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets and the related tax effects as though the acquisitions were effected as of the beginning of fiscal year 2011. The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2011.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue	$90,523	$100,895	$193,390	$208,849
Net income	4,222	6,055	9,353	13,464
Basic net income per share	$0.09	$0.13	$0.20	$0.30
Diluted net income per share	$0.09	$0.12	$0.19	$0.28

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

6. Intangible Assets, Net and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following:

	December 31, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$32,687	$(19,740)	$12,947	$29,269	$(16,892)	$12,377
Content	59,603	(29,792)	29,811	56,663	(25,142)	31,521
Website/trade/domain names	26,436	(10,496)	15,940	23,533	(8,569)	14,964
Acquired technology and others	25,147	(15,728)	9,419	20,190	(13,205)	6,985

	$143,873	$(75,756)	$68,117	$129,655	$(63,808)	$65,847

Amortization of intangible assets was $6,162 and $11,948 in the three and six months ended December 31, 2011, respectively, and $5,529 and $10,451 in the three and six months ended December 31, 2010, respectively.

Future amortization expense for the Company’s acquisition-related intangible assets as of December 31, 2011 was as follows:

Year Ending June 30,	Amortization
2012 (remaining six months)	$12,036
2013	19,178
2014	14,163
2015	8,552
2016	6,458
Thereafter	7,731

$68,118

The change in the carrying amount of goodwill for the six months ended December 31, 2011 was as follows:

	DMS	DSS	Total
Balance at June 30, 2011	$210,625	$1,231	$211,856
Additions	23,301	—	23,301

Balance at December 31, 2011	$233,926	$1,231	$235,157

In the six months ended December 31, 2011, the additions to goodwill relate to the Company’s acquisitions as described in Note 5, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors.

7. Debt

Promissory Notes

During the six months ended December 31, 2011 and 2010, the Company issued total promissory notes for the acquisition of businesses of $3,290 and $2,956, respectively, net of imputed interest amounts of $123 and $184, respectively. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of promissory notes of $87 and $167 as interest expense for the three and six months ended December 31, 2011, respectively, and $127 and $303 for the three and six months ended December 31, 2010, respectively. Certain of the promissory notes are secured by the assets acquired in respect to which the notes were issued.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Credit Facility

On November 4, 2011, the Company replaced its annual existing $225,000 credit facility with a new $300,000 credit facility. The new facility consists of a $100,000 five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200,000 five-year revolving credit line.

Borrowings under the credit facility are collateralized by the Company’s assets and interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), and acquisition costs for business combinations. The interest rate margins for the new facility are 0.50% less than the commensurate margins under the Company’s previous credit facility. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in November 2016. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends. In addition, the Company is required to maintain financial ratios computed as follows:

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

Under the terms of the credit facility, the Company must maintain a minimum fixed charge coverage ratio of 1.15:1.00 and cannot exceed a maximum funded debt to adjusted EBITDA ratio of 3.00:1.00, and the terms also require the Company to comply with other nonfinancial covenants. The Company was in compliance with the covenants of this new credit facility as of December 31, 2011.

Upfront arrangement fees incurred in connection with the credit facility totaled $1,500 and will be deferred and amortized over the remaining term of the arrangement. As of December 31, 2011, $100,000 was outstanding under the term loan and there was no outstanding balance under the revolving credit line.

As of June 30, 2011, $30,188 was outstanding under the term loan under the previous credit facility. As of June 30, 2011, $66,553 was outstanding under the revolving credit line of the previous credit facility. The Company was in compliance with the covenants of its previous credit facility as of June 30, 2011.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Debt Maturities

The maturities of debt as of December 31, 2011 were as follows:

Year Ending June 30,	Promissory Notes	Credit Facility
2012 (remaining six months)	$6,258	$2,500
2013	6,664	7,500
2014	3,364	12,500
2015	560	17,500
2016	50	20,000
2017	—	40,000

	16,896	100,000
Less: imputed interest and unamortized discounts	(454)	(2,370)
Less: current portion	(11,916)	(4,556)

Noncurrent portion of debt	$4,526	$93,074

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

8. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three and six months ended December 31, 2011 was $841 and $1,694, respectively, and for the three and six months ended December 31, 2010 was $1,017 and $1,687, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of December 31, 2011 were as follows:

Year Ending June 30,	Operating Leases
2012 (remaining six months)	$1,352
2013	3,144
2014	3,251
2015	3,117
2016	3,060
2017 and thereafter	6,335

$20,259

The lease for the Company’s previous corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expired in October 2010.

In February 2010, the Company entered into a new lease agreement for office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The Company has the option to extend

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

the term of the lease twice by one additional year. The monthly base rent was abated for the first year of the lease, is $118 in the current lease year and will be $182 in the third year of the lease term. In the following years the monthly base rent will increase approximately 3% annually.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2011 and June 30, 2011.

In the ordinary course of its business, the Company enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company indemnifies its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the company or its third party publishers, actions or omissions of third party publishers and third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where applicable, the Company generally limits such indemnities. With respect to its DSS products, the Company also generally reserves the right to resolve such claims by designing a non-infringing alternative or by obtaining a license on reasonable terms, and failing that, to terminate its relationship with the client. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements, but in some cases survives for a short period of time after termination of the agreement.

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2011 and June 30, 2011.

Litigation

In September 2010, a patent infringement lawsuit was filed against the Company by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that the Company has infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. Subsequently, LendingTree filed a first amended complaint adding an additional defendant. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as its lead generation in certain client verticals. Currently, the case is in the pre-claims construction stage. While the Company intends to vigorously defend its position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed at this time.

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

As of December 31, 2011, 4,905,132 shares were reserved and 2,983,468 shares were available for issuance under the 2010 Incentive Plan and 820,000 shares were reserved and 550,000 shares were available for issuance under the Directors’ Plan.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three and six months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	56%	55%	55%	54%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	1.5%	1.1%	1.5%
Grant date fair value	$5.20	$7.17	$5.32	$6.31

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date.

Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

10. Stockholders’ Equity

Comprehensive Income

The following table sets forth the components of comprehensive income for the three and six months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$4,433	$6,928	$9,927	$14,429
Other comprehensive income (loss)
Unrealized gain (loss) on investments	—	(13)	4	(13)
Foreign currency translation adjustment	3	(5)	28	(24)

Comprehensive income	$4,436	$6,910	$9,959	$14,392

Stock Repurchase Program

On November 3, 2011, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase outstanding shares of its common stock up to $50,000. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time. The amount authorized by the Company’s board of directors excludes broker commissions.

As of December 31, 2011, the Company had repurchased an aggregate of 1,788,400 shares of its common stock under this repurchase program at an average price of $9.25 per share for a total of $16,547 and the remaining amount available for the repurchase of the Company’s common stock was $33,453.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Summarized information by segment was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue by segment:
DMS	$90,145	$97,228	$190,986	$200,534
DSS	378	354	761	664

Total net revenue	90,523	97,582	191,747	201,198

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	19,307	21,479	39,685	45,911
DSS	223	239	478	403

Total segment operating income before depreciation, amortization, and stock-based compensation expense	19,530	21,718	40,163	46,314
Depreciation and amortization	(7,517)	(6,723)	(14,625)	(12,620)
Stock-based compensation expense	(3,521)	(3,616)	(6,895)	(7,346)

Total operating income	$8,492	$11,379	$18,643	$26,348

The following tables set forth net revenue and long-lived assets by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue:
United States	$90,337	$97,098	$191,415	$200,493
International	186	484	332	705

Total net revenue	$90,523	$97,582	$191,747	$201,198

	December 31	June 30,
	2011	2011
Long-lived assets:
United States	$9,147	$8,641
International	306	234

Total long-lived assets	$9,453	$8,875

12. Subsequent Events

Acquisition of Ziff Davis Enterprise

On February 3, 2012, the Company acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, for $17,526 in cash paid upon closing of the acquisition. The results of Ziff Davis Enterprise’s operations will be included in the consolidated financial statements following the acquisition date.

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

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or inquiry, or in the form of a qualified click. These leads or clicks can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads or clicks as defined by our agreements with them. Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or our ability to generate an acceptable margin on our media costs, that provides a sound financial outcome for us. Our general process is:

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

Our Direct Marketing Services, or DMS, business accounted for 99.6% our net revenue in both the three and six months ended December 31, 2011, and 99.6% and 99.7% of our net revenue in the three and six months ended December 31, 2010, respectively. Our DMS business derives net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals are education and financial services. Our education client vertical represented 41% and 42% of net revenue in the three and six months ended December 31, 2011, respectively, and 44% and 43% of net revenue in the three and six months ended December 31, 2010, respectively. Our financial services client vertical represented 44% and 43% of net revenue in the three and six months ended December 31, 2011, respectively, and 45% and 46% of net revenue in the three and six months ended December 31, 2010, respectively. Other DMS client verticals, consisting primarily of home services, business-to-business technology, or B2B technology and medical, represented 15% of net revenue in both the three and six months ended December 31, 2011, and 11% of net revenue in both the three and six months ended December 31, 2010.

In addition, we derived less than 1% of our net revenue in both the three and six months ended December 31, 2011, respectively, and for the same periods last fiscal year, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services, or DSS, business.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% of our net revenue in the three and six months ended December 31, 2011, respectively, and for the same periods last fiscal year.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2012 will be generated from clients in these two client verticals.

Our education client vertical is affected by a number of factors, including most significantly, uncertainty from the adoption of the new regulations of for-profit educational institutions. The uncertainty created by the regulations has affected and is expected to continue to affect our clients’ businesses and marketing practices and has resulted and may continue to result in fluctuations in the volume and mix of our business with these clients.

Our financial services client vertical has been negatively affected by pricing pressure. The prices we charge per click in our financial services client vertical are determined by bidding. Changes in the volume of business by one or more bidders can dynamically impact pricing for all clients. Recently, revenue in our financial services client vertical has been negatively affected by the pricing impact from volume reductions by certain clients. We have also recently seen increased competition for media.

Acquisitions

Acquisitions in Fiscal Year 2012

In August 2011, we acquired 100% of the outstanding equity interests of NarrowCast Group, LLC, or IT BusinessEdge, a Kentucky-based Internet media company, in exchange for $24.0 million in cash, to broaden our media access in the B2B technology market. During the six months ended December 31, 2011, in addition to the acquisition of IT BusinessEdge, we acquired six other online publishing businesses.

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

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is targeted enough to attract prospects economically for our clients and at costs that work for our business model. In order to continue to grow our business, we must be able to continue to find, develop or retain quality targeted media on a cost-effective basis. Our inability to find, develop or retain high quality targeted media has limited, during some periods, and may continue to limit our growth.

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

DSS. Our DSS business generated less than 1% of net revenue in each of the three and six months ended December 31, 2011 and 2010. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of acquisition-related intangible assets, depreciation expense and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized, and amortized in cost of revenue over the software’s estimated useful life. We anticipate that our cost of revenue will increase in absolute dollars as we continue to increase our revenue base and product offerings.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, allocated overhead costs, professional services fees, travel costs, advertising and marketing materials. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel in sales and marketing to support our product offerings.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and expanding our business internationally, including increased legal and accounting costs, higher insurance premiums, investor relations costs and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, other income and expense and interest income. Interest expense is related to our credit facility and promissory notes issued in connection with our acquisitions, and includes imputed interest on non-interest bearing notes. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

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

•	Revenue recognition;

•	Stock-based compensation;

•	Goodwill and intangible assets;

•	Long-lived assets; and

•	Income taxes.

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

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
Net revenue	$90,523	100.0%	$97,582	100.0%	$191,747	100.0%	$201,198	100.0%
Cost of revenue (1)	68,396	75.6	70,662	72.4	144,144	75.2	144,291	71.7

Gross profit	22,127	24.4	26,920	27.6	47,603	24.8	56,907	28.3
Operating expenses: (1)
Product development	5,102	5.6	5,933	6.1	11,176	5.8	11,484	5.7
Sales and marketing	3,686	4.1	4,665	4.8	7,720	4.0	9,410	4.7
General and administrative	4,847	5.4	4,943	5.1	10,064	5.2	9,665	4.8

Operating income	8,492	9.4	11,379	11.7	18,643	9.7	26,348	13.1
Interest income	36	0.0	47	0.0	74	0.0	114	0.1
Interest expense	(1,115)	(1.1)	(1,028)	(1.1)	(2,198)	(1.1)	(2,017)	(1.0)
Other income (expense), net	(93)	(0.1)	(79)	(0.1)	(124)	(0.1)	85	0.0

Income before income taxes	7,320	8.1	10,319	10.6	16,395	8.6	24,530	12.2
Provision for taxes	(2,887)	(3.2)	(3,391)	(3.5)	(6,468)	(3.4)	(10,101)	(5.0)

Net income	$4,433	4.9%	$6,928	7.1%	$9,927	5.2%	$14,429	7.2%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,197	1.3%	$1,129	1.2%	$2,376	1.2%	$2,273	1.1%
Product development	682	0.8	691	0.7	1,342	0.7	1,415	0.7
Sales and marketing	841	0.9	992	1.0	1,620	0.8	2,198	1.1
General and administrative	801	0.9	804	0.8	1,557	0.8	1,460	0.7

Net Revenue

	Three Months Ended December 31,		Six Months Ended December 31,		Three Months % Change	Six Months % Change
	2011	2010	2011	2010
	(in thousands)
Net revenue	$90,523	$97,582	$191,747	$201,198	(7%)	(5%)
Cost of revenue	68,396	70,662	144,144	144,291	(3%)	(0%)

Gross profit	$22,127	$26,920	$47,603	$56,907	(18%)	(16%)

Net revenue decreased $7.1 million, or 7%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. This was primarily due to a decrease from our education and financial services client verticals, which was partially offset by growth in our other client verticals. Our education client vertical decreased $6.6 million, or 15%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, as lower lead volumes were partially offset by higher prices. Our financial services client vertical decreased $3.9 million, or 9%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, as lower click volumes and lower prices were partially offset by increases in lead volumes. Our other client verticals increased $3.4 million, or 33%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, primarily due to the acquisition of IT BusinessEdge in the B2B technology client vertical and, to a lesser extent, higher lead volumes in the home services client vertical.

Net revenue decreased $9.5 million, or 5%, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010. This was primarily due to a decrease from our education and financial services client verticals, which was partially offset by growth in our other client verticals. Our education client vertical decreased $4.8 million, or 6%, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, as lower lead volumes were partially offset by higher prices. Our financial services client vertical decreased $11.8 million, or 13%, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, as lower prices were partially offset by increases in lead and click volumes. Our other client verticals increased $7.1 million, or 33%, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, primarily due to higher lead volumes in the home services client vertical and, to a lesser extent, the acquisition of IT BusinessEdge in the B2B technology client vertical.

Cost of Revenue

Cost of revenue decreased $2.3 million, or 3%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. This was primarily due to decreased media costs of $2.0 million driven by lower overall lead and click volumes, decreased personnel costs of $1.3 million resulting from a reduction in average headcount of approximately 10% during the previous twelve months and decreased professional services fees of $0.3 million, which were partially offset by a one-time offline marketing event of $0.9 million related to an acquisition and increased amortization of acquisition-related intangible assets of $0.6 million resulting from acquisitions during the past twelve months. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue was 24% in the three months ended December 31, 2011 compared to 28% in the three months ended December 31, 2010, primarily due to a lower mix of traffic from owned and operated media, lower margins from publisher arrangements and higher amortization expenses, which were partially offset by the above-mentioned decreased personnel costs.

Cost of revenue decreased $0.1 million, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010. This was primarily due to decreased personnel costs of $2.0 million and decreased media costs of $0.5 million due to lower lead and click volumes, which were partially offset by increased amortization of acquisition-related intangible assets of $1.5 million resulting from acquisitions during the past twelve months and a one-time, offline marketing event of $0.9 million related to an acquisition. The decreased personnel costs were attributable to a reduction in average headcount and decreased performance bonus expenses associated with the lower achievement of specified financial metrics. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue was 25% in the six months ended December 31, 2011 compared to 28% in the six months ended December 31, 2010, primarily due to a lower mix of traffic from owned and operated media, lower margins from publisher arrangements and higher amortization expenses, which were partially offset by the above-mentioned decreased personnel costs.

Operating Expenses

	Three Months Ended December 31,		Six Months Ended December 31,		Three Months % Change	Six Months % Change
	2011	2010	2011	2010
	(in thousands)
Product development	$5,102	$5,933	$11,176	$11,484	(14%)	(3%)
Sales and marketing	3,686	4,665	7,720	9,410	(21%)	(18%)
General and administrative	4,847	4,943	10,064	9,665	(2%)	4%

Operating expenses	$13,635	$15,541	$28,960	$30,559	(12%)	(5%)

Product Development Expenses

Product development expenses decreased $0.8 million, or 14%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. This was primarily due to decreased personnel costs of $0.5 million resulting from a reduction in average headcount of approximately 5% and decreased professional services of $0.2 million.

Product development expenses decreased $0.3 million, or 3%, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010. This was primarily due to decreased professional services of $0.3 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.0 million, or 21%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. This was primarily due to decreased personnel costs of $0.6 million resulting from decreased performance bonus expenses associated with the lower achievement of specified financial metrics.

Sales and marketing expenses decreased $1.7 million, or 18%, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010. This was primarily due to decreased personnel cost of $0.8 million, decreased stock-based compensation expense of $0.6 million and various smaller decreases in sales and marketing expenses of $0.3 million. The decrease in personnel costs were due to decreased performance bonus expenses associated with the lower achievement of specified financial metrics.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million, or 2%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. This was primarily due to decreased personnel costs of $0.3 million due to decreased performance bonus expense associated with the lower achievement of specified financial metrics, which were partially offset by various miscellaneous increases in general and administrative expenses of $0.2 million.

General and administrative expenses increased $0.4 million, or 4%, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010. This was primarily due to increased legal costs of $0.5 million related to the LendingTree litigation and increased direct acquisition costs of $0.2 million related to recent acquisitions, which were partially offset by decreased personnel costs of $0.4 million due to decreased performance bonus expense associated with the lower achievement of specified financial metrics.

Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended		Three Months % Change	Six Months % Change
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)
Interest income	$36	$47	$74	$114	(23%)	(35%)
Interest expense	(1,115)	(1,028)	(2,198)	(2,017)	8%	9%
Other income (expense), net	(93)	(79)	(124)	85	18%	(246%)

Interest and other income (expense), net	$(1,172)	$(1,060)	$(2,248)	$(1,818)	11%	24%

Interest and other income (expense), net decreased $0.1 million, or 11%, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, primarily due to increased interest expense in the three months ended December 31, 2011.

Interest and other income (expense), net decreased $0.4 million, or 24%, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, primarily due to increased interest expense of $0.2 million in the six months ended December 31, 2011 and $0.2 million attributable to proceeds from a settlement of a legal matter in the six months ended December 31, 2010.

Provision for Taxes

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)
Provision for taxes	$2,887	$3,391	$6,468	$10,101
Effective tax rate	39%	33%	39%	41%

The increase in our effective tax rate for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, was primarily due to a retroactive reinstatement of research and development tax credits and higher tax benefits from stock option exercises in the three months ended December 31, 2010. The research and development credits were retroactively extended under the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“2010 Tax Relief Act”) beginning January 1, 2010 through December 31, 2012.

The decrease in our effective tax rate for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, was primarily due to a reduction in California state income tax rates as a result of law changes in the state’s apportionment factor and lower non-deductible stock-based compensation expense in the six months ended December 31, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2011, consisted of cash and cash equivalents of $105.6 million, short-term marketable securities of $38.9 million, cash we expect to generate from operations, and our $200.0 million revolving credit facility, which is committed until November 2016, all of which is available to be drawn. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

In November 2011, we replaced our existing $225.0 million credit facility with a new credit facility that expanded our overall borrowing capacity by $75.0 million to $300.0 million, consisting of a $100.0 million term loan and a $200.0 million revolving credit facility. Additionally, in November 2011, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $50.0 million, excluding broker commissions, of our outstanding shares of common stock. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue repurchases at any time. During the quarter ended December 31, 2011, we repurchased an aggregate of 1.8 million shares of our common stock for an aggregate of $16.5 million. As of December 31, 2011, the remaining amount available for the repurchase of our common stock was $33.5 million. We expect to complete the repurchase by the end of fiscal year 2012.

Additionally, on February 3, 2012, we acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, for $17.5 million in cash paid upon closing of the acquisition.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, acquisitions from time to time and any share repurchases we may choose to make under our share repurchase program. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations and our available borrowings under the credit facility and will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Our ability to service any indebtedness we have incurred or may incur, including under our current credit facility, will depend on our ability to generate cash in the future. In addition, even though we may not need additional funds, we may still elect to obtain additional debt or equity securities or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended December 31,
	2011	2010
	(in thousands)
Cash flows provided by operating activities	$24,945	$29,718
Cash flows used in investing activities	(38,290)	(109,377)
Cash flows (used in)/provided by financing activities	(13,416)	30,734

Operating Activities

Our net cash provided by operating activities is primarily the result of our net income adjusted for non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in working capital components, and is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

Net cash flows provided by operating activities was $24.9 million for the six months ended December 31, 2011 as compared to $29.7 million for the six months ended December 31, 2010.

Net cash flow provided by operating activities for the six months ended December 31, 2011 consisted of non-cash charges of $22.3 million and net income of $9.9 million, partially offset by contributions to working capital of $7.3 million. The non-cash charges primarily consisted of depreciation and amortization of $14.6 million and stock-based compensation expense net of tax benefits of $6.8 million. The contribution to working capital accounts was primarily due to a decrease in prepaid expenses and other assets of $1.7 million and a decrease in accounts receivable of $0.4 million, partially offset by a net decrease in accounts payable and accrued liabilities of $9.7 million. The decrease in prepaid expenses and other assets, accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, is primarily due to timing of payments.

Net cash flow provided by operating activities for the six months ended December 31, 2010 consisted of net income of $14.4 million, non-cash charges of $14.3 million and contributions from working capital of $1.0 million. The non-cash charges primarily consisted of depreciation and amortization of $12.6 million and stock-based compensation expense net of tax benefits of $2.0 million. The contribution from working capital accounts was primarily due to an increase in prepaid expenses and other assets of $2.7 million, partially offset by a net increase in accounts payable and accrued liabilities of $2.6 million, an increase in deferred revenue of $0.4 million and an increase in other liabilities of $0.4 million. The increase in prepaid expenses and other assets is primarily due to timing of payments. The net increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of sales associated with increased revenue.

Investing Activities

Our investing activities include acquisitions of media websites and businesses, capital expenditures and capitalized internal development costs.

Net cash flows used in investing activities was $38.3 million for the six months ended December 31, 2011 as compared to net cash flows used in investing activities of $109.4 million for the six months ended December 31, 2010.

Cash used in investing activities in the six months ended December 31, 2011 was primarily due to our acquisition of ITBE for a cash payment of $24.0 million and the purchases of the operations of six other online publishing businesses for an aggregate of $7.6 million in cash payments, as well as net investments in marketable securities of $4.7 million. Capital expenditures and internal software development costs totaled $2.5 million in the six months ended December 31, 2011.

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

Financing Activities

Net cash flows used in financing activities was $13.4 million for the six months ended December 31, 2011 as compared to net cash flows provided by financing activities of $30.7 million for the six months ended December 31, 2010.

Cash used in financing activities in the six months ended December 31, 2011 was primarily due to repurchases of our common stock of $15.6 million and principal payments on acquisition-related notes payable and our term loan and related fees of $5.8 million, partially offset by proceeds from bank debt of $5.9 million and exercise of stock options of $2.2 million.

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

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable, operating leases and purchase obligations. A significant change occurred in our contractual obligations related to our credit facility as discussed below. Aside from our credit facility, there have been no other significant changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Credit Facility

Year Ending June 30,	Promissory Notes	Credit Facility	Operating Leases	Total
2012 (remaining six months)	$6,258	$2,500	$1,352	$10,110
2013	6,664	7,500	3,144	17,308
2014	3,364	12,500	3,251	19,115
2015	560	17,500	3,117	21,177
2016	50	20,000	3,060	23,110
2017 and thereafter	—	40,000	6,335	46,335

Total	$16,896	$100,000	$20,259	$137,155

On November 4, 2011, we replaced our existing $225.0 million credit facility with a new $300.0 million credit facility. The new facility consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line.

Borrowings under the credit facility are collateralized by our assets and interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), and acquisition costs for business combinations. The interest rate margins for the new facility are 0.50% less than the commensurate margins under our previous credit facility. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity. The credit facility expires in November 2016. The credit facility restricts our ability to raise additional debt financing and pay dividends. In addition, we are required to maintain financial ratios computed as follows:

1. Fixed charge coverage: ratio of (i) trailing twelve months of adjusted EBITDA to (ii) the sum of capital expenditures, net cash interest expense, cash taxes, cash dividends and trailing twelve months payments of indebtedness. Payment of unsecured indebtedness is excluded to the degree that sufficient unused revolving credit line capacity exists such that the relevant debt payment could be made from the credit facility.

2. Funded debt to adjusted EBITDA: ratio of (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of adjusted EBITDA.

Under the terms of the credit facility, we must maintain a minimum fixed charge coverage ratio of 1.15:1.00 and cannot exceed a maximum funded debt to adjusted EBITDA ratio of 3.00:1.00, and the terms also require us to comply with other nonfinancial covenants. We were in compliance with the covenants of our new credit facility as of December 31, 2011. We were in compliance with the covenants of our previous credit facility as of June 30, 2011.

Headquarter Lease

As the previous lease for our corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expired in October 2010, we entered into a new lease agreement in February 2010 for approximately 63,998 square feet of office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent was abated for the first 12 calendar months under the lease. Thereafter the base rent is $118,000 through the 24th calendar month of the term of the lease, after which the monthly base rent will increase to $182,000 for the subsequent 12 months. In the following years the monthly base rent will increase approximately 3% after each 12-month anniversary during the term of the lease, including any extensions under our options to extend.

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

As of December 31, 2011, our credit facility had a borrowing capacity of $300.0 million. Interest on borrowings under the credit facility is payable quarterly at specified margins above either Eurodollar Margin or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. As of December 31, 2011, we had $100.0 million outstanding under our credit facility. A hypothetical increase of 1% in the Eurodollar Margin or Prime Rate-based interest rate on our credit facility would result in an increase in our interest expense of $1.0 million per year, assuming constant borrowing levels.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 8, 2010, a patent infringement lawsuit was filed against us by LendingTree, LLC (“LendingTree”) in the United States District Court for the Western District of North Carolina, seeking a judgment that we have infringed a certain patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. On September 24, 2010, LendingTree filed a first amended complaint adding an additional defendant. If an injunction is granted, it could force us to stop or alter certain of our business activities, such as our lead generation in certain of our client verticals. Currently, the case is in the pre-claims construction stage. While we intend to vigorously defend our position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with at this time.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain and return to our previous growth rates. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

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

A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 22% and 23% of our net revenue for the three and six months ended December 31, 2011, respectively. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Our clients may reduce their level of business with us, leading to lower revenue. In addition, reductions in business by one or more significant clients of our programs may lead to price reductions to our other clients for those products whose prices are determined in whole or in part by client bidding or competition, resulting in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.

There is significant activity and uncertainty in the regulatory and legislative environment for the for-profit education sector. These regulatory or legislative changes have negatively affected and could continue to negatively affect our clients’ businesses, marketing practices and budgets and could impact demand, pricing or form of our services, any or all of which could have a material adverse impact on our financial results.

We generate nearly half of our revenue from our education client vertical and nearly all of that revenue is generated from for-profit educational institutions. There is intense governmental interest in and scrutiny of the for-profit education industry and a high degree of focus on marketing practices in the industry. The Department of Education has promulgated regulations that have adversely impacted and could continue to adversely impact us and our education clients. The intense focus on the for-profit education industry could result in further regulatory or legislative action. We cannot predict whether this will happen or what the impact could be on our financial results.

The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The Department of Education issued final regulations on incentive compensation and other matters which became effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The elimination of the safe harbors has created uncertainty for us and our education clients and impacts the way in which we are paid by our clients and, accordingly, has reduced the amount of revenue we generate from the education client vertical.

In addition, the same regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with the institutions to provide marketing services. As a result, our clients have demanded and we have agreed to reduce certain limitations of liability in our contracts as well as indemnification for actions by our third-party publishers. We could be subject to costly litigation and damage to our reputation, if we are unsuccessful in defending ourselves, damages for our violation of any applicable regulation and the unauthorized or unlawful acts of third-party website publishers.

Other regulations could negatively impact our for-profit education clients. For example, the regulations on “gainful employment” that will restrict or eliminate federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied could result in the elimination or reduction in some of our clients’ programs. This regulation is expected to take effect on July 1, 2012. Over the past year, enrollments have dropped significantly at some of our clients, caused in part by changes being made in anticipation of the implementation of this regulation. In addition, some of our large for-profit education clients have indicated that in coming years they may violate the “90/10 rule,” whereby for-profit institutions must receive at least 10 percent of their revenue from sources other than federal student financial aid. If a for-profit institution fails to comply with the rule for two consecutive fiscal years, it may lose its eligibility to receive student-aid funds for at least two years. These and other regulations or a failure of our clients to comply with such regulations, could adversely affect our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.

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

We are dependent on two market verticals for a majority of our revenue. Negative changes in the economic condition, market dynamics or regulatory environment in one or both of these verticals has caused and may continue to cause our revenue to decline and our business and growth could suffer.

To date, we have generated a majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in the near term will continue to be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals has negatively impacted and may continue to negatively impact our clients’ businesses, marketing practices and budgets and, therefore, adversely affect our financial results.

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

Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization and, in particular, in our engineering/technology, sales and marketing, media, finance and legal/regulatory teams. We plan to continue to grow our business and will need to hire additional personnel to support this growth. We have found it difficult from time to time to locate and hire suitable personnel. If we experience similar difficulties in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Many of our employees have also become, or will soon become, substantially vested in their stock option grants and may be more likely to leave us as a result. If we are unable to attract and retain the personnel we need to succeed, our business and growth could be harmed.

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

We rely on certain advertising agencies for the purchase of various advertising and marketing services on behalf of their clients. Such agencies may have or develop high-risk credit profiles which may result in credit risk to us.

We benefit from the established relationships and sales teams that certain of our advertising agencies have with their clients. These agencies may in certain cases, however, have or develop high-risk credit profiles which may subject us to credit risk that we may otherwise mitigate more efficiently with clients directly. This credit risk may vary depending on the nature of an agency’s aggregated client base. In some limited circumstances, we also accept direct payment from clients of advertising agencies in place of liability of the advertising agencies.

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

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as Halyard Education Partners in the education client vertical and BankRate in the financial services client vertical;

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks such as Google, Yahoo!, MSN, and AOL;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	website publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups at current or potential clients;

•	offline direct marketing agencies;

•	mobile and social media; and

•	television, radio and print companies.

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

We have a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

As of December 31, 2011, we had an outstanding term loan with a principal balance of $100.0 million and a revolving credit line pursuant to which we can borrow up to an additional $200.0 million, all of which is available to be drawn. As of such date, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $16.9 million. As a result of obligations associated with our debt:

•	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions;

•	we may not have sufficient liquidity to fund all of our costs if our revenue declines or costs increase; and

•	we may not have sufficient funds to repay the principal balance of our debt when due.

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

The continued global macroeconomic uncertainty poses additional risks to our business, financial condition and results of operations.

The United States and the global economy are experiencing a prolonged period of economic uncertainty following severe economic downturns in many countries. The slow pace of recovery in the United States, deterioration of global economies, potential insolvency of one or more countries globally, high unemployment and reduced and/or volatile equity valuations all create risks that could harm our business. If macroeconomic conditions were to worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically. Clients in particular client verticals such as financial services, particularly mortgage, credit cards and deposits, small- and medium-sized business customers and home services are facing very difficult conditions and their marketing spend has been negatively affected. These conditions could also damage our business opportunities in existing markets, and reduce our revenue and profitability. While the effect of these and related conditions poses widespread risk across our business, we believe that it may particularly affect our efforts in the mortgage, credit cards and deposits, small- and medium-sized business and home services client verticals, due to reduced availability of credit for households and businesses and reduced household disposable income. Economic conditions may not improve or may worsen.

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

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) generally demonstrate seasonal weakness. In our second fiscal quarters, there is generally lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients request fewer leads due to holiday staffing. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. To the extent our rate of growth slows or our revenue contracts, we expect that the seasonality in our business may become more apparent and may in the future cause our operating results to fluctuate to a greater extent.

If we do not effectively manage our growth, our operating performance will suffer and we may lose clients.

We have historically experienced rapid growth in our operations and operating locations, and we expect to experience further growth in our business, both through acquisitions and internally. This growth has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. In particular, rapid growth and acquisitions may make it more difficult for us to accomplish the following:

•	successfully scale our technology to accommodate a larger business and integrate acquisitions;

•	maintain our standing with key vendors, including Internet search companies and third-party website publishers;

•	maintain our client service standards; and

•	develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures.

In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations. The improvements required to manage such growth would require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage our growth, our operating performance will suffer and we may lose clients, key vendors and key personnel.

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

Third-party website publishers may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.

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

Because many of our client contracts can be cancelled by the client with little or no prior notice or penalty, the cancellation of one or more contracts could result in an immediate decline in our revenue.

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

In particular, a number of U.S. federal laws impact our business. The Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. The U.S. Department of Education issued final regulations on incentive compensation and other matters which became effective July 1, 2011. These regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations. The elimination of the safe harbors create uncertainty for us and our education clients and impact the way in which we are paid by our clients and, accordingly, could reduce the amount of revenue we generate from the education client vertical.

In addition, the Department has issued final regulations that also restrict Title IV funding for programs not meeting prescribed income-to-debt ratios (i.e., programs not leading to “gainful employment” as defined under the proposed regulation). These provisions, could negatively affect our business with education clients. Any changes in these laws or judicial interpretations narrowing their protections could subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.

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

•	changes in governmental regulations;

•	announcements regarding our share repurchase program and the timing and amount of shares we purchase under such program;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	changes in the search engine rankings of our sites or our ability to access PPC advertising;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	negative publicity about us, our industry, our clients or our clients’ industries; and

•	a slowdown in our industry or the general economy.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Material differences between our results and security analysts’ estimates could cause our stock price to decrease.

Our results may differ materially from security analysts’ estimates, either in total or for a specific client vertical and such difference could cause the market price of our stock to decrease.

We have generally not provided specific guidance or forecasts for near-term operating results, increasing the likelihood that analyst estimates could differ from our own expectations and increasing the likelihood that our future results could differ from analyst estimates, either in total or for a specific client vertical.

Our directors, executive officers and principal stockholders and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of December 31, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 33% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline significantly. We had 45,866,202 shares of common stock outstanding as of December 31, 2011. In addition, (i) the 11,238,193 shares subject to outstanding stock options and restricted stock units under our equity incentive plans as of December 31, 2011 and (ii) the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet

On November 3, 2011, our Board of Directors authorized a stock repurchase program allowing us to repurchase our outstanding shares of common stock up to $50.0 million. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time. The amount authorized by the Company’s board of directors excludes broker commissions.

All of our stock repurchases for the three months ended December 31, 2011 were made pursuant to our publicly announced stock repurchase plan. The following table summarizes the stock repurchase activity for the three months ended December 31, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program that was available as of December 31, 2011:

	Shares Repurchases
(in millions, except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announce Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2011—October 31, 2011	—	—	—	—
November 1, 2011—November 30, 2011	863,200	$8.97	863,200	$42.3
December 1, 2011—December 31, 2011	925,200	$9.51	925,200	$33.5

Total	1,788,400	$9.25	1,788,400

(1)	Excludes $0.02 per share broker commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

At our 2011 Annual Meeting of Stockholders held on November 3, 2011, our stockholders voted on, among other matters, a proposal on the frequency of future stockholder advisory votes regarding compensation awarded to our named executive officers. As previously reported by us, an annual frequency received the highest number of votes cast, as well as a majority of the votes cast on the proposal. Based on these results, we have determined that we will conduct future stockholder advisory votes regarding compensation awarded to our named executive officers annually. The next required stockholder advisory vote on the frequency of future stockholder advisory votes regarding compensation awarded to named executive officers will be conducted at our 2017 annual meeting of stockholders.

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
Date: February 7, 2012

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