Form 10-Q
period 2012-03-31
QUINSTREET, INC
filed 2012-05-08
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of common stock outstanding as of April 30, 2012: 44,170,857

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$77,861	$132,290
Marketable securities	37,532	34,927
Accounts receivable, net	50,030	48,225
Deferred tax assets	10,249	10,253
Prepaid expenses and other assets	6,041	5,773

Total current assets	181,713	231,468

Property and equipment, net	9,211	8,875
Goodwill	238,133	211,856
Other intangible assets, net	77,606	65,847
Deferred tax assets, noncurrent	5,866	5,866
Other assets, noncurrent	1,049	1,012

Total assets	$513,578	$524,924

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,228	$23,300
Accrued liabilities	28,568	33,238
Deferred revenue	2,565	2,531
Debt	13,169	10,038

Total current liabilities	68,530	69,107

Debt, noncurrent	94,992	96,010
Other liabilities, noncurrent	5,416	4,418

Total liabilities	168,938	169,535

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 44,061,728 and 49,564,877 shares issued, and 44,061,728 and 47,387,425 shares outstanding at March 31, 2012 and June 30, 2011, respectively	44	50
Additional paid-in capital	224,603	255,689
Treasury stock, at cost (0 and 2,177,452 shares at March 31, 2012 and June 30, 2011)	—	(7,779)
Accumulated other comprehensive income	(185)	51
Retained earnings	120,178	107,378

Total stockholders’ equity	344,640	355,389

Total liabilities and stockholders’ equity	$513,578	$524,924

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net revenue	$93,023	$107,705	$284,770	$308,903
Cost of revenue (1)	72,278	78,578	216,422	222,869

Gross profit	20,745	29,127	68,348	86,034
Operating expenses: (1)
Product development	5,069	6,836	16,245	18,320
Sales and marketing	3,394	4,687	11,114	14,097
General and administrative	6,239	5,525	16,303	15,190

Operating income	6,043	12,079	24,686	38,427
Interest income	31	25	105	139
Interest expense	(1,111)	(1,091)	(3,309)	(3,108)
Other income (expense), net	3	66	(121)	151

Income before income taxes	4,966	11,079	21,361	35,609
Provision for taxes	(2,093)	(4,740)	(8,561)	(14,841)

Net income	$2,873	$6,339	$12,800	$20,768

Net income per share:
Basic	$0.06	$0.14	$0.28	$0.45

Diluted	$0.06	$0.13	$0.27	$0.42

Weighted average shares used in computing net income per share:
Basic	44,870	46,792	46,491	45,910
Diluted	45,794	50,593	47,584	48,960
(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:
Cost of revenue	$962	$1,138	$3,338	$3,411
Product development	637	669	1,979	2,084
Sales and marketing	816	918	2,436	3,116
General and administrative	781	782	2,338	2,242

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$12,800	$20,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,657	20,252
Provision for sales returns and doubtful accounts receivable	1,557	(143)
Stock-based compensation	10,091	10,853
Excess tax benefits from stock-based compensation	(146)	(6,744)
Other non-cash adjustments, net	1,476	208
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(656)	(486)
Prepaid expenses and other assets	(259)	1,896
Other assets, noncurrent	(36)	133
Accounts payable	942	6,567
Accrued liabilities	(6,826)	3,403
Deferred revenue	(256)	947
Other liabilities, noncurrent	1,033	923

Net cash provided by operating activities	42,377	58,577

Cash Flows from Investing Activities
Capital expenditures	(2,017)	(4,430)
Business acquisitions, net of notes payable and cash acquired	(54,639)	(91,723)
Internal software development costs	(1,746)	(1,322)
Purchases of marketable securities	(37,807)	(33,923)
Proceeds from sales and maturities of marketable securities	34,163	8,484
Other investing activities	29	—

Net cash used in investing activities	(62,017)	(122,914)

Cash Flows from Financing Activities
Payments for issuance of common stock	—	(106)
Proceeds from exercise of common stock options	3,526	12,580
Proceeds from bank debt	5,884	24,425
Principal payments on bank debt	(3,875)	(2,650)
Payment of bank loan upfront fees	(1,370)	—
Principal payments on acquisition-related notes payable	(2,190)	(7,725)
Excess tax benefits from stock-based compensation	146	6,744
Withholding taxes related to restricted stock net share settlement	(346)	—
Repurchases of common stock	(36,593)	—

Net cash (used in) provided by financing activities	(34,818)	33,268

Effect of exchange rate changes on cash and cash equivalents	29	(17)
Net decrease in cash and cash equivalents	(54,429)	(31,086)
Cash and cash equivalents at beginning of period	132,290	155,770

Cash and cash equivalents at end of period	$77,861	$124,684

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	2,781	2,836
Cash paid for taxes	8,642	13,017
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	3,261	3,217
Retirement of treasury stock	44,372	—

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is an online vertical marketing and media company. The Company was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. The Company provides vertically oriented customer acquisition programs for its clients. The Company also provides hosted solutions for direct selling companies. The corporate headquarters are located in Foster City, California, with offices in Arkansas, Florida, Kentucky, Massachusetts, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Brazil, India and the United Kingdom.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC on August 30, 2011. The condensed consolidated balance sheet at June 30, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at March 31, 2012, its condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011, and its condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2012, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There have been no significant changes in the accounting policies subsequent to June 30, 2011, except for the addition of a derivative instrument as described below.

Derivative instrument

During the third quarter of fiscal year 2012, the Company entered into an interest rate swap agreement to hedge the interest rate exposure relating to its borrowing under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management.

The interest rate swap is recorded in accrued liabilities on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair value of this interest rate swap are recorded in other comprehensive income (“OCI”) because the Company has designated the swap as a cash flow hedge. Gains or losses on the interest rate swap as reported in OCI are classified to interest expense in the period the hedged item affects earnings. If the term loan ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any hedge ineffectiveness is recognized immediately in earnings in the current period. Refer to Note 7, Debt, for additional information regarding our credit facility and interest rate swap.

Concentrations of Credit Risk

No client accounted for 10% or more of total revenue for the three or nine months ended March 31, 2012 or for the same period in fiscal year 2011. No client accounted for 10% or more of net accounts receivable as of March 31, 2012 or June 30, 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related promissory notes approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at March 31, 2012 approximates the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The Company believes that the fair value of the term loan approximates its recorded amount at March 31, 2012 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This portion of the guidance will be effective for the Company beginning July 1, 2012 and will require financial statement presentation changes only. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new guidance in the third quarter of fiscal year 2012 did not have a material impact on its financial position, results of operations or cash flows.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$2,873	$6,339	$12,800	$20,768

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	44,870	46,792	46,491	45,910

Diluted:
Weighted average shares of common stock used in computing basic net income per share	44,870	46,792	46,491	45,910
Weighted average effect of dilutive securities:
Stock options	923	3,691	1,080	2,990
Restricted stock units	1	110	13	60

Weighted average shares of common stock used in computing diluted net income per share	45,794	50,593	47,584	48,960

Net income per share:
Basic	$0.06	$0.14	$0.28	$0.45

Diluted	$0.06	$0.13	$0.27	$0.42

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	7,347	1,315	6,566	2,860

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

4. Fair Value Measurements and Marketable Securities

Fair value is defined as the price that would be received on sale of an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of March 31, 2012, the Company used Level 1 assumptions for its money market funds.

Level 2 —	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2012, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposits, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3 —	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2012, the Company did not have any Level 3 financial assets or liabilities.

The securities held by the Company as of March 31, 2012 and June 30, 2011 were categorized as follows in the fair value hierarchy:

	Fair Value Measurements as of March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$32,798	$32,798
Certificates of deposit	—	9,069	9,069
Money market funds	21,861	—	21,861

	$21,861	$41,867	$63,728

Liabilities:
Acquisition-related promissory notes	$—	$11,652	$11,652
Term loan	—	96,509	96,509
Revolving credit line	—	—	—
Interest rate swap	—	288	288

	$—	$108,449	$108,449

	Fair Value Measurements as of June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$23,637	$23,637
Certificates of deposit	—	19,036	19,036
Money market funds	51,654	—	51,654
Interest Rate Swap	—	—	—

	$51,654	$42,673	$94,327

Liabilities:
Acquisition-related promissory notes	$—	$10,545	$10,545
Term loan	—	29,801	29,801
Revolving credit line	—	65,702	65,702
Interest rate swap	—	—	—

	$—	$106,048	$106,048

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

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of March 31, 2012 and June 30, 2011:

	As of March 31, 2012
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$32,790	$8	$—	$32,798
Certificates of deposit	9,081	—	12	9,069
Money market funds	21,861	—	—	21,861

	$63,732	$8	$12	$63,728

	As of June 30, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$23,625	$12	$—	$23,637
Certificates of deposit	19,046	—	10	19,036
Money market funds	51,654	—	—	51,654

	$94,325	$12	$10	$94,327

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of March 31, 2012 and June 30, 2011, the Company did not hold securities that had maturity dates greater than one year.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

5. Acquisitions

Acquisitions in Fiscal Year 2012

Acquisition of Ziff Davis Enterprise

On February 3, 2012, the Company acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, for $17,526 in cash. The results of the acquired assets of Ziff Davis Enterprise have been included in the consolidated financial statements since the acquisition date.

The Company is currently evaluating the purchase price allocation following the consummation of the transaction.

Amount
Cash	$17,526

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

	Estimated Fair Value	Estimated Useful Life
Liabilities assumed	$(255)
Customer/publisher/advertiser relationships	4,120	5 years
Content	500	2 years
Website/trade/domain names	4,630	5 years
Registered user database and other	6,320	3 years
Goodwill	2,211	Indefinite

	$17,526

Acquisition of NarrowCast Group, LLC (“IT Business Edge” or “ITBE”)

On August 25, 2011, the Company acquired 100% of the outstanding equity interests of ITBE, in exchange for $23,961 in cash. The results of ITBE’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired ITBE to broaden its media access in the business-to-business market.

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

	$23,961

Other Acquisitions in Fiscal Year 2012

During the nine months ended March 31, 2012, in addition to the acquisition of certain assets of Ziff Davis Enterprise, and the acquisition of ITBE, the Company also acquired operations from nine other online publishing businesses in exchange for an aggregate of $16,791 in cash, $3,125 in non-interest-bearing, promissory notes payable over a period of two years, secured by the assets acquired in respect to which the notes were issued and $260 in non-interest-bearing, unsecured promissory notes payable over a period of one year. The Company also recorded $4,500 in earn-out payments related to a prior period acquisition as an addition to goodwill. The aggregate purchase price recorded was as follows:

Amount
Cash	$9,030
Fair value of debt (net of $123 of imputed interest)	7,761

$16,791

The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase prices of these other acquisitions during the nine months ended March 31, 2012 and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions:

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/advertiser relationships	$199	3 years
Content	3,151	2-3 years
Website/trade/domain names	797	4 years
Acquired technology and other	560	4-5 years
Noncompete agreements	60	1-3 years
Goodwill	12,024	Indefinite

	$16,791

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

					Estimated
	CarInsurance.com	Insurance.com	Other	Total	Useful Life
Tangible assets acquired	$661	$1,204	$—	$1,865
Liabilities assumed	(807)	—	—	(807)
Customer/publisher/advertiser relationships	260	2,120	233	2,613	3-7 years
Content	16,130	4,290	1,274	21,694	3-7 years
Website/trade/domain names	4,350	2,940	541	7,831	4-10 years
Acquired technology	3,000	5,530	—	8,530	2-4 years
Noncompete agreements	40	60	88	188	1-5 years
Goodwill	26,021	19,339	7,914	53,274	Indefinite

	$49,655	$35,483	$10,050	$95,188

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net revenue	$99,807	$131,992	$293,197	$340,842
Net income	3,326	17,147	12,679	30,611

Basic net income per share	$0.07	$0.37	$0.27	$0.67
Diluted net income per share	$0.07	$0.34	$0.27	$0.63

6. Intangible Assets, Net and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following:

	March 31, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$36,818	$(21,334)	$15,484	$29,269	$(16,892)	$12,377
Content	60,734	(32,112)	28,622	56,663	(25,142)	31,521
Website/trade/domain names	31,180	(11,607)	19,573	23,533	(8,569)	14,964
Acquired technology and others	31,450	(17,523)	13,927	20,190	(13,205)	6,985

	$160,182	$(82,576)	$77,606	$129,655	$(63,808)	$65,847

Amortization of intangible assets was $6,821 and $18,768 in the three and nine months ended March 31, 2012, respectively, and $6,124 and $16,575 in the three and nine months ended March 31, 2011, respectively.

Future amortization expense for the Company’s acquisition-related intangible assets as of March 31, 2012 was as follows:

Year Ending June 30,	Amortization
2012 (remaining three months)	$7,103
2013	23,692
2014	18,543
2015	11,523
2016	8,030
Thereafter	8,715

$77,606

The change in the carrying amount of goodwill for the Company’s DMS and DSS segments, discussed in Note 11, for the nine months ended March 31, 2012 was as follows:

	DMS	DSS	Total
Balance at June 30, 2011	$210,625	$1,231	$211,856
Additions	26,277	—	26,277

Balance at March 31, 2012	$236,902	$1,231	$238,133

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

In the nine months ended March 31, 2012, the additions to goodwill relate to the Company’s acquisitions as described in Note 5, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors.

7. Debt

Promissory Notes

During the nine months ended March 31, 2012 and 2011, the Company issued promissory notes for the acquisition of businesses in the aggregate amount of $3,385 and $3,217, respectively, net of imputed interest amounts of $123 and $197, respectively. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of promissory notes of $86 and $253 as interest expense for the three and nine months ended March 31, 2012, respectively, and $133 and $436 for the three and nine months ended March 31, 2011, respectively. Certain of the promissory notes are secured by the assets acquired in respect to which the notes were issued.

Credit Facility

On November 4, 2011, the Company replaced its existing $225,000 credit facility with a new $300,000 credit facility. The new facility consists of a $100,000 five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200,000 five-year revolving credit line.

Borrowings under the credit facility are collateralized by substantially all of the Company’s assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), and acquisition costs for business combinations. The interest rate margins for the new facility are 0.50% less than the commensurate margins under the Company’s previous credit facility. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

To reduce the Company’s exposure to rising interest rates under the term loan, on February 24, 2012, the Company entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal amount totaling $85,000 on January 1, 2014 and amortizing to $35,000 on November 4, 2016. The interest rate swap effectively fixes the Eurodollar Margin at 0.97%.

The credit facility expires in November 2016. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends, and also requires the Company to comply with other nonfinancial covenants. In addition, the Company is required to maintain financial ratios computed as follows:

1. A minimum fixed charge coverage ratio of 1.15:1, calculated as the ratio of: (i) trailing twelve months of adjusted EBITDA to (ii) the sum of capital expenditures, net cash interest expense, cash taxes, cash dividends and trailing twelve months payments of indebtedness. Payment of unsecured indebtedness is excluded to the degree that sufficient unused revolving credit line exists such that the relevant debt payment could be made from the credit facility.

2. A maximum funded debt to adjusted EBITDA ratio of 3:1, calculated as the ratio of: (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of adjusted EBITDA.

The Company was in compliance with the covenants of this new credit facility as of March 31, 2012.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Upfront arrangement fees incurred in connection with the credit facility totaled $1,500 and will be deferred and amortized over the remaining term of the arrangement. As of March 31, 2012, $98,750 was outstanding under the term loan. There was no outstanding balance amount under the revolving credit line.

As of June 30, 2011, $30,188 was outstanding under the term loan under the previous credit facility. As of June 30, 2011, $66,553 was outstanding under the revolving credit line of the previous credit facility. The Company was in compliance with the covenants of its previous credit facility as of June 30, 2011.

Interest Rate Swap

As discussed in the derivative instrument section in Notes 2, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term debt. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At March 31, 2012, the Company had approximately $85,000 of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap will be included as a component of accumulated other comprehensive income (loss).

Any hedge ineffectiveness will be immediately recognized in earnings in the current period. At March 31, 2012, the fair value of the interest rate swap was ($287) and the effective and ineffective portion of the interest rate swap was $258 and $30, respectively.

Debt Maturities

The maturities of debt as of March 31, 2012 were as follows:

	Promissory	Credit
Year Ending June 30,	Notes	Facility
2012 (remaining three months)	$1,260	$1,250
2013	6,759	7,500
2014	3,364	12,500
2015	560	17,500
2016	50	20,000
2017	—	40,000

	11,993	98,750

Less: imputed interest and unamortized discounts	(341)	(2,241)

Less: current portion	(7,408)	(5,761)

Noncurrent portion of debt	$4,244	$90,748

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

8. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three and nine months ended March 31, 2012 was $852 and $2,546, respectively, and for the three and nine months ended March 31, 2011 was $758 and $2,472, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of March 31, 2012 were as follows:

Operating
Year Ending June 30,	Leases
2012 (remaining three months)	$678
2013	3,144
2014	3,251
2015	3,117
2016	3,060
2017 and thereafter	6,335

$19,585

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

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2012 and June 30, 2011.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party website publishers, losses arising from actions or omissions of the Company or its third party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where applicable, the Company generally limits its liabilities under such indemnities. With respect to its DSS products, the Company also generally reserves the right to resolve intellectual property infringements claims by providing a non-infringing alternative or by obtaining a license on reasonable terms, and failing that, by terminating its relationship with the client and thus terminating the infringing activity. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements but in some cases survives for a short period of time after termination of the agreement.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2012 and June 30, 2011.

Litigation

In September 2010, Lending Tree, LLC (“Lending Tree”) filed a patent infringement lawsuit against the Company in the United States District Court for the Western District of North Carolina, seeking a judgment that the Company has infringed a patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. If an injunction were to be granted, it could force the Company to stop or alter certain of its business activities, such as its lead generation in certain client verticals. On April 12, 2012, the Court held a claim construction hearing and issued an order construing certain disputed terms of the patent-in-suit. The Company believes that it has meritorious defenses against LendingTree’s claims. There can be no assurance, however, that the Company will prevail in this matter and any adverse ruling may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved. While the Company intends to vigorously defend its position, neither the outcome of the litigation nor the amount or potential range of exposure, if any, associated with the litigation can be assessed at this time.

On August 12, 2011, the attorney general of Kentucky sent a letter of inquiry to the Company regarding marketing services that the Company provides to for-profit schools. The attorneys general of Alabama, Arizona, Delaware, Florida, Idaho, Illinois, Iowa, Massachusetts, Minnesota, Nevada, North Carolina, Oregon, South Carolina, and Tennessee (the “States”) have joined Kentucky in the inquiry. The marketing services at issue relate to the Company’s websites, such as www.gibill.com, www.armystudyguide.com, and others, whose intended audience comprises service members and veterans of the United States military. The attorneys general expressed concerns that the websites could mislead consumers into believing that the websites are affiliated with the government or that the featured schools are the only ones that accept scholastic subsidies (such as through the GI Bill) from service members and veterans and may thus violate the consumer protection laws of the respective States. On August 25, 2011, the Kentucky attorney general initiated a civil investigative demand, requesting information about the Company’s marketing, pricing structure, business relationships, and financial data with respect to the for-profit schools that appear on www.gibill.com and similar websites. Other of the 14 States initiated identical civil investigative demands, too. On April 13, 2012, the attorney general of Kentucky sent the Company an additional letter requesting the Company’s continued cooperation to address aspects of its websites, including through potential commitments or stipulated injunctive relief to future compliance and monetary compensation for the States’ costs of investigations and civil penalties. The Company has responded to and continues to cooperate with the investigation of the attorneys general. Neither the outcome of the investigation nor the amount or potential range of exposure, if any, associated with the investigation can be assessed at this time.

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

As of March 31, 2012, 4,905,132 shares were reserved and 3,404,749 shares were available for issuance under the 2010 Incentive Plan and 820,000 shares were reserved and 550,000 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	56%	54%	55%	54%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	2.1%	1.1%	1.7%
Grant date fair value	$4.54	$10.48	$5.31	$7.81

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

10. Stockholders’ Equity

Comprehensive Income

The following table sets forth the components of comprehensive income for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$2,873	$6,339	$12,800	$20,768
Other comprehensive income (loss)
Unrealized gain (loss) on investments	(10)	(6)	(6)	(19)
Foreign currency translation adjustment	—	7	28	(17)
Interest rate swap fair value change and reclassification, net	(258)	—	(258)	—

Comprehensive income	$2,604	$6,340	$12,564	$20,732

Stock Repurchase Program

On November 3, 2011, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $50,000 of its outstanding shares of its common stock. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time. The amount authorized by the Company’s board of directors excludes broker commissions.

As of March 31, 2012, the Company had repurchased an aggregate of 3,760,319 shares of its common stock under this repurchase program at a weighted average price of $9.71 per share for a total of $36,517 and the remaining amount available for the repurchase of the Company’s common stock was $13,483.

Retirement of Treasury Stock

For the quarter ended, March 31, 2012, the Company retired 5,937,771 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of approximately $44,372 at March 31, 2012. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock, reduce additional paid-in capital by the amount recorded in APIC when the stock was originally issued and any remaining excess of cost as a deduction from retained earnings.

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

The Company determined its operating segments to be direct marketing services, or “DMS”, which derives revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, impressions, and direct selling services, or “DSS”, which derives revenue from the sale of direct selling services through a hosted solution. The Company’s reportable operating segments consist of DMS and DSS. The accounting policies of the two reportable operating segments are the same as those described in Note 2.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

The Company evaluates the performance of its operating segments based on net sales and operating income before depreciation, amortization and stock-based compensation expense.

The Company does not allocate most of its assets, nor its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense or income tax expense by segment. Accordingly, the Company does not report such information.

Summarized information by segment was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue by segment:
DMS	$92,644	$107,344	$283,628	$307,878
DSS	379	361	1,142	1,025

Total net revenue	93,023	107,705	284,770	308,903

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	17,076	22,987	56,761	68,898
DSS	197	231	675	634

Total segment operating income before depreciation, amortization, and stock-based compensation expense	17,273	23,218	57,436	69,532
Depreciation and amortization	(8,032)	(7,632)	(22,657)	(20,252)
Stock-based compensation expense	(3,196)	(3,507)	(10,091)	(10,853)

Total operating income	$6,045	$12,079	$24,688	$38,427

The following tables set forth net revenue and long-lived assets by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue:
United States	$92,796	$107,390	$284,211	$307,883
International	227	315	559	1,020

Total net revenue	$93,023	$107,705	$284,770	$308,903

	March 31	June 30,
	2012	2011
Long-lived assets:
United States	$8,933	$8,641
International	278	234

Total long-lived assets	$9,211	$8,875

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

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or inquiry, or in the form of a qualified click. These leads or clicks can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads or clicks as defined by our agreements with such clients. Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or our ability to generate an acceptable margin on our media costs, that provides a sound financial outcome for us. Our general process is:

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

Our Direct Marketing Services, or DMS, business accounted for 99.6% of our net revenue in both the three and nine months ended March 31, 2012, and 99.7% of our net revenue in both the three and nine months ended March 31, 2011. Our DMS business derives net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are education and financial services. Our education client vertical represented 42% of net revenue in both the three and nine months ended March 31, 2012, and 45% and 43% of net revenue in the three and nine months ended March 31, 2011, respectively. Our financial services client vertical represented 42% of net revenue in both the three and nine months ended March 31, 2012, and 45% and 46% of net revenue in the three and nine months ended March 31, 2011, respectively. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 16% and 15% of net revenue in the three and nine months ended March 31, 2012, respectively, and 10% and 11% of net revenue in the three and nine months ended March 31, 2011, respectively.

In addition, we derived less than 1% of our net revenue in both the three and nine months ended March 31, 2012, respectively, and for the same periods last fiscal year, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services, or DSS, business.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% of our net revenue in the three and nine months ended March 31, 2012, or for the same period in fiscal year 2011.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2012 will be generated from clients in these two client verticals.

Our education client vertical has been significantly affected by the adoption in 2010 and 2011 of new regulations affecting for-profit educational institutions. The regulations have affected and are expected to continue to affect our clients’ businesses and marketing practices, including resulting in what we estimate to be an overall decrease in our clients’ external marketing expenditures and a related decrease in our revenues from this client vertical. The affect of these regulations may continue to result in fluctuations in the volume and mix of our business with these clients.

In our financial services client vertical, prices are largely determined by bidding. Over the past three quarters we have seen pricing that we receive from clients stabilize. Our revenue has declined primarily due to volume declines caused by losses of traffic from third-party publishers resulting from acquisitions of media sources by competitors, changes in a search engine’s algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media.

Acquisitions

Acquisitions in Fiscal Year 2012

In February 2012, we acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, in exchange for $17.5 million in cash.

In August 2011, we acquired 100% of the outstanding equity interests of NarrowCast Group, LLC, or IT BusinessEdge, a Kentucky-based Internet media company in the business-to-business technology market, in exchange for $24.0 million in cash.

During the nine months ended March 31, 2012, in addition to the acquisition of certain assets of Ziff Davis Enterprise and the acquisition of IT BusinessEdge, we acquired nine other online publishing businesses.

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

Our acquisition strategy may result in significant fluctuations in our available working capital from period to period and over the long term. We may use cash, stock or promissory notes to acquire various businesses or technologies, and we cannot accurately predict the timing of those acquisitions or the impact on our cash flows and balance sheet. Large acquisitions or multiple acquisitions within a particular period may significantly affect our financial results for that period. We may utilize debt financing to make acquisitions, which could give rise to higher interest expense and more restrictive operating covenants. We may also utilize our stock as consideration, which could result in substantial dilution.

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is targeted enough to attract prospects for our clients at costs that work for our business model. In order to continue to grow our business, we must be able to continue to find, develop or retain quality targeted media on a cost-effective basis. Our inability to find, develop or retain high quality targeted media has limited, during some periods, and may continue to limit our growth.

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

Net Revenue

DMS. Our DMS business generates revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education and “other” (which includes business-to-business technology, home services and medical).

DSS. Our DSS business generated less than 1% of net revenue in each of the three and nine months ended March 31, 2012 and 2011. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of acquisition-related intangible assets, depreciation expense and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized, and amortized in cost of revenue over the software’s estimated useful life. We anticipate that our cost of revenue will trend with our overall revenue.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and expanding our business internationally, including increased legal and accounting costs, and higher insurance premiums.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, other income and expense and interest income. Interest expense is related to our credit facility, interest rate swap and promissory notes issued in connection with our acquisitions, and includes imputed interest on non-interest bearing notes. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

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

•	Revenue recognition;

•	Stock-based compensation;

•	Valuation of goodwill and intangible assets;

•	Valuation of long-lived assets; and

•	Income taxes.

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Annual Report on Form 10-K subsequent to June 30, 2011, except for the addition of a derivative instrument, which is discussed further below. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the SEC on August 30, 2011.

Derivative instrument

During the third quarter of fiscal year 2012, we entered into an interest rate swap agreement to hedge the interest rate exposure relating to our borrowing under our term loan. We do not speculate using derivative instruments. We entered into this derivative instrument arrangement solely for the purpose of risk management.

The interest rate swap is recorded on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair value of this interest rate swap are recorded in other comprehensive income (“OCI”) because we designated the swap as a cash flow hedge. Gains or losses on the interest rate swap as reported in OCI are classified to interest expense in the period the hedged item affects earnings. If the term loan ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any hedge ineffectiveness is recognized immediately in earnings in the current period.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated ($ in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011

Net revenue	$93,023	100.0%	$107,705	100.0%	$284,770	100.0%	$308,903	100.0%
Cost of revenue (1)	72,278	77.7	78,578	73.0	216,422	76.0	222,869	72.1

Gross profit	20,745	22.3	29,127	27.0	68,348	24.0	86,034	27.9
Operating expenses: (1)
Product development	5,069	5.4	6,836	6.3	16,245	5.7	18,320	5.9
Sales and marketing	3,394	3.6	4,687	4.4	11,114	3.9	14,097	4.6
General and administrative	6,239	6.7	5,525	5.1	16,303	5.7	15,190	4.9

Operating income	6,043	6.5	12,079	11.2	24,686	8.7	38,427	12.4
Interest income	31	0.0	25	0.0	105	0.0	139	0.0
Interest expense	(1,111)	(1.1)	(1,091)	(1.0)	(3,309)	(1.2)	(3,108)	(1.0)
Other income (expense), net	3	0.0	66	0.1	(121)	(0.0)	151	0.0

Income before income taxes	4,966	5.3	11,079	10.3	21,361	7.5	35,609	11.5
Provision for taxes	(2,093)	(2.2)	(4,740)	(4.4)	(8,561)	(3.0)	(14,841)	(4.8)

Net income	$2,873	3.1%	$6,339	5.9%	$12,800	4.5%	$20,768	6.7%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$962	1.0%	$1,138	1.1%	$3,338	1.2%	$3,411	1.1%
Product development	637	0.7	669	0.6	1,979	0.7	2,084	0.7
Sales and marketing	816	0.9	918	0.9	2,436	0.9	3,116	1.0
General and administrative	781	0.8	782	0.7	2,338	0.8	2,242	0.7

Net Revenue

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months % Change	Nine Months % Change
	2012	2011	2012	2011
	(in thousands)

Net revenue	$93,023	$107,705	$284,770	$308,903	(14%)	(8%)
Cost of revenue	72,278	78,578	216,422	222,869	(8%)	(3%)

Gross profit	$20,745	$29,127	$68,348	$86,034	(29%)	(21%)

Net revenue decreased $14.7 million, or 14%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This was primarily due to a decrease from our education and financial services client verticals, which was partially offset by growth in our other client verticals. Our education client vertical decreased $9.1 million, or 19%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to lower lead volumes as a result of new regulations affecting for-profit educational institutions. Our financial services client vertical decreased $9.9 million, or 20%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to lower click volumes as a result of losses of publisher media. Our other client verticals increased $4.3 million, or 39%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to the acquisition of IT BusinessEdge and certain assets of Ziff Davis Enterprise in the business-to-business technology client vertical and, to a lesser extent, higher lead volumes in the home services client vertical.

Net revenue decreased $24.1 million, or 8%, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011. This was primarily due to a decrease from our education and financial services client verticals, which was partially offset by growth in our other client verticals. Our education client vertical decreased $13.9 million, or 10%, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, as lower lead volumes as a result of new regulations affecting for-profit educational institutions were partially offset by higher prices. Our financial services client vertical decreased $21.7 million, or 15%, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, as lower click volumes as a result of losses of publisher media and lower prices were partially offset by increases in lead volumes. Our other client verticals increased $11.5 million, or 35%, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, primarily due to the acquisition of IT BusinessEdge and certain assets of Ziff Davis Enterprise in the business-to-business technology client vertical and, to a lesser extent, higher lead volumes in the home services client vertical.

Cost of Revenue

Cost of revenue decreased $6.3 million, or 8%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This was primarily due to decreased media costs of $6.6 million driven by lower overall lead and click volumes, decreased personnel costs of $0.7 million resulting from a reduction in average headcount, which were partially offset by increased professional service fees of $0.6 million, and increased amortization of acquisition-related intangible assets of $0.7 million resulting from acquisitions during the past twelve months. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue was 22% in the three months ended March 31, 2012 compared to 27% in the three months ended March 31, 2011, primarily due to a lower mix of traffic from owned and operated media, lower margins from publisher arrangements and higher amortization expenses, which were partially offset by the above-mentioned decreased personnel costs.

Cost of revenue decreased $6.4 million, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011. This was primarily due to decreased media costs of $7.1 million due to lower click volumes and decreased personnel costs of $2.5 million, which were partially offset by increased amortization of acquisition-related intangible assets of $2.6 million resulting from acquisitions during the past twelve months and a one-time offline marketing event of $0.9 million related to an acquisition. The decreased personnel costs were attributable to a reduction in average headcount and decreased performance bonus expenses associated with the lower achievement of specified financial metrics. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue was 24% in the nine months ended March 31, 2012 compared to 28% in the nine months ended March 31, 2011, primarily due to a lower mix of traffic from owned and operated media, lower margins from publisher arrangements and higher amortization expenses, which were partially offset by the above-mentioned decreased personnel costs.

Operating Expenses

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months % Change	Nine Months % Change
	2012	2011	2012	2011
	(in thousands)

Product development	$5,069	$6,836	$16,245	$18,320	(26%)	(11%)
Sales and marketing	3,394	4,687	11,114	14,097	(28%)	(21%)
General and administrative	6,239	5,525	16,303	15,190	13%	7%

Operating expenses	$14,702	$17,048	$43,662	$47,607	(14%)	(8%)

Product Development Expenses

Product development expenses decreased $1.8 million, or 26%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This was primarily due to decreased personnel costs of $1.1 million resulting from a reduction in average headcount and increased capitalized software expenses of $0.2 million.

Product development expenses decreased $2.1 million, or 11%, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011. This was primarily due to decreased personnel costs of $0.9 million resulting from a reduction in average headcount, increased capitalized software expenses of $0.4 million and decreased professional services of $0.4 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.3 million, or 28%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This was primarily due to decreased personnel costs of $1.1 million resulting from a reduction in average headcount.

Sales and marketing expenses decreased $3.0 million, or 21%, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011. This was primarily due to decreased personnel costs of $1.9 million resulting from a reduction in average headcount and decreased stock-based compensation expense of $0.7 million.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 13%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This was primarily due to increased bad debt expense of $1.4 million resulting from the insolvency of an advertising agency of record of one of our clients, partially offset by decreased personnel costs of $0.5 million resulting from a reduction in average headcount.

General and administrative expenses increased $1.1 million, or 7%, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011. This was primarily due to increased bad debt expense of $1.4 million resulting from the insolvency of an advertising agency of record of one of our clients, partially offset by decreased personnel costs of $0.2 million resulting from a reduction in average headcount.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months % Change	Nine Months % Change
	2012	2011	2012	2011
	(in thousands)

Interest income	$31	$25	$105	$139	24%	(24%)
Interest expense	(1,111)	(1,091)	(3,309)	(3,108)	2%	6%
Other income (expense), net	3	66	(121)	151	(95%)	(180%)

Interest and other income (expense), net	$(1,077)	$(1,000)	$(3,325)	$(2,818)	8%	18%

Interest and other income (expense), net remained approximately the same for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Interest and other income (expense), net increased $0.5 million, or 18%, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, primarily due to increased interest expense of $0.2 million in the nine months ended March 31, 2012 and $0.2 million attributable to proceeds from a settlement of a legal matter in the nine months ended March 31, 2011.

Provision for Taxes

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months % Change	Nine Months % Change
	2012	2011	2012	2011
	(in thousands)

Provision for taxes	$2,093	$4,740	$8,561	$14,841	(56%)	(42%)
Effective tax rate	42%	43%	40%	42%	(1%)	(4%)

The decrease in our effective tax rate for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily due to a reduction in California state income tax rates as a result of law changes in the state’s apportionment factor.

The decrease in our effective tax rate for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, was primarily due to a reduction in California state income tax rates as a result of law changes in the state’s apportionment factor and lower non-deductible stock-based compensation expense in the nine months ended March 31, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2012, consisted of cash and cash equivalents of $77.9 million, short-term marketable securities of $37.5 million, cash we expect to generate from operations, and our $200.0 million revolving credit facility, which is committed until November 2016, all of which is available to be drawn. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

In November 2011, we replaced our existing $225.0 million credit facility with a new credit facility that expanded our overall borrowing capacity by $75.0 million to $300.0 million, consisting of a $100.0 million term loan and a $200.0 million revolving credit facility. Additionally, in November 2011, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $50.0 million, excluding broker commissions, of our outstanding shares of common stock. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us and we may discontinue repurchases at any time. Through March 31, 2012, we have repurchased an aggregate of 3.8 million shares of our common stock for an aggregate of $36.5 million. As of March 31, 2012, the remaining amount available for the repurchase of our common stock under this program was $13.5 million. We expect to use the remaining amount available under the repurchase program for repurchases in the three months ended June 30, 2012.

Additionally, on February 3, 2012, we acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, for $17.5 million in cash.

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

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2012	2011
	(in thousands)

Cash flows provided by operating activities	$42,377	$58,577
Cash flows used in investing activities	(62,017)	(122,914)
Cash flows (used in) provided by financing activities, including stock repurchase	(34,818)	33,268

Operating Activities

Our net cash provided by operating activities is primarily the result of our net income adjusted for non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in working capital components, and is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

Net cash flows provided by operating activities was $42.4 million for the nine months ended March 31, 2012 as compared to $58.6 million for the nine months ended March 31, 2011.

Net cash flow provided by operating activities for the nine months ended March 31, 2012 consisted of non-cash charges of $35.6 million and net income of $12.8 million, partially offset by contributions to working capital of $6.1 million. The non-cash charges primarily consisted of depreciation and amortization of $22.7 million and stock-based compensation expense net of tax benefits of $9.9 million. The contribution to working capital accounts was primarily due to a net decrease in accounts payable and accrued liabilities of $5.9 million, a decrease in accounts receivable of $0.7 million, and a decrease in prepaid expenses and other assets of $0.3 million, . The decrease in prepaid expenses and other assets, accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, is primarily due to timing of payments.

Net cash flow provided by operating activities for the nine months ended March 31, 2011 consisted of net income of $20.8 million, non-cash charges of $24.4 million and contributions from working capital of $13.4 million. The non-cash charges primarily consisted of depreciation and amortization of $20.3 million and stock-based compensation expense net of tax benefits of $10.9 million, partially offset by stock-based compensation expense net of tax benefits of $6.7 million. The contribution from working capital accounts was primarily due to a net increase in accounts payable and accrued liabilities of $10.0 million and a decrease in prepaid expenses and other assets of $2.0 million. The net increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of sales associated with increased revenue. The decrease in prepaid expenses and other assets is primarily due to timing of payments.

Investing Activities

Our investing activities include acquisitions of media websites and businesses, capital expenditures and capitalized internal development costs.

Net cash flows used in investing activities was $62.0 million for the nine months ended March 31, 2012 as compared to net cash flows used in investing activities of $122.9 million for the nine months ended March 31, 2011.

Cash used in investing activities in the nine months ended March 31, 2012 was primarily due to our acquisition of ITBE for a cash payment of $24.0 million, acquisition of certain assets of Ziff Davis Enterprise of $17.5 million and the purchases of the operations of nine other online publishing businesses for an aggregate of $9.0 million in cash payments, as well as net investments in marketable securities of $3.6 million. Capital expenditures and internal software development costs totaled $3.8 million in the nine months ended March 31, 2012.

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

Financing Activities

Net cash flows used in financing activities was $34.8 million for the nine months ended March 31, 2012 as compared to net cash flows provided by financing activities of $33.3 million for the nine months ended march 31, 2011.

Cash used in financing activities in the nine months ended March 31, 2012 was primarily due to repurchases of our common stock of $36.6 million and principal payments on acquisition-related notes payable and our term loan and related fees of $7.4 million, partially offset by proceeds from bank debt of $5.9 million and exercise of stock options of $3.5 million.

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

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable, operating leases and purchase obligations. Aside from the replacement of our credit facility in November 2011, as discussed further below, there have been no significant changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

The following table summarizes our contractual obligations for the periods indicated:

Year Ending June 30,	Promissory Notes	Credit Facility	Operating Leases	Total
2012 (remaining three months)	$1,260	$1,250	$678	$3,188
2013	6,759	7,500	3,144	17,403
2014	3,364	12,500	3,251	19,115
2015	560	17,500	3,117	21,177
2016	50	20,000	3,060	23,110
2017 and thereafter	—	40,000	6,335	46,335

Total	$11,993	$98,750	$19,585	$130,328

Credit Facility

On November 4, 2011, we replaced our existing $225.0 million credit facility with a new $300.0 million credit facility. The new facility consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line.

Borrowings under the credit facility are collateralized by substantially all of our assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar

Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), and acquisition costs for business combinations. The interest rate margins for the new facility are 0.50% less than the commensurate margins under our previous credit facility. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity.

To reduce our exposure to rising interest rates under the term loan, on February 24, 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal amount totaling $85.0 million on January 1, 2014 and amortizing to $35.0 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar Margin at 0.97%.

The credit facility expires in November 2016. The credit facility restricts our ability to raise additional debt financing and pay dividends, and also requires us to comply with other nonfinancial covenants. In addition, we are required to maintain financial ratios computed as follows:

1. A minimum fixed charge coverage ratio of 1.15:1, calculated as the ratio of (i) trailing twelve months of adjusted EBITDA to (ii) the sum of capital expenditures, net cash interest expense, cash taxes, cash dividends and trailing twelve months payments of indebtedness. Payment of unsecured indebtedness is excluded to the degree that sufficient unused revolving credit line capacity exists such that the relevant debt payment could be made from the credit facility.

2. A maximum funded debt to adjusted EBITDA ratio of 3:1, calculated as the ratio of (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of adjusted EBITDA.

We were in compliance with the covenants of our new credit facility as of March 31, 2012. We were in compliance with the covenants of our previous credit facility as of June 30, 2011.

Interest Rate Swap

As discussed above, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At March 31, 2012, we had approximately $85.0 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap will be included as a component of accumulated other comprehensive income (loss).

At March 31, 2012, our interest rate swap qualifies as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the income statement. Any hedge ineffectiveness is recognized in earnings in the current period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and risks foreign currency exchange.

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

As of March 31, 2012, our credit facility had a borrowing capacity of $300.0 million with $98.8 million in term loans outstanding and we did not have any amounts outstanding on our revolving line of credit. Interest on borrowings under the credit facility is payable quarterly at specified margins above either Eurodollar Margin or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. To reduce our exposure to rising interest rates under the term loan, on February 24, 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal amount totaling $85.0 million on January 1, 2014 and amortizing to $35.0 million on November 4, 2015. The interest rate swap effectively fixes the Eurodollar Margin at a fixed rate of 0.97%. A hypothetical increase of 1% from prevailing interest rates as of March 31, 2012 favorably increases interest income by $0.3 million.

In addition to the $85.0 million of term loan outstanding as of March 31, 2012, and encompassed by the interest rate swap, the Company also had variable rate debt outstanding of $13.8 million. A hypothetical increase of 1% in the Eurodollar Margin or Prime Rate-based interest rate on our credit facility would result in an increase in our interest expense of $0.1 million per year, assuming constant borrowing levels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2010, Lending Tree, LLC (“Lending Tree”) filed a patent infringement lawsuit against the Company in the United States District Court for the Western District of North Carolina, seeking a judgment that the Company has infringed a patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. If an injunction were to be granted, it could force the Company to stop or alter certain of its business activities, such as its lead generation in certain client verticals. On April 12, 2012, the Court held a claim construction hearing and issued an order construing certain disputed terms of the patent-in-suit. The Company believes that it has meritorious defenses against LendingTree’s claims. There can be no assurance, however, that the Company will prevail in this matter and any adverse ruling may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved. While the Company intends to vigorously defend its position, neither the outcome of the litigation nor the amount or potential range of exposure, if any, associated with the litigation can be assessed at this time.

On August 12, 2011, the attorney general of Kentucky sent a letter of inquiry to the Company regarding marketing services that the Company provides to for-profit schools. The attorneys general of Alabama, Arizona, Delaware, Florida, Idaho, Illinois, Iowa, Massachusetts, Minnesota, Nevada, North Carolina, Oregon, South Carolina, and Tennessee (the “States”) have joined Kentucky in the inquiry. The marketing services at issue relate to the Company’s websites, such as www.gibill.com, www.armystudyguide.com, and others, whose intended audience comprises service members and veterans of the United States military. The attorneys general expressed concerns that the websites could mislead consumers into believing that the websites are affiliated with the government or that the featured schools are the only ones that accept scholastic subsidies (such as through the GI Bill) from service members and veterans and may thus violate the consumer protection laws of the respective States. On August 25, 2011, the Kentucky attorney general initiated a civil investigative demand, requesting information about the Company’s marketing, pricing structure, business relationships, and financial data with respect to the for-profit schools that appear on www.gibill.com and similar websites. Other of the 14 States initiated identical civil investigative demands, too. On April 13, 2012, the attorney general of Kentucky sent the Company an additional letter requesting the Company’s continued cooperation to address aspects of its websites, including through potential commitments or stipulated injunctive relief to future compliance and monetary compensation for the States’ costs of investigations and civil penalties. The Company has responded to and continues to cooperate with the investigation of the attorneys general. Neither the outcome of the investigation nor the amount or potential range of exposure, if any, associated with the investigation can be assessed at this time.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain and we may not be able to return to our previous growth rates. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

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

We are dependent on two market verticals for a majority of our revenue. Negative changes in the economic condition, market dynamics or regulatory environment in these verticals has caused and may continue to cause our revenue to decline and our business and growth to suffer.

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

There is significant activity and uncertainty in the regulatory and legislative environment in the for-profit education sector. These regulatory or legislative changes have negatively affected and could continue to negatively affect our clients’ businesses, marketing practices and budgets and could impact demand, pricing or form of our services, any or all of which could have a material adverse impact on our financial results.

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

The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The Department of Education issued final regulations on incentive compensation and other matters which became effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The elimination of the safe harbors has created uncertainty for us and our education clients and impacts the way in which we are paid by our clients and, accordingly, has reduced the amount of revenue we generate from the education client vertical. Moreover, given the regulatory uncertainty affecting our education client base, we believe that overall external market spending by such companies has declined in recent periods, and there can be no assurance as to when or if such spending will return to prior levels.

In addition, the same regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with the institutions to provide marketing services. As a result, some of our clients have demanded and we have agreed in some cases to increased assumptions of risk in our contracts as well as indemnification for actions by us and our third-party publishers. As a result of this increased contractual exposure with some clients, we could become subject to costly litigation and be required to pay substantial damages or indemnification claims. We could also experience damage to our reputation for our violation of any applicable regulation and the unauthorized or unlawful acts of third-party website publishers.

Other regulations could also negatively impact our for-profit education clients. For example, the regulations on “gainful employment” that will restrict or eliminate federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied could result in the elimination or reduction in some of our clients’ programs. This regulation is expected to take effect on July 1, 2012. Over the past year, enrollments have dropped significantly at some of our clients, caused in part by changes being made in anticipation of the implementation of this regulation. In addition, some of our large for-profit education clients have indicated that in coming years they may violate the “90/10 rule,” whereby for-profit institutions must receive at least 10 percent of their revenue from sources other than federal student financial aid. If a for-profit institution fails to comply with the rule for two consecutive fiscal years, it may lose its eligibility to receive student-aid funds for at least two years. These and other regulations or a failure of our clients to comply with such regulations, could adversely affect our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.

Moreover, some of our education clients have had and may in the future have issues regarding their academic accreditation, which could adversely affect their ability to offer certain degree programs. If any of our significant education clients lose their accreditation, they are likely to reduce and may even eliminate their external marketing spending, which could adversely affect our financial results.

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

A significant portion of our revenue is attributable to visitors originating from arrangements that we have with third-party publishers. In many instances, website publishers can change the media inventory they make available to us at any time and, therefore, impact our revenue. In addition, website publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a website publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find advertising inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and website publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply of inventory available to us or increase the price of inventory to us. We cannot assure you that we will be able to acquire advertising inventory that meets our clients’ performance, price and quality requirements. If any of these things occur, our revenue could decline or our operating costs may increase.

Our operating results have fluctuated in the past and may do so in the future, which makes our results of operations difficult to predict and could cause our operating results to fall short of analysts’ and investors’ expectations.

Historically, our prior quarterly and annual operating results have fluctuated due to changes in our business, our industry and the general economic climate. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. We expect our results to continue to fluctuate for the foreseeable future. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

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

A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 19% and 22% of our net revenue for the three and nine months ended March 31, 2012, respectively. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Our clients may also reduce their level of business with us, leading to lower revenue. In addition, reductions in business by one or more significant clients may lead to price reductions to our other clients for those products whose prices are determined in whole or in part by client bidding or competition, resulting in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.

If we are unable to retain the members of our management team or attract and retain qualified management team members in the future, our business and growth could suffer.

Our success and future growth depend, to a significant degree, on the continued contributions of the members of our management team. Each member of our management team is an at-will employee and may voluntarily terminate his or her employment with us at any time with minimal notice. We also may need to hire additional management team members to adequately manage our business. We may not be able to retain or identify and attract additional qualified management team members.

Competition for experienced management-level personnel in our industry is intense. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Members of our management team have also become, or will soon become, substantially vested in their stock option grants. We have recently experienced the loss of certain senior members of our management team, including our Executive Vice President and Senior Vice President of Corporate Development and President of QuinStreet International. If we lose the services of additional members of our management team or if we are unable to attract and retain additional qualified senior managers, our business and growth could suffer.

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

A portion of our client business is sourced through advertising agencies and, in many cases, we contract with these agencies and not directly with the underlying client. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with clients directly. This credit risk may vary depending on the nature of an agency’s aggregated client base. In the quarter ended March 31, 2012 we wrote off as bad debt of approximately $1.4 million from an advertising agency whose business became insolvent. There can be no assurances that we will not experience similar bad debt in the future. Any such write-offs will negatively affect, potentially in a material way, the results of operation for the periods in which the write-offs occur.

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

Our growth over the past several years is in significant part due to the large number of acquisitions we have completed of third-party website publishing businesses and other businesses that are complementary to our own. We intend to evaluate and pursue additional acquisitions of complementary businesses and technologies to expand our capabilities, client base and media. We have also evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. However, we may not be successful in identifying suitable acquisition candidates or be able to complete acquisitions of such candidates. In addition, we may not be able to obtain financing on favorable terms, or at all, to fund acquisitions that we may wish to pursue. The anticipated benefit of acquisitions that we complete may not materialize and the process of integrating acquired businesses or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

•	diversion of management time and potential business disruptions;

•	difficulties integrating and supporting acquired products or technologies;

•	disruptions or reductions in client revenues associated with changes to the business models of acquired businesses;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities, incurrence of debt or reduction in cash balances;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient incremental revenue to offset increased expenses associated with acquisitions;

•	underperformance of acquired businesses or assets; and

•	becoming involved in acquisition-related litigation.

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

The market for online marketing is intensely competitive, and we expect this competition to continue to increase in the future both from existing competitors and, given the relatively low barriers to entry into the market, from new competitors. We compete both for clients and for limited high quality advertising inventory. We compete for clients on the basis of a number of factors, including return on marketing expenditures, price, and client service.

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as Halyard Education Partners in the education client vertical and BankRate in the financial services client vertical;

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks such as Google, Yahoo!, and Microsoft;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	website publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups and activities at current or potential clients;

•	offline direct marketing agencies;

•	mobile and social media; and

•	television, radio and print companies.

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. These companies may also develop more vertically targeted products that match consumers with products and services, such as Google’s mortgage rate and credit card comparison products, and thus compete with us more directly. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ on- and offline offerings could affect both volume and price, and thus revenue. If we fail to deliver results that are superior to those that other online marketing service providers achieve, we could lose clients and our revenue may decline.

We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available or may not be available on favorable terms and our business and financial condition could therefore be adversely affected.

While we anticipate that our existing cash and cash equivalents, together with availability under our credit facility and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. In addition, pursuant to the terms of our credit facility, we are required to use a portion of the net proceeds of certain equity financings to repay the outstanding balance of our term loan. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

We have a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

As of March 31, 2012, we had an outstanding term loan with a principal balance of $98.8 million and a revolving credit line pursuant to which we can borrow up to an additional $200 million, all of which is available to be drawn. As of such date, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $12.0 million. As a result of obligations associated with our debt:

•	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions;

•	we may not have sufficient liquidity to fund all of our costs if our revenue declines or costs increase; and

•	we may not have sufficient funds to repay the principal balance of our debt when due.

Our debt obligations may also impair our ability to obtain additional financing, if needed. Our indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness restrict our ability to take certain actions, including the incurrence of additional indebtedness, certain mergers and acquisitions, investments and asset sales. In addition, even if we are able to raise needed equity financing, we are required to use a portion of the net proceeds of certain types of equity financings to repay the outstanding balance of our term loan. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under our credit facility or repay the accelerated indebtedness or otherwise cover our costs.

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

Our business is dependent on attracting a large number of visitors to our websites and providing leads and clicks to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that our clients’ customers may view as unlawful or inappropriate. These activities by third parties, such as spyware or deceptive promotions, may be seen by clients as characteristic of participants in our industry and, therefore, may have an adverse effect on the reputation of all participants in our industry, including us. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

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

Although we are currently experiencing challenges in growing our business, we have historically experienced rapid growth in our operations and operating locations. This growth has placed, and if we return to growth, will continue to place, significant demands on our management and our operational and financial infrastructure. In addition, we have actively acquired the assets of complementary businesses as part of our strategy to expand our portfolio of targeted media on a cost effective basis. Rapid growth and acquisitions may make it more difficult for us to accomplish the following:

•	successfully scale our technology to accommodate a larger business and integrate acquisitions;

•	maintain our standing with key vendors, including Internet search companies and third-party website publishers;

•	maintain our client service standards; and

•	develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures.

In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations. The improvements required to manage such growth would require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage our growth or acquisitions, our operating performance will suffer and we may lose clients, key vendors and key personnel.

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

We are a party to a number of third-party intellectual property license agreements and in the future may need to obtain additional licenses or renew existing license agreements. We are unable to predict with certainty whether these license agreements can be obtained or renewed on commercially reasonable terms, or at all.

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

We cannot be certain that our internally-developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. For example, we are currently defending a patent infringement action brought against us by LendingTree. While we believe that we have meritorious defenses against LendingTree’s claims, and intend to vigorously defend the matter, there can be no assurance that we will prevail in this matter and any adverse ruling may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved.

In addition, we have in the past and may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of third-parties. These claims sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents, if any, may therefore provide little or no deterrence. In addition, third parties have asserted and may in the future assert intellectual property infringement claims against our clients, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property related infringement claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages, or limit or curtail our systems and technologies. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

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

If we fail to keep pace with rapidly-changing technologies and industry standards or if our technologies fail to perform as intended, we could lose clients or advertising inventory and our results of operations may suffer.

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

In addition, our proprietary technologies are relatively new, and they may contain design or performance defects that are not yet apparent. The use of our proprietary technologies may not achieve the intended results as effectively as other technologies that exist now or may be introduced by our competitors, in which case our business could be harmed.

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

If any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to us, we may not be able to successfully challenge such finding and our business could suffer.

We are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of the legal or regulatory requirements applicable to us. We are currently responding to a civil investigation being conducted by the attorneys general of Alabama, Arizona, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky Massachusetts, Minnesota, Nevada, North Carolina, Oregon, South Carolina, and Tennessee into certain of our marketing and business practices related to our education client vertical. If the results of this investigation or any other regulatory claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

When a user visits our websites, we use technologies, including “cookies,” to collect information such as the user’s Internet Protocol, or IP, address, offerings delivered by us that have been previously viewed by the user and responses by the user to those offerings. In order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign, we need to access and analyze this information. The use of cookies is the subject of regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies and guidelines and to litigation. Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our clients’ marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial and medical services client verticals. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

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

The number of people who access the Internet through mobile devices such as smartphones and tablets has increased substantially in the last few years. Our online marketing services were designed for persons accessing the Internet on a desktop or laptop computer. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our offerings. In addition, the cost of mobile advertising is relatively high and may not be cost-effective for our services. If our services continue to be less effective or economically attractive for clients seeking to engage in marketing through these devices and this segment of web traffic grows at the expense of traditional computer Internet access, we will experience difficulty attracting website visitors and attracting and retaining clients and our operating results and business will be harmed.

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

One potential area of growth for us is in the international markets and we have recently entered into certain markets. However, we have limited experience in marketing, selling and supporting our services outside of the United States and we may not be successful in introducing or marketing our services abroad. There are risks inherent in conducting business in international markets, such as:

•	the adaptation of technologies and services to foreign clients’ preferences and customs;

•	application of foreign laws and regulations to us, including marketing and privacy regulations;

•	changes in foreign political and economic conditions;

•	tariffs and other trade barriers, fluctuations in currency exchange rates and potentially adverse tax consequences;

•	language barriers or cultural differences;

•	reduced or limited protection for intellectual property rights in foreign jurisdictions;

•	difficulties and costs in staffing, managing or overseeing foreign operations;

•	education of potential clients who may not be familiar with online marketing;

•	challenges in collecting accounts receivables; and

•	employment regulations and local labor conditions.

If we are unable to successfully expand and market our services abroad, our business and future growth may be harmed and we may incur costs that may not lead to future revenue.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We operate in parts of the world outside the United States that have experienced governmental corruption to some degree. There can be no assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition, and cash flows.

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

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names, acquired technology, among others, as of the acquisition date and are amortized based on their economic lives. Goodwill expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment at least annually. If the carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term growth or profitability. If the value of goodwill or intangible assets is impaired, our earnings could be adversely affected.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors impacting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. Our Common Stock price fluctuated from a high of $13.61 to a low of $8.44 during the nine months ended March 31, 2012. If our stock price remains depressed and our market capitalization remains below our book value for a sustained period, then it is possible that this may be an indicator of goodwill impairment. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, then our operating results would be materially adversely affected in such period.

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

As of March 31, 2012, our directors and executive officers, together with their affiliates, beneficially owned approximately 33.5% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our directors, officers and/or their affiliates were to sell, or indicate an intent to sell, substantial amounts of our common stock held by them, the trading price of our common stock could decline significantly.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet

In November 2011, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase our outstanding shares of common stock up to $50.0 million. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time. The amount authorized by the Company’s Board of Directors excludes broker commissions.

All of our stock repurchases for the second and third quarter of fiscal year 2012 were made pursuant to our publicly announced stock repurchase plan through open market purchases. The following table summarizes the stock repurchase activity for the second and third quarter of fiscal year 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program that was available as of March 31, 2012:

	Shares Repurchases
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announce Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1, 2011 - October 31, 2011	—	—	—	—
November 1, 2011 - November 30, 2011	863,200	$8.97	863,200	$42.3
December 1, 2011 - December 31, 2011	925,200	$9.51	925,200	$33.5
January 1, 2012 - January 31, 2012	758,622	$9.89	758,622	$25.9
February 1, 2012 - February 29, 2012	622,097	$10.50	622,097	$19.4
March 1, 2012 - March 31, 2012	591,200	$10.04	591,200	$13.5

Total	3,760,319	$9.71	3,760,319

(1)	Excludes $0.02 per share broker commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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
Date: May 8, 2012

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