Form 10-K
period 2012-06-30
QUINSTREET, INC
filed 2012-08-23
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34628

QuinStreet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0512121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the NASDAQ Global Select Market on such date, was $270,210,124. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 16, 2012: 42,760,305

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2012 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, such as but not limited to:

•	our immature industry and relatively new business model;

•	our dependence on Internet search companies to attract Internet visitors;

•	our dependence on a small number of large clients and our dependence on a small number of client verticals for a majority of our revenue;

•	changes in regulatory and legislative environment affecting our business or our clients’ businesses;

•	our ability to successfully manage any recent or future acquisitions;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to enhance and maintain our client and vendor relationships;

•	our ability to return to growth and to manage such growth effectively;

•	our ability to accurately forecast our operating results and appropriately plan our expenses;

•	our ability to develop new services and enhancements and features to meet new demands from our clients;

•	our ability to raise additional capital in the future, if needed;

•	general economic conditions in our domestic and potential future international markets;

•	our ability to compete in our industry; and

•	our ability to protect our intellectual property rights.

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

Item 1. Business

Our Company

QuinStreet is a leader in vertical marketing and media online. We have built a strong set of capabilities to engage Internet visitors with targeted media and to connect our marketing clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients. Our current primary client verticals are the education and financial services industries. We also have a presence in the business-to-business technology, home services and healthcare industries.

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

Our Business Model

We deliver cost-effective marketing results to our clients, predictably and scalably, most typically in the form of a qualified lead or click. These leads or clicks can then convert into a customer or sale for the client at a rate that results in an acceptable marketing cost to them. We get paid by clients primarily when we deliver qualified leads or clicks as defined in our agreements. We bear the costs of media, thus our programs must deliver a value to our clients and a media yield, or margin on our media costs, that provides a sound financial outcome for us. Our general process is:

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

Targeted media

Targeted media attracts Internet visitors who are relatively narrowly focused demographically or in their interests. Targeted media can deliver better measurable marketing results for our clients, at lower media costs for us, due to higher rates of conversion of Internet visitors into leads or clicks for targeted offerings and, often, due to less competition from display advertisers. We have significant experience at creating, identifying, monetizing, and managing targeted media on the Internet. Many of the targeted media sources for our marketing programs are proprietary or more defensible because of our direct ownership of websites in our client verticals, our acquisition of targeted Internet visitors directly from search engines to our websites, and our exclusive or long-term relationships with media properties or sources owned by others. Examples of websites that we own and operate include WorldWideLearn.com and Schools.com in our education client vertical; CardRatings.com, MoneyRates.com, CarInsurance.com, Insurance.com and Insure.com in our financial services client vertical; Internet.com in our business-to-business technology client vertical; AllAboutLawns.com and OldHouseWeb.com in our home services client vertical; and ElderCarelink.com in our healthcare client vertical.

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

Client relationships

We believe we are a reliable source of measurably effective marketing results for our clients. We endeavor to work collaboratively and in a data-driven way with clients to improve our results for them. We believe our high client retention and historic per client growth rates are due to:

•	our close, often direct, relationships with most of our large clients;

•	our ability to deliver measurable and attractive return on investment, or ROI, on clients’ marketing spending;

•	our ownership of, or exclusive access to large amounts of, targeted media inventory and associated Internet visitors in the client verticals on which we focus; and

•	our ability to consistently and reliably deliver large quantities of qualified leads or clicks.

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

We do not engage in online marketing practices such as spyware or deceptive promotions as we believe that these do not provide value to Internet visitors and can undermine our clients’ brands. A small minority of our Internet visitors reach our websites or client offerings through advertisements in emails. We employ practices to ensure that we comply with the CAN-SPAM Act governing unsolicited commercial email.

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

Our Strategy

Our goal is to be one of the largest and most successful marketing and media companies on the Internet, and eventually in other digitized media forms. We believe that we are in the early stages of a very large and long-term business opportunity. Our strategy for pursuing this opportunity includes the following key components:

•	Focus on generating sustainable revenues by providing measurable value to our clients;

•	Build QuinStreet and our industry sustainably by behaving ethically in all we do and by providing quality content and website experiences to Internet visitors;

•

Remain vertically focused, choosing to grow through depth, expertise and coverage in our current client verticals; enter new client verticals selectively over time, organically and through acquisitions;

•	Build a world class organization, with best-in-class capabilities for delivering measurable marketing results to clients and high yields or returns on media costs;

•

Develop and evolve the best technologies and platform for managing vertical marketing and media on the Internet; focus on technologies that enhance media yield, improve client results and achieve scale efficiencies;

•	Build, buy and partner with vertical content websites that provide the most relevant and highest quality visitor experiences in the client and media verticals we serve; and

•	Be a client-driven organization; develop a broad set of media sources and capabilities to reliably meet client needs.

Our Culture

Our values are the foundation of our successful business culture. They represent the standards we strive to achieve and the organization we continuously seek to become. These have been our guiding principles since our founding in 1999. Our values are:

•

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

•	Open Communications. We respect our colleagues and deal with one another openly, honestly and non-hierarchically in an atmosphere of mutual trust and in pursuit of common stretch goals. We assume

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

•

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

•

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

•

Customer Empathy. We strive every day to better understand and anticipate the needs of all of our customers, including clients, visitors, publishers, and other business partners. We leverage these insights into better results, higher customer satisfaction and competitive advantage.

•

Prioritization. We work on what is most important to achieving Company objectives next. If not clear, we discuss and evaluate competing demands. We are decisive about what we will not do. We stop working on things that no longer adequately advance the business.

•

Urgency. We worry constantly about making enough progress, fast enough, and that the systems, products and programs that we touch are working correctly so that we do not lose time. We know our goals and measure our progress toward them daily.

•

Progress. We are pioneers. We generate hypotheses and make decisions based on facts and analysis, as well as intuition. We know that there will be failures in the pursuit of rapid progress. We learn from failures on short cycle times and iterate our way to success.

•

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

•

Recognition. We are a meritocracy. Advancement and recognition are earned through contribution and performance, including helping others to achieve and nurturing the best Company culture. We celebrate each other’s victories and efforts. We abhor office politics and never take an action just to advance self-interest or self-promotion.

•

Fun. We believe that work, done well, can and should be fun. We strive to create an upbeat, supportive environment and try not to take ourselves too seriously. We do not have time for negativism, pessimism or nay saying.

Clients

In fiscal years 2012, 2011 and 2010, no client comprised more than 10% of annual net revenue and our top 20 clients accounted for 54%, 62% and 65% of net revenue, respectively. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

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

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and the matching of Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2012, 2011 and 2010, we spent $21.1 million, $24.2 million and $19.7 million, respectively, on product development.

Our primary data center is at a third-party co-location center in San Francisco, California. All of the critical components of the system are redundant and we have a backup data center in Las Vegas, Nevada. We have implemented these backup systems and redundancies to minimize the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control.

Intellectual Property

We rely on a combination of trade secret, trademark and copyright laws in the United States and other jurisdictions together with confidentiality agreements and technical measures to protect the confidentiality of our proprietary rights. We also currently have two patent applications pending in the United States and no issued patents. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. QuinStreet is a registered trademark in the United States and other jurisdictions. We also have registered and unregistered trademarks for the names of many of our websites and we own the domain registrations for our many website domains.

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

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one vertical. Examples include BankRate in the financial services client vertical and Halyard Education Partners in the education client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo! and Microsoft.

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

In addition, some of our clients operate in regulated industries, particularly in our financial services, education and medical verticals. In our education client vertical, our clients are subject to the U.S. Higher Education Act, which, among other things, prohibits incentive compensation in recruiting students. The Department of Education issued regulations on incentive compensation, among other matters, repealed all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The regulations state that payment for contact information or consumer “clicks” do not constitute incentive compensation for purposes of the Higher Education Act provided that there is no commission, bonus or other incentive payment based directly or indirectly upon success in securing enrollments. Notwithstanding the foregoing, these regulations could impact how we are paid for leads by clients in our education client vertical and could also impact our education clients and their marketing practices. In addition, the same regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with the institutions to provide marketing services. As a result, our clients have demanded and we have agreed to be subject to increased limitations of liability in our contracts as well as indemnification for actions by our third-party publishers. Other regulations, such as the regulations on “gainful employment,” restrict Federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied, could limit our clients’ businesses and, therefore, ours.

In our financial services vertical, the U.S. Real Estate Settlement Procedures Act, or RESPA, regulates the payments that may be made to mortgage brokers. While we do not engage in the activities of a traditional mortgage broker, we are licensed as a mortgage broker in 23 states for our online marketing activities. Our insurance business is also highly regulated and we are a licensed insurance agent in all fifty states.

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

Employees

As of June 30, 2012, we had 673 employees, which consisted of 207 employees in product development and engineering, 62 in sales and marketing, 50 in general and administration and 354 in operations. None of our employees is represented by a labor union.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available free of charge on our website via the investor relations page on www.quinstreet.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also webcast our earnings calls and certain events we host with members of the investment community on our investor relations page. The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file and any reference to this website is intended to be an inactive textual reference only.

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

Executive Officers of the Registrant

The name of and certain information regarding each of our current executive officers as of June 30, 2012 are set forth below.

Name	Age	Position
Douglas Valenti	52	Chief Executive Officer and Chairman
Bronwyn Syiek	48	President and Director
Kenneth Hahn	45	Chief Financial Officer and Chief Operating Officer
Scott Mackley	39	Executive Vice President
Nina Bhanap	39	Chief Technology Officer
Kenneth Siegel	54	General Counsel and Senior Vice President

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

Bronwyn Syiek has served as our President since May 2012 and member of our board of directors since January 2011, as our President and Chief Operating Officer from February 2007 to May 2012, as our Chief Operating Officer from April 2004 to February 2007, as Senior Vice President from September 2000 to April 2004, as Vice President from her start date in March 2000 to September 2000 and as a consultant to us from July 1999 to March 2000. Prior to joining us, Ms. Syiek served as Director of Business Development and member of the Executive Committee at De La Rue Plc, a banknote printing and security product company, for three years.

She previously served as a strategy consultant and engagement manager at McKinsey & Company for four years and held various investment management and banking positions with Lloyds Bank and Charterhouse Bank. She holds an M.A. in Natural Sciences from Cambridge University in the United Kingdom.

Kenneth Hahn has served as our Chief Financial Officer and Chief Operating Officer since May 2012 and Chief Financial Officer since September 2006. Prior to joining us, Mr. Hahn served as Chief Financial Officer of Borland Software Corporation, a public software company, from September 2002 to July 2006. Previously, Mr. Hahn served in various roles, including Chief Financial Officer, of Extensity, Inc., a public software company, for five years; as a strategy consultant at the Boston Consulting Group for three years; and as an audit manager at Price Waterhouse, a public accounting firm, for five years. He holds a B.A. in Business from California State University Fullerton, summa cum laude, and an M.B.A. from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar. Mr. Hahn is also a Certified Public Accountant (inactive), licensed in the state of California.

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

Kenneth M. Siegel has served as our Senior Vice President and General Counsel since February 2012. Prior to joining us, Mr. Siegel served as Senior Vice President, General Counsel and Secretary at SafeNet, a computer and network security company, for two years; as Vice President and General Counsel of Verigy Ltd., a provider of advanced test systems and solutions for the semiconductor industry, for four years; as Senior Vice President and General Counsel of Agile Software Corporation, a provider of product lifecycle management software solutions that was later acquired by Oracle, for four years; as Senior Vice President of Efficient Networks, Inc., a publicly traded broadband telecommunications equipment company that was acquired by Siemens AG, for two years, and as general counsel for one year. Previously, Mr. Siegel was an attorney with Wilson Sonsini Goodrich & Rosati, a corporate law firm, for thirteen years. Mr. Siegel holds a B.A. in International Policy Studies from the Monterey Institute of International Studies and a J.D. from the University of California Hastings College of the Law.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain and we may not be able to return to our previous growth rates. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

•	maintain and expand client relationships;

•	respond to adverse and changing regulations in our verticals, particularly our education vertical;

•	sustain and grow relationships with third-party website publishers and other sources of web visitors;

•	sustain and increase the number of visitors to our websites;

•	manage our operations and implement and improve our operational, financial and management controls;

•	overcome challenges presented by adverse global economic conditions as they impact spending in our client verticals;

•	raise capital at attractive costs, or at all;

•	acquire and integrate websites and other businesses;

•	successfully expand our footprint in our existing client verticals and enter new client verticals;

•	respond effectively to competition and potential negative effects of competition on profit margins;

•	attract and retain qualified management, employees and independent service providers;

•	successfully introduce new processes and technologies and upgrade our existing technologies and services;

•	protect our proprietary technology and intellectual property rights; and

•	respond to government regulations relating to the Internet, marketing in our client verticals, personal data protection, email, software technologies and other aspects of our business.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We are dependent on two market verticals for a majority of our revenue. Negative changes in the economic condition, market dynamics or regulatory environment in these verticals has caused and may continue to cause our revenue to decline and our business and growth to suffer.

To date, we have generated a majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in the near term will continue to be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals have negatively impacted and may continue to negatively impact our clients’ businesses, marketing practices and budgets and, therefore, adversely affect our financial results.

There is significant activity and uncertainty in the regulatory and legislative environment in the for-profit education sector. Regulatory and legislative changes have negatively affected and could continue to negatively affect our clients’ businesses, marketing practices and budgets and could impact demand, pricing or form of our services, any or all of which could have a material adverse impact on our financial results.

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

The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The Department of Education issued regulations on incentive compensation and other matters which became effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The elimination of the safe harbors has created uncertainty for us and our education clients and impacts the way in which we are paid by our clients and, accordingly, has reduced the amount of revenue we generate from the education client vertical. Moreover, given the regulatory uncertainty affecting our education client base, we believe that overall external market spending by such companies has declined in recent periods, and there can be no assurance as to when or if such spending will return to prior levels.

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

Other regulations could also negatively impact our for-profit education clients. For example, the regulations on “gainful employment” that restrict or eliminate federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied could result in the elimination or reduction in some of our clients’ programs. Over the past year, enrollments have dropped significantly at some of our clients, caused in part by changes being made in anticipation of the implementation of this regulation. In addition, some of our large for-profit education clients have indicated that in coming years they may violate the “90/10 rule,” whereby for-profit institutions must receive at least 10 percent of their revenue from sources other than federal student financial aid. If a for-profit institution fails to comply with the rule for two consecutive fiscal years, it may lose its eligibility to receive student-aid funds for at least two years. These and other regulations or a failure of our clients to comply with such regulations, could adversely affect our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.

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

Our for-profit education clients have been significantly affected by the adoption of and uncertainty surrounding the new regulations over the past several years. The regulations have affected and are expected to continue to affect our clients’ businesses and marketing practices, including an overall decrease in our clients’ external marketing expenditures and a related decrease in our revenues from this client vertical. The effect of these regulations may continue to result in fluctuations in the volume and mix of our business with these clients.

We depend on third-party website publishers for a significant portion of our visitors, and any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from arrangements that we have with third-party publishers. In many instances, website publishers can change the media inventory they make available to us at any time and, therefore, impact our revenue. In addition, website publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a website publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find advertising inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and website publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply of inventory available to us or increase the price of inventory to us. For example, throughout fiscal year 2012, our revenue has declined in our financial services client vertical primarily due to volume declines caused by losses of traffic from third-party publishers, which resulted from acquisitions of media sources by competitors, changes in a search engine’s algorithms which reduced or eliminated traffic from some third-party publishers, and increased competition for quality media. We cannot assure you that we will be able to acquire advertising inventory that meets our clients’ performance, price and quality requirements, in which case our revenue could decline or our operating costs could increase.

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

We depend in significant part on various Internet search companies, such as Google, Microsoft and Yahoo!, and other search websites to direct a significant number of visitors to our websites so that we can provide our online marketing services to our clients. Search websites typically provide two types of search results, algorithmic and paid listings. Algorithmic, or organic, listings are determined and displayed solely by a set of formulas designed by search companies. Paid listings can be purchased and then are displayed if particular words are included in a user’s Internet search. Placement in paid listings is generally not determined solely on the bid price, but also takes into account the search engines’ assessment of the quality of the website featured in the paid listing and other factors. We rely on both algorithmic and paid search results, as well as advertising on other websites, to direct a substantial share of the visitors to our websites.

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

Our success and future growth depend, to a significant degree, on the continued contributions of the members of our management team. Each member of our management team is an at-will employee and may voluntarily terminate his or her employment with us at any time with minimal notice. We also may need to hire additional management team members to adequately manage our business. We may not be able to retain or identify and attract additional qualified management team members. Competition for experienced management-level personnel in our industry is intense. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Members of our management team have also become, or will soon become, substantially vested in their stock option grants. We have recently experienced the loss of certain senior members of our management team, including one of our Executive Vice Presidents and our Senior Vice President of Corporate Development. If we lose the services of additional members of our management team or if we are unable to attract and retain additional qualified senior managers, our business and growth could suffer.

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

A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 20% of our net revenue for the fiscal year 2012. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Our clients may also reduce their level of business with us, leading to lower revenue. In addition, reductions in business by one or more significant clients may lead to price reductions to our other clients for those products whose prices are determined in whole or in part by client bidding or competition, resulting in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of, or material reduction in, their marketing spending with us could decrease our revenue and harm our business.

We rely on certain advertising agencies for the purchase of various advertising and marketing services on behalf of their clients. Such agencies may have or develop high-risk credit profiles which may result in credit risk to us.

A portion of our client business is sourced through advertising agencies and, in many cases, we contract with these agencies and not directly with the underlying client. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with clients directly. This credit risk may vary depending on the nature of an agency’s aggregated client base. For the fiscal year ended June 30, 2012, we wrote off an account receivable as a bad debt of approximately $1.4 million from an advertising agency which became insolvent. There can be no assurances that we will not experience similar bad debt in the future. Any such write-offs could have a materially negative effect on our results of operation for the periods in which the write-offs occur.

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

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, as we continue to expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. These companies may also develop more vertically targeted products that match consumers with products and services, such as Google’s mortgage rate and credit card comparison products, and thus compete with us more directly. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings could affect both volume and price, and thus revenue. If we fail to deliver results that are superior to those that other online marketing service providers achieve, we could lose clients and our revenue may decline.

We have a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

As of June 30, 2012, we had an outstanding term loan with a principal balance of $97.5 million and a $200 million revolving credit line, all of which is available to be drawn, subject to compliance with applicable covenants. As of such date, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $12.5 million. As a result of obligations associated with our debt:

•	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions;

•	we may not have sufficient liquidity to fund all of our costs if our revenue declines or costs increase; and

•	we may not have sufficient funds to repay the principal balance of our debt when due.

Our debt obligations may also impair our ability to obtain additional financing, if needed. Our indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness restrict our ability to take certain actions, including the incurrence of additional indebtedness, certain mergers and acquisitions, investments, asset sales and stock repurchase. In addition, even if we are able to raise needed equity financing, we are required to use a portion of the net proceeds of certain types of equity financings to repay the outstanding balance of our term loan. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under our credit facility or repay the accelerated indebtedness or otherwise cover our costs.

The continued global macroeconomic uncertainty poses additional risks to our business, financial condition and results of operations.

The United States and the global economy are experiencing a prolonged period of economic uncertainty following severe economic downturns and credit issues in many countries. The slow pace of recovery in the United States, deterioration of global economies, potential insolvency of one or more countries globally, high unemployment and reduced and/or volatile equity valuations all create risks that could harm our business. If macroeconomic conditions were to worsen, we are not able to predict the impact such worsening conditions will have on the online marketing industry in general, and our results of operations specifically. Clients in particular client verticals such as financial services, particularly mortgage, credit cards and deposits, small- and medium-sized business customers and home services are facing very difficult conditions and their marketing spend has been negatively affected. These conditions could also damage our business opportunities in existing markets, and reduce our revenue and profitability. While the effect of these and related conditions poses widespread risk across our business, we believe that it may particularly affect our efforts in the mortgage, credit cards and deposits, small- and medium-sized business and home services client verticals, due to reduced availability of credit for households and businesses and reduced household disposable income. Economic conditions may not improve or may worsen.

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

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) generally demonstrate seasonal weakness. In our second fiscal quarters, there is generally lower availability of some forms of media during the holiday period on a cost effective basis and some of our clients request fewer leads due to holiday staffing. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. To the extent our revenue contracts, we expect that the seasonality in our business may become more apparent and may in the future cause our operating results to fluctuate to a greater extent.

If we do not effectively manage future growth, our operating performance will suffer and we may lose clients.

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

Our historical growth has been in significant part due to the large number of acquisitions we have completed of third-party website publishing businesses and other businesses that are complementary to our own. We intend to evaluate and pursue additional acquisitions of complementary businesses and technologies to expand our capabilities, client base and media. We have also evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. However, we may not be successful in identifying suitable acquisition candidates or be able to complete acquisitions of such candidates. In addition, we may not be able to obtain financing on favorable terms, or at all, to fund acquisitions that we may wish to pursue. The anticipated benefit of acquisitions that we complete may not materialize and the process of integrating acquired businesses or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our proprietary rights. We currently have two patent applications pending in the United States and no issued patents. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

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

In particular, a number of U.S. federal laws impact our business. The Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. The U.S. Department of Education issued regulations on incentive compensation and other matters which became effective July 1, 2011. These regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations. The elimination of the safe harbors create uncertainty for us and our education clients and impact the way in which we are paid by our clients and, accordingly, could reduce the amount of revenue we generate from the education client vertical.

In addition, the Department has issued regulations that also restrict Title IV funding for programs not meeting prescribed income-to-debt ratios (i.e., programs not leading to “gainful employment” as defined under the proposed regulation). These provisions, could negatively affect our business with education clients. Any changes in these laws or judicial interpretations narrowing their protections could subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.

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

We are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of the legal or regulatory requirements applicable to us. For example, we responded to a civil investigation conducted by the attorneys general of Alabama, Arizona, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Minnesota, Nevada, North Carolina, Oregon, South Carolina, and Tennessee into certain of our marketing and business practices related to our education client vertical during fiscal year 2012. On June 26, 2012, we entered into an Assurance of Voluntary Compliance agreement (the “Agreement”) with the attorneys general which required us to transfer the GIBill.com website to the United States Veterans Administration, to pay $2.5 million to the settling states and to add disclosures and disclaimers to our education-related websites. The new disclosures and disclaimers required by the Agreement could negatively affect media conversion rates and thus our revenue or profitability. If the results of future audits, inquiries, investigations, claims and lawsuits are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

We may not succeed in expanding our businesses outside the United States, which may limit our future growth. If we were to expand our business outside of the United States, then we will face risks in conducting business in international markets.

One potential area of growth for us is in the international markets and we have recently entered into certain international markets. However, we have limited experience in marketing, selling and supporting our services outside of the United States and we may not be successful in introducing or marketing our services abroad.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites. We may in the future have to refund revenue that our clients have paid to us and that was later attributed to, or suspected to be caused by fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which a web publisher is to be compensated. From time to time we have experienced fraudulent clicks or actions and we do not charge our clients for such fraudulent clicks or actions when they are detected. It is conceivable that this activity could negatively affect our profitability, and this type of fraudulent act could hurt our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Additionally, we have from time to time had to terminate relationships with web publishers who we believed to have engaged in fraud, which we may have to do so in the future. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such web publishers.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names, acquired technology, among others, as of the acquisition date, and are amortized based on their economic lives. Goodwill expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment at least annually. If the carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term growth or profitability. If the value of goodwill or intangible assets is impaired, our earnings could be adversely affected.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors impacting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. Our Common Stock price fluctuated from a high of $13.80 to a low of $7.80 during fiscal year 2012. If our stock price remains depressed and our market capitalization remains below our book value for a sustained period, then it is possible that this may be an indicator of goodwill impairment. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, then our operating results would be materially adversely affected in such period.

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

The trading price of our common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report on Form 10-K and others such as:

•	our ability to return to growth and to manage such growth effectively;

•	changes in earnings estimates or recommendations by securities analysts;

•

announcements about our revenues, earnings or growth rates that are not in line with analyst expectations, the risk of which is heightened because it is our policy not to give quarterly guidance on revenue, earnings, or growth rates.

•	changes in governmental regulations;

•	announcements regarding share repurchase programs and the timing and amount of shares we purchase under such programs;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	changes in the search engine rankings of our sites or our ability to access PPC advertising;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	negative publicity about us, our industry, our clients or our clients’ industries; and

•	a slowdown in our industry or the general economy.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or the industries or businesses of our clients. If any of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our directors and executive officers and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of June 30, 2012, our directors and executive officers, together with their affiliates, beneficially owned approximately 34% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in a leased facility in Foster City, California, consisting of approximately 63,998 square feet of office space under a lease that expires in October 2018 with the option to extend the lease term by another two years. This facility accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. We also lease additional facilities to accommodate sales, marketing, and operations throughout the United States. Outside of the United States, we also lease facilities to accommodate engineering, sales, marketing, and operations in Brazil, India and the United Kingdom.

We may add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

On September 8, 2010, LendingTree, LLC (“LendingTree”) filed a patent infringement lawsuit against us in the United States District Court for the Western District of North Carolina, seeking a judgment that we have infringed a patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. If an injunction were to be granted, it could force us to stop or alter certain of our business activities, such as our lead generation in certain client verticals. On April 12, 2012, the Court held a claim construction hearing and issued an order construing certain disputed terms of the patent-in-suit. We believe that we have meritorious defenses against LendingTree’s claims, and intend to vigorously defend the matter. There can be no assurance, however, that we will prevail in this matter and any adverse ruling may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved. While we intend to vigorously defend our position, neither the outcome of the litigation nor the amount or potential range of exposure, if any, associated with the litigation can be assessed at this time.

On August 12, 2011, the attorney general of Kentucky sent a letter of inquiry to us regarding marketing services that we provide to for-profit schools. The attorneys general of Alabama, Arizona, Delaware, Florida, Idaho, Illinois, Iowa, Massachusetts, Minnesota, Nevada, North Carolina, Oregon, South Carolina, and Tennessee (the “States”) subsequently joined Kentucky in the inquiry. The marketing services at issue relate to our websites, such as www.gibill.com, www.armystudyguide.com, and others, whose intended audience comprises service members and veterans of the United States military. The attorneys general expressed concerns that the websites could mislead consumers into believing that the websites are affiliated with the government or that the featured schools are the only ones that accept scholastic subsidies (such as through the GI Bill) from service members and veterans and may thus violate the consumer protection laws of the respective States. On August 25, 2011, the Kentucky attorney general initiated a civil investigative demand, requesting information about our marketing, pricing structure, business relationships, and financial data with respect to the for-profit schools that appear on www.gibill.com and similar websites. Other of the 14 States initiated identical civil investigative demands. On June 26, 2012, we entered into an Assurance of Voluntary Compliance agreement (the “Agreement”) with the attorneys general. Under the Agreement, we donated the URL “GIBill.com” to the United States Department of Veterans Affairs. We also agreed to pay a total of $2.5 million to the settling states to reimburse them for the cost of the investigation and negotiating process, and further agreed to provide expanded disclosures on other military-oriented and education-related websites. The new disclosures and disclaimers under the agreement could negatively affect media conversion rates. Early test results indicate that we should not suffer material diminishment of revenue. The tests were not exhaustive, so the full effects cannot be assessed with certainty. We believe that any negative effects we may experience could be mitigated by ongoing optimization efforts. We also believe that the changes are likely to be adopted more broadly in the industry, reducing or eliminating any relative disadvantage.

From time to time, we may become involved in other legal proceedings and claims arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “QNST” since our initial public offering on February 11, 2010. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2010	High	Low
First quarter ended September 30, 2010	$15.51	$9.79
Second quarter ended December 31, 2010	$21.38	$13.91
Third quarter ended March 31, 2011	$24.91	$18.92
Fourth quarter ended June 30, 2011	$22.98	$10.68

Fiscal Year Ended June 30, 2012	High	Low
First quarter ended September 30, 2011	$13.80	$10.12
Second quarter ended December 31, 2011	$12.64	$8.44
Third quarter ended March 31, 2012	$11.38	$8.60
Fourth quarter ended June 30, 2012	$11.90	$7.80

On August 16, 2012, the closing price as reported on the NASDAQ Global Select Market of our common stock was $8.68 per share and we had approximately 137 stockholders of record of our common stock.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our credit facility also restricts our ability to pay dividends.

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Stock Repurchase Program

On November 3, 2011, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase our outstanding shares of common stock up to $50.0 million. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. The amount authorized by our Board of Directors excludes broker commissions.

All of our stock repurchases during fiscal year 2012 were made pursuant to our publicly announced stock repurchase plan through open market purchases under Rule 10b5-1 plans. As of June 30, 2012, we had repurchased an aggregate of 4,753,919 shares of our common stock under this repurchase program at a weighted average price of $9.47 per share for a total of $45.0 million. The remaining amount available for the repurchase of our common stock was $5.0 million as of June 30, 2012, all of which was used for repurchases in July 2012.

The following table summarizes the stock repurchase activity during the fourth quarter of fiscal year 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program that was available as of June 30, 2012:

	Shares Repurchases
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announce Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
April 1, 2012 - April 30, 2012	—	$—	—	$13.5
May 1, 2012 - May 31, 2012	412,100	$8.07	412,100	$10.2
June 1, 2012 - June 30, 2012	581,500	$8.92	581,500	$5.0

(1)	Excludes $0.02 per share broker commission.

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

The following graph shows a comparison from February 11, 2010 (the date our common stock commenced trading on the NASDAQ Global Select Market) through June 30, 2012 of cumulative total return for our common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended June 30, 2012.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and accompanying notes appearing elsewhere in this report. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. The results of acquired businesses have been included in our consolidated financial statements since their respective dates of acquisition. Our historical results are not necessarily indicative of our future results and any interim results are not necessarily indicative of the results for a full fiscal year.

We derived the consolidated statements of operations data for the fiscal years ended June 30, 2012, 2011, and 2010 and the consolidated balance sheets data as of June 30, 2012 and 2011 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal year ended June 30, 2009 and 2008 and the consolidated balance sheets data as of June 30, 2010, 2009 and 2008 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$370,468	$403,021	$334,835	$260,527	$192,030
Cost of revenue (1)	283,466	291,991	240,730	181,593	130,869

Gross profit	87,002	111,030	94,105	78,934	61,161
Operating expenses: (1)
Product development	21,051	24,163	19,726	14,887	14,051
Sales and marketing	14,074	17,382	16,698	16,154	12,409
General and administrative	23,375	20,396	18,464	13,172	13,371

Total operating expenses	58,500	61,941	54,888	44,213	39,831
Operating income	28,502	49,089	39,217	34,721	21,330
Interest income	134	169	97	245	1,482
Interest expense	(4,462)	(4,213)	(3,977)	(3,544)	(1,214)
Other income (expense), net	(42)	56	1,523	(239)	145

Interest and other income (expense), net	(4,370)	(3,988)	(2,357)	(3,538)	413
Income before income taxes	24,132	45,101	36,860	31,183	21,743
Provision for taxes	(11,131)	(17,887)	(16,276)	(13,909)	(8,876)

Net income	$13,001	$27,214	$20,584	$17,274	$12,867

Less: 8% non-cumulative dividends on convertible preferred stock	$—	$—	$(2,018)	$(3,276)	$(3,276)
Less: Undistributed earnings allocated to convertible preferred stock	$—	$—	$(5,784)	$(8,599)	$(5,925)

Net income attributable to common stockholders — Basic	$13,001	$27,214	$12,782	$5,399	$3,666

Undistributed earnings re-allocated to common stock	$—	$—	$419	$399	$360

Net income attributable to common stockholders — Diluted	$13,001	$27,214	$13,201	$5,798	$4,026

Net income per share attributable to common stockholders: (2)
Basic	$0.28	$0.59	$0.50	$0.41	$0.28

Diluted	$0.28	$0.55	$0.46	$0.39	$0.26

Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	45,846	46,222	25,616	13,294	13,104
Diluted	46,859	49,130	28,429	14,971	15,325

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$4,293	$4,506	$3,111	$1,916	$1,112
Product development	2,570	2,705	2,176	669	443
Sales and marketing	3,096	3,747	3,463	1,761	581
General and administrative	3,037	2,992	4,621	1,827	1,086

(2)	See Note 3 to our consolidated financial statements included in this report for an explanation of the method used to calculate basic and diluted net income per share of common stock.

	June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$68,531	$132,290	$155,770	$25,182	$24,953
Working capital	103,222	162,361	155,164	16,426	17,022
Total assets	507,160	524,924	434,630	212,878	179,746
Total liabilities	168,803	169,535	144,608	96,289	86,032
Total debt	107,596	106,048	93,608	57,240	51,654
Total stockholders’ equity	338,357	355,389	290,022	73,186	50,311

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$47,727	$78,171	$38,509	$32,570	$24,751
Depreciation and amortization	31,150	27,272	18,791	15,978	11,727
Capital expenditures	2,268	5,363	2,710	1,347	2,177

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$72,648	$90,311	$71,379	$56,872	$36,279

(1)

We define Adjusted EBITDA as net income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net. Please see the “Adjusted EBITDA” section with Management’s Discussion and Analysis for more information.

The following table presents a reconciliation of Adjusted EBITDA to net income calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Net income	$13,001	$27,214	$20,584	$17,274	$12,867
Interest and other (income) expense, net	4,370	3,988	2,357	3,538	(413)
Provision for taxes	11,131	17,887	16,276	13,909	8,876
Depreciation and amortization	31,150	27,272	18,791	15,978	11,727
Stock-based compensation expense	12,996	13,950	13,371	6,173	3,222

Adjusted EBITDA	$72,648	$90,311	$71,379	$56,872	$36,279

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

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or inquiry, or in the form of a click. These leads or clicks can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads or clicks as defined by our agreements with them. We bear the costs of media, thus our programs must deliver value to our clients and provide for a media yield, or margin on our media costs, that provides a sound financial outcome for us. Our general process is:

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

Our Direct Marketing Services, or DMS, business accounted for substantially all of our net revenue in fiscal years 2012, 2011 and 2010. Our DMS business derives its net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, display advertisement, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals are financial services and education. Our financial services client vertical represented 42%, 45% and 43% of net revenue in fiscal years 2012, 2011 and 2010, respectively. Our education client vertical represented 42%, 44% and 45% of net revenue in fiscal years 2012, 2011 and 2010, respectively. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 16%, 11% and 11% of net revenue in fiscal years 2012, 2011 and 2010, respectively.

In addition, we derived less than 1% of our net revenue in fiscal years 2012, 2011 and 2010 from our Direct Selling Services, or DSS, business.

We generated substantially all of our revenue from sales to clients in the United States.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2013 will be generated from clients in these two client verticals.

Our education client vertical has been significantly affected by the adoption of regulations affecting for-profit educational institutions over the past several years. The regulations have affected and are expected to continue to affect our clients’ businesses and marketing practices, including an overall decrease in our clients’ external marketing expenditures and a related decrease in our revenues from this client vertical. The effect of these regulations may continue to result in fluctuations in the volume and mix of our business with these clients.

In our financial services client vertical, prices are largely determined by bidding. In fiscal year 2012, we have seen pricing that we receive from clients stabilize. Throughout the year, our revenue has declined primarily due to volume declines caused by losses of traffic from third-party publishers resulting from acquisitions of media sources by competitors, changes in a search engine’s algorithms which reduced or eliminated traffic from some third-party publishers, and increased competition for quality media.

Acquisitions

Acquisitions in Fiscal Year 2012

In February 2012, we acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, in exchange for $17.3 million in cash, to broaden our registered user database and brand name in the business-to-business technology market.

In August 2011, we acquired 100% of the outstanding equity interests of NarrowCast Group, LLC, or IT BusinessEdge, a Kentucky-based Internet media company in the business-to-business technology market, in exchange for $24.0 million in cash, to broaden our registered user database and media access in the business-to-business technology market.

During fiscal year 2012, in addition to certain assets of Ziff Davis Enterprise and all of the equity interests of IT BusinessEdge, we acquired eleven other online publishing businesses.

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

Acquisitions in Fiscal Year 2010

In November 2009, we acquired the website business Internet.com, a division of WebMediaBrands, Inc., or Internet.com, a New York-based Internet media company, in exchange for $15.9 million in cash and the issuance of a $1.7 million non-interest-bearing, unsecured promissory note, to broaden our media access and client base in the business-to-business technology market. In October 2009, we acquired the website business Insure.com from

Life Quotes, Inc., or Insure.com, an Illinois-based online insurance quote service and brokerage business, in exchange for $15.0 million in cash and the issuance of a $1.0 million non-interest-bearing, unsecured promissory note, for its capacity to generate online visitors in the financial services market. During fiscal year 2010, in addition to the acquisitions of Internet.com and Insure.com, we acquired 31 other online publishing businesses.

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

Development, Retention and Acquisition of Targeted Media

One of the primary challenges of our business is finding, retaining and developing media that is targeted enough to attract prospects for our clients at costs that work for our business model. In order to grow our business, we must be able to continue to find, develop and retain quality targeted media on a cost-effective basis. Our inability to find, develop and retain high quality targeted media has limited, during some periods, and may continue to limit our growth.

Seasonality

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) typically demonstrate seasonal weakness. In our second fiscal quarters, there is lower availability of cost effective media during the holiday period and some of our clients request fewer leads due to holiday staffing. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

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

DSS. Our DSS business generated less than 1% of net revenue in fiscal years 2012, 2011 and 2010 from the provision of a hosted solution and related services for clients in the direct selling industry. We expect DSS to continue to represent an immaterial portion of our business.

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

Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized to cost of revenue over the software’s estimated useful life.

We anticipate that our cost of revenue will exhibit trends consistent with trends in our overall revenue.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, travel costs and advertising. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel in sales and marketing to support our product offerings.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees and insurance. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and expanding our business internationally, including increased legal and accounting costs.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, other income and expense and interest income. Interest expense is related to our credit facility, including the related interest rate swap as well as promissory notes issued in connection with our acquisitions, and includes imputed interest on non-interest bearing notes. Borrowings under our credit facility and related interest expense could increase as we continue to implement our acquisition strategy. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

Other income (expense), net, includes foreign currency exchange gains and losses and other non-operating items.

Income Tax Expense

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2012		2011		2010
	(In thousands)
Net revenue	$370,468	100.0%	$403,021	100.0%	$334,835	100.0%
Cost of revenue (1)	283,466	76.5	291,991	72.5	240,730	71.9

Gross profit	87,002	23.5	111,030	27.5	94,105	28.1
Operating expenses: (1)
Product development	21,051	5.7	24,163	6.0	19,726	5.9
Sales and marketing	14,074	3.8	17,382	4.3	16,698	5.0
General and administrative	23,375	6.3	20,396	5.0	18,464	5.5

Operating income	28,502	7.7	49,089	12.2	39,217	11.7
Interest income	134	0.0	169	0.0	97	0.0
Interest expense	(4,462)	(1.2)	(4,213)	(1.0)	(3,977)	(1.2)
Other income (expense), net	(42)	(0.0)	56	0.0	1,523	0.5

Income before income taxes	24,132	6.5	45,101	11.2	36,860	11.0
Provision for taxes	(11,131)	(3.0)	(17,887)	(4.4)	(16,276)	(4.9)

Net income	$13,001	3.5%	$27,214	6.8%	$20,584	6.1%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$4,293	1.2%	$4,506	1.1%	$3,111	0.9%
Product development	2,570	0.7	2,705	0.7	2,176	0.6
Sales and marketing	3,096	0.8	3,747	0.9	3,463	1.0
General and administrative	3,037	0.8	2,992	0.7	4,621	1.4

Net Revenue

	Fiscal Year Ended June 30,			2012 - 2011 % Change	2011 - 2010 % Change
	2012	2011	2010
	(In thousands)
Net revenue	$370,468	$403,021	$334,835	(8%)	20%
Cost of revenue	283,466	291,991	240,730	(3%)	21%

Gross profit	$87,002	$111,030	$94,105	(22%)	18%

Net revenue decreased $32.6 million, or 8%, in fiscal year 2012 compared to fiscal year 2011. This was primarily due to a decrease in revenue from our financial services and education client verticals, which was partially offset by growth in revenue in our other client verticals. Our financial services client vertical revenue decreased $26.2 million, or 14%, due to lower volumes resulting from reduced availability of quality publisher media and, to a lesser degree, lower click prices as compared to fiscal year 2011. Pricing in our financial services client vertical was relatively stable throughout fiscal year 2012. Our education client vertical revenue decreased $20.4 million, or 12%, as a result of our education clients purchasing fewer inquiries due to uncertainty surrounding new regulations affecting for-profit educational institutions. Lower inquiry volumes were marginally offset by higher prices. Revenue from other client verticals increased $14.1 million, or 31%, primarily due to the acquisition of IT BusinessEdge and certain assets of Ziff Davis Enterprise in the business-to-business technology client vertical and, to a lesser extent, higher lead volumes in our home services client vertical.

Net revenue increased $68.2 million, or 20%, in fiscal year 2011 compared to fiscal year 2010. The majority of this increase was attributable to an increase in revenue from our financial services client vertical and, to a lesser extent, our education client vertical and other client verticals. Financial services client vertical revenue increased $38.0 million, or 26%, as increases in click and lead volume were partially offset by lower prices. Education client vertical revenue increased $23.2 million, or 15%, driven by higher prices, a shift in mix towards higher priced inquiries and an increase in inquiry volume. Revenue from other client verticals increased $7.0 million, or 18%, primarily due to the acquisition of Internet.com in November 2009.

Cost of Revenue

Cost of revenue decreased $8.5 million, or 3%, in fiscal year 2012 compared to fiscal year 2011, driven by decreased media costs of $12.6 million due to lower click volumes and decreased personnel costs of $2.0 million, partially offset by increased amortization of acquisition-related intangible assets of $4.1 million, professional service fees of $1.0 million and a one-time offline marketing event expense of $0.8 million related to an acquisition. The decreased personnel costs were attributable to a reduction in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue was 23% in fiscal year 2012 compared to 28% in fiscal year 2011, primarily due to a lower mix of traffic from owned and operated media, lower margins from publisher arrangements and higher amortization expenses, partially offset by the above-mentioned decreased personnel costs.

Cost of revenue increased $51.3 million, or 21%, in fiscal year 2011 compared to fiscal year 2010, driven by an increase in media costs of $28.9 million due to higher lead and click volumes, increased personnel costs of $10.6 million and increased amortization of acquisition-related intangible assets of $6.9 million resulting from acquisitions in fiscal year 2011 and 2010. The increase in personnel costs was attributable to a 34% increase in average headcount, primarily resulting from acquisitions. Gross margin, remained flat as compared to fiscal 2010 at 28% in fiscal year 2011, as higher margins from publisher arrangements and a higher mix of traffic from owned and operated targeted media were offset by the above-mentioned increase in headcount and related personnel costs, as well as higher amortization expense.

Operating Expenses

	Fiscal Year Ended June 30,			2012 - 2011 % Change	2011 - 2010 % Change
	2012	2011	2010
	(In thousands)
Product development	$21,051	$24,163	$19,726	(13%)	22%
Sales and marketing	14,074	17,382	16,698	(19%)	4%
General and administrative	23,375	20,396	18,464	15%	10%

Operating expenses	$58,500	$61,941	$54,888	(6%)	13%

Product Development Expenses

Product development expenses decreased $3.1 million, or 13%, in fiscal year 2012 compared to fiscal year 2011, primarily due to decreased personnel costs of $1.7 million resulting from a reduction in average headcount, increased capitalized software expenses of $0.6 million, decreased professional services of $0.4 million and various smaller decreases in product development expenses.

Product development expenses increased $4.4 million, or 22%, in fiscal year 2011 compared to fiscal year 2010, primarily due to increased personnel costs. The increase in personnel costs was due to increased compensation expense of $3.1 million, increased stock-based compensation expense of $0.5 million and various smaller increases in product development expenses. The increase in compensation expense and stock-based compensation expense was due to a 24% increase in average headcount from additional hiring in connection with development projects and acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.3 million, or 19%, in fiscal year 2012 compared to fiscal year 2011, primarily due to decreased personnel costs of $2.3 million resulting from decreased performance bonus expenses and decreased stock-based compensation expense of $0.7 million.

Sales and marketing expenses increased $0.7 million, or 4%, in fiscal year 2011 compared to fiscal year 2010, primarily due to increased compensation expense of $0.5 million.

General and Administrative Expenses

General and administrative expenses increased $3.0 million, or 15%, in fiscal year 2012 compared to fiscal year 2011. This was due to a $2.5 million payment to the attorneys general of multiple states in connection with a settlement related to online marketing for education companies, increased bad debt expense of $1.4 million resulting from the insolvency of an advertising agency of record of one of our clients, partially offset by decreased personnel costs of $1.4 million attributable to a reduction in average headcount.

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

Interest and Other Income (Expense), Net

	Fiscal Year Ended June 30,			2012 - 2011 % Change	2011 - 2010 % Change
	2012	2011	2010
	(In thousands)
Interest income	$134	$169	$97	(21%)	74%
Interest expense	(4,462)	(4,213)	(3,977)	6%	6%
Other income (expense), net	(42)	56	1,523	(175%)	-96%

Interest and other income (expense), net	$(4,370)	$(3,988)	$(2,357)	10%	69%

Interest and other income (expense), net increased by $0.4 million, or 10%, in fiscal year 2012 compared to fiscal year 2011, primarily due to increased interest expense of $0.2 million in fiscal year 2012 and $0.2 million attributable to proceeds from a settlement of a legal matter in fiscal year 2011.

Interest and other income (expense), net decreased by $1.6 million, or 69%, in fiscal year 2011 compared to fiscal year 2010, due to a decrease in other income of $1.5 million primarily from a gain of $1.2 million in fiscal year 2010 on the extinguishment of acquisition-related promissory notes that we paid off at discounts prior to maturity.

Provision for Taxes

	Fiscal Year Ended June 30,
	2012	2011	2010
	(In thousands)
Provision for taxes	$11,131	$17,887	$16,276
Effective tax rate	46.1%	39.7%	44.2%

The increase in our effective tax rate for fiscal year 2012 compared to fiscal year 2011, was primarily due to higher non-deductible stock-based compensation expense.

The decrease in our effective tax rate in fiscal year 2011 compared to fiscal year 2010, was primarily driven by lower state income tax expense.

As of June 30, 2012, we had net deferred tax assets of $16.1 million. Our net deferred tax assets consist primarily of stock-based compensation expense, accruals and reserves not currently deductible for tax purposes. See Note 8 to our consolidated financial statements for more information about our deferred tax assets.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for the eight quarters ended June 30, 2012. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011	June 30, 2011	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010
	(In thousands)
Net revenue	$85,698	$93,023	$90,523	$101,224	$94,118	$107,705	$97,582	$103,616
Costs of revenue	67,044	72,278	68,396	75,748	69,122	78,578	70,662	73,629

Gross profit	18,654	20,745	22,127	25,476	24,996	29,127	26,920	29,987
Operating expenses:
Product development	4,806	5,069	5,102	6,074	5,843	6,836	5,933	5,551
Sales and marketing	2,960	3,394	3,686	4,034	3,285	4,687	4,665	4,745
General and administrative	7,072	6,239	4,847	5,217	5,206	5,525	4,943	4,722

Operating income	3,816	6,043	8,492	10,151	10,662	12,079	11,379	14,969
Interest income	29	31	36	38	30	25	47	67
Interest expense	(1,153)	(1,111)	(1,115)	(1,083)	(1,105)	(1,091)	(1,028)	(989)
Other income (expense), net	79	3	(93)	(31)	(95)	66	(79)	164

Income before income taxes	2,771	4,966	7,320	9,075	9,492	11,079	10,319	14,211
Provision for taxes	(2,570)	(2,093)	(2,887)	(3,581)	(3,046)	(4,740)	(3,391)	(6,710)

Net income	$201	$2,873	$4,433	$5,494	$6,446	$6,339	$6,928	$7,501

Net income per share: (1)
Basic	$0.00	$0.06	$0.09	$0.12	$0.14	$0.14	$0.15	$0.17

Diluted	$0.00	$0.06	$0.09	$0.11	$0.13	$0.13	$0.14	$0.16

Other Financial Data:
Adjusted EBITDA	$15,214	$17,271	$19,530	$20,633	$20,779	$23,218	$21,718	$24,596

(1)	Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

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

Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. When evaluating our performance, Adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011	June 30, 2011	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010
	(In thousands)
Net income	$201	$2,873	$4,433	$5,494	$6,446	$6,339	$6,928	$7,501
Interest and other income (expense), net	1,045	1,077	1,172	1,076	1,170	1,000	1,060	758
Provision for taxes	2,570	2,093	2,887	3,581	3,046	4,740	3,391	6,710
Depreciation and amortization	8,493	8,032	7,517	7,108	7,020	7,632	6,723	5,897
Stock-based compensation expense	2,905	3,196	3,521	3,374	3,097	3,507	3,616	3,730

Adjusted EBITDA	$15,214	$17,271	$19,530	$20,633	$20,779	$23,218	$21,718	$24,596

Adjusted EBITDA as a percentage of revenue	18%	19%	22%	20%	22%	22%	22%	24%

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

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2012 consisted of cash and cash equivalents of $68.5 million, short-term marketable securities of $36.7 million, cash we expect to generate from operations, and our $200.0 million revolving credit facility, which is committed until November 2016, all of which is available to be drawn, subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

In November 2011, we replaced our existing $225.0 million credit facility with a new credit facility that expanded our overall borrowing capacity by $75.0 million to $300.0 million, consisting of a $100.0 million term loan and a $200.0 million revolving credit facility. Additionally, in November 2011, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $50.0 million, excluding broker commissions, of our outstanding shares of common stock. Through June 30, 2012, we have repurchased an aggregate of 4.8 million shares of our common stock for an aggregate of $45.0 million. As of June 30, 2012, the remaining amount available for the repurchase of our common stock under this program was $5.0 million, all of which was used for repurchases in July 2012.

Additionally, in August 2011, we acquired 100% of the outstanding equity interests of NarrowCast Group, LLC, or IT BusinessEdge, a Kentucky-based Internet media company in the business-to-business technology market, in exchange for $24.0 million in cash. In February 2012, we acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, for $17.3 million in cash.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, acquisitions from time to time and share repurchases. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility.

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

	Fiscal Year Ended June 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities	$47,727	$78,171	$38,509
Cash flows from investing activities	(67,906)	$(134,763)	$(72,233)
Cash flows from financing activities	(43,447)	$33,072	$164,324

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

Net cash provided by operating activities in fiscal year 2012 was due to net income of $13.0 million, non-cash depreciation, amortization, stock-based compensation expense and related tax benefits of $46.0 million, a decrease in other noncurrent assets comprised primarily of deferred taxes of $2.8 million, partially offset by an increase in prepaid expenses and other assets of $2.6 million, an increase in accounts receivable of $2.0 million and a decrease in accounts payable and accrued liabilities of $7.8 million. The decrease in accounts payable and accrued liabilities is due to timing of payments and decreased cost of revenue associated with decreased revenue. The increase in prepaid expenses and other assets is primarily due to timing of payments. The increase in accounts receivable is attributable to timing of receipts. The decrease in deferred taxes is due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities.

Net cash provided by operating activities in fiscal year 2011 was due to net income of $27.2 million, non-cash depreciation, amortization, stock-based compensation expense and related tax benefits of $33.8 million, an increase in accounts payable and accrued liabilities of $8.9 million, a decrease in prepaid expenses and other assets of $5.1 million and a decrease in accounts receivable of $3.9 million, partially offset by an increase in other noncurrent assets comprised primarily of deferred taxes of $3.3 million. The increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of revenue associated with increased revenue. The decrease in prepaid expenses and other assets is primarily due to timing of payments. The decrease in accounts receivable is attributable to timing of receipts. The increase in deferred taxes is due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities.

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

Cash used in investing activities in fiscal year 2012 was primarily due to our acquisition of IT Business Edge for a cash payment of $24.0 million, acquisition of certain assets of Ziff Davis Enterprise of $17.3 million and the purchases of the operations of eleven other online publishing businesses for an aggregate of $14.6 million in cash payments, as well as net investments in marketable securities of $3.2 million. Capital expenditures and internal software development costs totaled $4.6 million in fiscal year 2012.

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

Cash used in investing activities in fiscal year 2010 was primarily due to our acquisitions of Internet.com, Insure.com and HSH Association Financial Publications (“HSH”). We acquired the website business of the Internet.com division of WebMediaBrands, Inc., a New York-based Internet media company, for an initial cash payment of $15.9 million. We acquired the website business of Insure.com from LifeQuotes, Inc., an Illinois-based online insurance quote service and brokerage business, for an initial cash payment of $15.0 million. We acquired HSH, a New Jersey-based online company providing comprehensive mortgage rate information, for an initial cash payment of $6.0 million. Cash used in investing activities was also affected by purchases of the operations of 30 other website publishing businesses for an aggregate of $31.2 million in cash payments, which included $4.5 million of contingent consideration related to the acquisition of SureHits in fiscal year 2008. Capital expenditures and internal software development costs totaled $4.1 million in fiscal year 2010.

Net Cash Provided by or Used in Financing Activities

Cash used in financing activities in fiscal year 2012 was primarily due to repurchases of our common stock of $43.9 million under our stock repurchase program and principal payments on acquisition-related notes payable and our term loan and related fees of $9.9 million, partially offset by proceeds from bank debt of $5.9 million and exercise of stock options of $4.7 million.

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

Contractual Obligations

Our contractual obligations relate primarily to borrowings under the credit facility, acquisition-related promissory notes and operating leases.

The following table sets forth payments due under our contractual obligations as of June 30, 2012:

Year Ending June 30,	Promissory Notes	Credit Facility	Operating Leases	Total
2013	$8,569	$7,500	$3,184	$19,253
2014	3,364	12,500	3,251	19,115
2015	560	17,500	3,117	21,177
2016	50	20,000	3,060	23,110
2017 and thereafter	—	40,000	6,335	46,335

Total	$12,543	$97,500	$18,947	$128,990

The above table does not include approximately $2.4 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

We were in compliance with the covenants of our new credit facility as of June 30, 2012.

Interest Rate Swap

We entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At June 30, 2012, we had approximately $85.0 million of notional amount outstanding under the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap will be included as a component of accumulated other comprehensive income (loss).

At June 30, 2012, our interest rate swap qualifies as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains to offset interest expense from the term loan on the income statement. Any hedge ineffectiveness is recognized in earnings in the current period.

Headquarters Lease

We entered into a lease agreement in February 2010 for approximately 63,998 square feet of office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent was abated for the first 12 calendar months under the lease, and will remain at $0.1 million through the 24th calendar month of the term of the lease. After this 24 month period, monthly base rent will increase to $0.2 million for the subsequent 12 months and then increase approximately 3% after each 12-month anniversary during the remaining term, including any extensions under our options to extend. We have two options to extend the term of the lease for one additional year for each option following the expiration date of the lease or renewal term, as applicable.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In doing so, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.

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

Stock-Based Compensation

We measure and record the expense related to stock-based transactions based on the fair values of the awards as determined on the date of grant. For stock options, we selected and have historically used the Black-Scholes option pricing model to estimate the fair value. In applying the Black-Scholes option pricing model, our determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the stock options and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. Since we do not have extensive trading history, we estimate the expected volatility of our common stock based on the historical volatility of comparable public companies over the stock option’s expected term. We have no history or expectation of paying cash dividends on our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock options. The fair value of restricted stock units is determined based on the closing price of our common stock on the date of grant.

We recognize stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Goodwill

We conduct a test for the impairment of goodwill on at least an annual basis. We have two reporting units, DMS and DSS. We performed our annual goodwill impairment test in our quarter ending June 30, 2012, but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present.

In our quarter ending June 30, 2012, we determined that the estimated fair value of our DMS reporting unit was in excess of its carrying value. The carrying value of our DMS reporting unit was approximately $337.1 million in our quarter ending June 30, 2012. The estimated fair value of our DMS reporting unit under a market approach was approximately $431.7 million in our quarter ending June 30, 2012 based on our market capitalization of the entire business enterprise, including a control premium, less the estimated fair value of our DSS reporting unit. This resulted in an excess of fair value over the carrying value of approximately $94.6 million or 28%.

In our quarter ending June 30, 2012, we determined that the estimated fair value of our DSS reporting unit was in excess of its carrying value. The carrying value of our DSS reporting unit was approximately $1.3 million in our quarter ending June 30, 2012. The estimated fair value of our DSS reporting unit under an income approach was approximately $1.4 million in our quarter ending June 30, 2012 based on the present value of estimated future cash flows. This resulted in an excess of fair value over the carrying value of approximately $0.1 million or 13%.

Based on our impairment test conducted in our quarter ending June 30, 2012, we concluded that there was no impairment of goodwill for fiscal year 2012. No impairment charges were recorded in other periods presented.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates, and such differences could affect the estimated fair value of the reporting units and hence the valuation of goodwill could be affected. Circumstances that could affect the valuation of goodwill include, among other things, a significant change in our market capitalization, the business climate and buying habits of our subscriber base, and with respect to the DSS reporting unit, the loss of a significant customer. The application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units and the determination of the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates, an appropriate control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment.

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

Interest Rate Risk

We invest our cash equivalents and short-term investments primarily in liquid, highly-rated U.S. government or municipal fixed income securities, certificates of deposit with financial institutions and money market funds. Unrestricted cash, cash equivalents and short-term investments are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value of these investments as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical decline of 1% in the interest rate on our investments would not have a material effect on our consolidated financial statements.

As of June 30, 2012, our credit facility had a borrowing capacity of $300.0 million with $97.5 million in term loans outstanding, and no amounts outstanding under our revolving line of credit. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar Margin or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. To reduce our exposure to rising interest rates under the term loan, on February 24, 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal amount will total $85.0 million on January 1, 2014 and amortize to $35.0 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar Margin at a fixed rate of 0.97%. A hypothetical change of 1% from prevailing interest rates as of June 30, 2012 would affect our interest expense and the fair value of the swap by less than $0.1 million.

In addition to the $85.0 million of term loans covered by the interest rate swap as of June 30, 2012, the Company also had variable rate debt outstanding of $12.5 million.

A hypothetical increase of 1% in the Eurodollar Margin or Prime Rate-based interest rate on our variable rate debt outstanding of $12.5 million as of June 30, 2012 would result in an increase in our interest expense of $0.1 million per year, assuming constant borrowing levels.

Foreign Currency Exchange Risk

To date, our international client agreements have been predominately denominated in U.S. dollars, and accordingly, we have limited exposure to foreign currency exchange rate fluctuations related to client agreements, and do not currently engage in foreign currency hedging transactions. As the local accounts for some of our foreign operations are maintained in the local currency of the respective country, we are subject to foreign currency exchange rate fluctuations associated with the remeasurement to U.S. dollars. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

QUINSTREET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QuinStreet, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QuinStreet, Inc. and its subsidiaries at June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 23, 2012

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$68,531	$132,290
Marketable securities	36,736	34,927
Accounts receivable, net	52,830	48,225
Deferred tax assets	7,665	10,253
Prepaid expenses and other assets	7,774	5,773

Total current assets	173,536	231,468
Property and equipment, net	8,755	8,875
Goodwill	243,049	211,856
Other intangible assets, net	72,444	65,847
Deferred tax assets, noncurrent	8,446	5,866
Other assets, noncurrent	930	1,012

Total assets	$507,160	$524,924

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,870	$23,300
Accrued liabilities	29,462	33,238
Deferred revenue	2,553	2,531
Debt	15,429	10,038

Total current liabilities	70,314	69,107
Deferred revenue, noncurrent	49	58
Debt, noncurrent	92,167	96,010
Other liabilities, noncurrent	6,273	4,360

Total liabilities	168,803	169,535

Commitments and contingencies (See Note 10)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 43,350,831 and 49,564,877 shares issued, and 43,222,031 and 47,387,425 shares outstanding at June 30, 2012 and 2011, respectively	43	50
Additional paid-in capital	220,552	255,689
Treasury stock, at cost (128,800 and 2,177,452 shares at June 30, 2012 and 2011, respectively)	(1,178)	(7,779)
Accumulated other comprehensive income	(1,439)	51
Retained earnings	120,379	107,378

Total stockholders’ equity	338,357	355,389

Total liabilities and stockholders’ equity	$507,160	$524,924

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2012	2011	2010
Net revenue	$370,468	$403,021	$334,835
Cost of revenue (1)	283,466	291,991	240,730

Gross profit	87,002	111,030	94,105
Operating expenses: (1)
Product development	21,051	24,163	19,726
Sales and marketing	14,074	17,382	16,698
General and administrative	23,375	20,396	18,464

Operating income	28,502	49,089	39,217
Interest income	134	169	97
Interest expense	(4,462)	(4,213)	(3,977)
Other income (expense), net	(42)	56	1,523

Income before income taxes	24,132	45,101	36,860
Provision for taxes	(11,131)	(17,887)	(16,276)

Net income	$13,001	$27,214	$20,584

Net income attributable to common stockholders:
Basic	$13,001	$27,214	$12,782
Diluted	$13,001	$27,214	$13,201

Net income per share attributable to common stockholders:
Basic	$0.28	$0.59	$0.50
Diluted	$0.28	$0.55	$0.46

Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	45,846	46,222	25,616
Diluted	46,859	49,130	28,429

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:
Cost of revenue	$4,293	$4,506	$3,111
Product development	2,570	2,705	2,176
Sales and marketing	3,096	3,747	3,463
General and administrative	3,037	2,992	4,621

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2009	21,176,533	$43,403	15,413,000	$15	(2,097,652)	$(7,064)	$20,634	$21	$59,580	$73,186

Issuance of common stock upon exercise of stock options	—	—	657,614	1	—	—	1,639	—	—	1,640
Issuance of common stock in connection with initial public offering, net of issuance costs of $13,215	—		10,000,000	10	—	—	136,775			136,785
Conversion of preferred stock to common stock in connection with initial public offering	(21,176,533)	(43,403)	21,176,533	21	—	—	43,382	—	—	43,403
Stock-based compensation	—	—	—	—	—	—	13,371	—	—	13,371
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	1,780	—	—	1,780
Repurchase of common stock	—	—	—	—	(79,800)	(715)	—	—	—	(715)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	20,584	20,584	$20,584
Currency translation adjustments	—	—	—	—	—	—	—	(12)	—	(12)	(12)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$20,572

Balance at June 30, 2010	—	$—	47,247,147	$47	(2,177,452)	$(7,779)	$217,581	$9	$80,164	$290,022

Issuance of common stock upon exercise of stock options	—	—	2,317,730	3	—	—	16,967	—	—	16,970
Payments of initial public offering issuance costs	—	—	—	—	—	—	(101)	—	—	(101)
Stock-based compensation	—	—	—	—	—	—	13,950	—	—	13,950
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	7,292	—	—	7,292
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	27,214	27,214	$27,214
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	2	—	2	2
Currency translation adjustments	—	—	—	—	—	—	—	40	—	40	40

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$27,256

Balance at June 30, 2011	—	$—	49,564,877	$50	(2,177,452)	$(7,779)	$255,689	$51	$107,378	$355,389

Issuance of common stock upon exercise of stock options	—	—	525,995	1	—	—	4,697	—	—	4,698
Release of RSUs	—	—	62,530	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	12,996	—	—	12,996
Withholding taxes on the net settlement of RSUs	—	—	—	—	—	—	(417)	—	—	(417)
Excess tax losses from stock-based compensation	—	—	—	—	—	—	(694)	—	—	(694)
Repurchase of common stock	—	—	—	—	(4,753,919)	(45,126)	—	—	—	(45,126)
Retirement of treasury stock	—	—	(6,802,571)	(8)	6,802,571	51,727	(51,719)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	13,001	13,001	$13,001
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	(2)	—	(2)	(2)
Currency translation adjustments	—	—	—	—	—	—	—	(358)	—	(358)	(358)
Unrealized gain/loss on interest rate swap	—	—	—	—	—	—	—	(1,130)	—	(1,130)	(1,130)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$11,511

Balance at June 30, 2012	—	$—	43,350,831	$43	(128,800)	$(1,178)	$220,552	$(1,439)	$120,379	$338,357

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$13,001	$27,214	$20,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,150	27,272	18,791
Provision for sales returns and doubtful accounts receivable	84	(35)	(751)
Stock-based compensation	12,996	13,950	13,371
Excess tax benefits from stock-based compensation	(197)	(7,458)	(1,859)
Other non-cash adjustments, net	1,950	99	(1,622)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,983)	3,885	(14,403)
Prepaid expenses and other assets	(2,695)	4,947	29
Other assets, noncurrent	78	120	11
Deferred taxes	2,782	(3,252)	(6,771)
Accounts payable	(376)	6,375	3,363
Accrued liabilities	(7,405)	2,552	7,900
Deferred revenue	(242)	1,043	(112)
Other liabilities, noncurrent	(1,416)	1,459	(22)

Net cash provided by operating activities	47,727	78,171	38,509

Cash Flows from Investing Activities
Capital expenditures	(2,268)	(5,363)	(2,710)
Business acquisitions, net of notes payable and cash acquired	(60,075)	(91,838)	(68,176)
Internal software development costs	(2,379)	(1,841)	(1,414)
Purchases of marketable securities	(48,216)	(54,433)	—
Proceeds from sales and maturities of marketable securities	45,002	19,227	—
Other investing activities	30	(515)	67

Net cash used in investing activities	(67,906)	(134,763)	(72,233)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	(106)	136,790
Proceeds from exercise of common stock options	4,698	16,710	1,640
Proceeds from bank debt	5,884	24,425	43,300
Principal payments on bank debt	(5,125)	(3,963)	(3,100)
Payment of bank loan upfront fees	(1,370)	—	—
Principal payments on acquisition-related notes payable	(3,366)	(11,452)	(15,450)
Excess tax benefits from stock-based compensation	197	7,458	1,859
Withholding taxes related to restricted stock net share settlement	(417)	—	—
Repurchases of common stock	(43,948)	—	(715)

Net cash provided by (used in) financing activities	(43,447)	33,072	164,324

Effect of exchange rate changes on cash and cash equivalents	(133)	40	(12)
Net (decrease) increase in cash and cash equivalents	(63,759)	(23,480)	130,588
Cash and cash equivalents at beginning of period	132,290	155,770	25,182

Cash and cash equivalents at end of period	$68,531	$132,290	$155,770

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	3,786	4,128	3,860
Cash paid for taxes	13,721	16,885	22,109
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	5,096	3,311	14,501
Conversion of preferred stock to common stock	—	—	43,403
Retirement of treasury stock	51,727	—	—

See notes to consolidated financial statements

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

QuinStreet, Inc. (the “Company”) is an online vertical marketing and media company. The Company was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. The Company provides vertically oriented customer acquisition programs for its clients. The Company also provides hosted solutions for direct selling companies. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India.

2. Summary of Significant Accounting Policies

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

Revenue Recognition

The Company derives its revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”). DMS revenue, which constituted more than 99% in fiscal year 2012, 2011 and 2010, is derived from fees which are earned through the delivery of qualified leads, clicks and, to a lesser extent, display advertisements (“impressions”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, click or impression is delivered to the client provided that no significant obligations remain.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DSS revenue, which constituted less than 1% in fiscal year 2012, 2011 and 2010, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.

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

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. No client accounted for 10% or more of net accounts receivable for both fiscal year 2012 and 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related promissory notes approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at June 30, 2012 approximates the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The fair value of our interest rate swap is based upon valuation models as reported by our counterparty. The Company believes that the fair value of the term loan approximates its recorded amount at June 30, 2012 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents consist primarily of money market funds, municipal securities and certificates of deposit with original maturities of three months or less.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the developments of website content are included in cost of revenue in the accompanying statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized $1.9 million, $1.8 million, and $1.4 million in fiscal years 2012, 2011 and 2010, respectively. Amortization of internal software development costs is reflected in cost of revenue.

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates, an appropriate control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. No impairment charges were recorded in the periods presented.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expenses for fiscal years 2012, 2011 and 2010 were $0.2 million, $0.2 million and $0.1 million, respectively.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s comprehensive income (loss) and accumulative other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale and unrealized gains and losses on the interest rate swap. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.

Derivative Instrument

During the third quarter of fiscal year 2012, the Company entered into an interest rate swap agreement to hedge the interest rate exposure relating to its borrowing under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and noncurrent portion of the interest rate swap is recorded in accrued liabilities and other liabilities, noncurrent, respectively, on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair value of this interest rate swap are recorded in other comprehensive income because the Company has designated the swap as a cash flow hedge. Gains or losses on the interest rate swap as reported in other comprehensive income are classified to interest expense in the period the hedged item affects earnings. If the term loan ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any hedge ineffectiveness is recognized immediately in earnings in the current period. Refer to Note 9, Debt, for additional information regarding our credit facility and interest rate swap.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This portion of the guidance became effective for the Company beginning July 1, 2012 and will require financial statement presentation changes only. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

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

3. Net Income Attributable to Common Stockholders and Net Income per Share

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the “two-class method” required for participating securities. In February 2010, all of the Company’s outstanding convertible preferred stock converted into common stock in connection with the its initial public offering. Prior to the conversion, holders of Series A, Series B and Series C convertible preferred stock were each entitled to receive 8% per annum non-cumulative dividends, payable prior and in preference to any dividends on any other shares of the Company’s capital stock. No such dividends were paid.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders:

	Years Ended June 30,
	2012	2011	2010 (2)
	(in thousands, except per share data)
Numerator:
Basic:
Net income	$13,001	$27,214	$20,584
8% non-cumulative dividends on convertible preferred stock	—	—	(2,018)
Undistributed earnings allocated to convertible preferred stock	—	—	(5,784)

Net income attributable to common stockholders - basic	$13,001	$27,214	$12,782

Diluted:
Net income attributable to common stockholders - basic	$13,001	$27,214	$12,782
Undistributed earnings re-allocated to common stock	—	—	419

Net income attributable to common stockholders - diluted	$13,001	$27,214	$13,201

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	45,846	46,222	25,616

Diluted:
Weighted average shares of common stock used in computing basic net income per share	45,846	46,222	25,616
Weighted average effect of dilutive securities:
Stock options	1,004	2,845	2,813
Restricted stock units	9	63

Weighted average shares of common stock used in computing diluted net income per share	46,859	49,130	28,429

Net income per share attributable to common stockholders:
Basic	$0.28	$0.59	$0.50

Diluted	$0.28	$0.55	$0.46

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	6,749	2,689	2,918

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

(2)

Earnings per share for the fiscal year ended June 30, 2010 includes the effects of the convertible preferred stock under the two-class method before its conversion in connection with its initial public offering.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Fair Value Measurements and Marketable Securities

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of June 30, 2012 and 2011, the Company used Level 1 assumptions for its money market funds.

Level 2 — Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2012 and 2011, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposits, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3 — Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2012 and 2011, the Company did not have any Level 3 financial assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The securities held by the Company as of June 30, 2012 and 2011 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$30,861	$30,861
Certificates of deposit	—	11,470	11,470
Money market funds	21,458	—	21,458

	$21,458	$42,331	$63,789

Liabilities:
Acquisition-related promissory notes	$—	$12,215	$12,215
Term loan	—	95,381	95,381
Revolving credit line	—	—	—
Interest rate swap	—	1,138	1,138

	$—	$108,734	$108,734

	Fair Value Measurements as of June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$23,637	$23,637
Certificates of deposit	—	19,036	19,036
Money market funds	51,654	—	51,654
Interest Rate Swap	—	—	—

	$51,654	$42,673	$94,327

Liabilities:
Acquisition-related promissory notes	$—	$10,545	$10,545
Term loan	—	29,801	29,801
Revolving credit line	—	65,702	65,702
Interest rate swap	—	—	—

	$—	$106,048	$106,048

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of June 30, 2012 and 2011 (in thousands):

	As of June 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$30,851	$10	$—	$30,861
Certificates of deposit	11,480	—	10	11,470
Money market funds	21,458	—	—	21,458

	$63,789	$10	$10	$63,789

	As of June 30, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$23,625	$12	$—	$23,637
Certificates of deposit	19,046	—	10	19,036
Money market funds	51,654	—	—	51,654

	$94,325	$12	$10	$94,327

5. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net are comprised of the following (in thousands):

	June 30,
	2012	2011
Accounts receivable	$55,637	$50,948
Less: Allowance for doubtful accounts	(424)	(276)
Less: Allowance for sales returns	(2,383)	(2,447)

	$52,830	$48,225

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30,
	2012	2011
Computer equipment	$10,862	$11,448
Software	7,116	6,344
Furniture and fixtures	2,725	2,404
Leasehold improvements	1,891	1,863
Internal software development costs	18,597	16,711

	41,191	38,770
Less: Accumulated depreciation and amortization	(32,436)	(29,895)

	$8,755	$8,875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $3.3 million, $3.6 million and $2.2 million for fiscal years 2012, 2011 and 2010, respectively. Amortization expense related to internal software development costs was $1.9 million, $1.5 million and $1.3 million for fiscal years 2012, 2011 and 2010, respectively.

Accrued liabilities

Accrued liabilities are comprised of the following (in thousands):

	June 30,
	2012	2011
Accrued media costs	15,485	$17,516
Accrued compensation and related expenses and taxes payable	9,096	12,920
Accrued professional service and other business expenses	4,881	2,802

Total accrued liabilities	$29,462	$33,238

6. Acquisitions

Acquisitions in Fiscal Year 2012

Acquisition of Ziff Davis Enterprise

On February 3, 2012, the Company acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, for $17.3 million in cash, to broaden its registered user database and brand name in the business-to-business technology market. The results of the acquired assets of Ziff Davis Enterprise have been included in the consolidated financial statements since the acquisition date.

Amount
(in thousands)
Cash	$17,270

The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Liabilities assumed	$(255)
Customer/publisher/advertiser relationships	4,120	5 years
Content	500	2 years
Website/trade/domain names	4,630	5 years
Registered user database	6,320	3 years
Goodwill	1,955	Indefinite

	$17,270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of NarrowCast Group, LLC (“IT Business Edge” or “ITBE”)

On August 25, 2011, the Company acquired 100% of the outstanding equity interests of ITBE, in exchange for $24.0 million in cash, to broaden its registered user database and media access in the business-to-business technology market. The results of ITBE’s operations have been included in the consolidated financial statements since the acquisition date.

Amount
(In thousands)
Cash	$23,961

The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$3,597
Liabilities assumed	(1,868)
Customer/publisher/advertiser relationships	3,230	5 years
Content	420	2 years
Website/trade/domain names	2,220	5 years
Registered user database	4,220	3 years
Noncompete agreements	100	3 years
Goodwill	12,042	Indefinite

	$23,961

Other Acquisitions in Fiscal Year 2012

During fiscal year 2012, in addition to the acquisition of certain assets of Ziff Davis Enterprise, and the acquisition of ITBE, the Company also acquired operations from eleven other online publishing businesses in exchange for an aggregate of $14.6 million in cash, $3.1 million in non-interest-bearing, promissory notes payable over a period of two years, secured by the assets acquired in respect to which the notes were issued and $2.1 million in non-interest-bearing, unsecured promissory notes payable over a period of one year. The Company also recorded $4.6 million in earn-out payments related to a prior period acquisition as an addition to goodwill. The aggregate purchase price recorded was as follows:

Amount
(In thousands)
Cash	$14,620
Fair value of debt (net of $99 of imputed interest)	9,696

$24,316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/advertiser relationships	$435	3-5 years
Content	4,540	2-5 years
Website/trade/domain names	1,250	4-8 years
Acquired technology and other	560	4-5 years
Noncompete agreements	87	1-3.5 years
Goodwill	17,443	Indefinite

	$24,316

Acquisitions in Fiscal Year 2011

Acquisition of CarInsurance.com

On November 5, 2010, the Company acquired 100% of the outstanding shares of Car Insurance.com, Inc., or CarInsurance.com, a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49.7 million in cash paid upon closing of the acquisition. The results of CarInsurance.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired CarInsurance.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
(In thousands)
Cash	$49,655

The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$661
Liabilities assumed	(807)
Advertiser relationships	260	6-7 years
Content	16,130	7 years
Website/trade/domain names	4,350	10 years
Acquired technology and others	3,000	2-4 years
Noncompete agreements	40	4 years
Goodwill	26,021	Indefinite

	$49,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Insurance.com

On July 26, 2010, the Company acquired the website business of Insurance.com, from Insurance.com Group, Inc., an Ohio-based online insurance business, in exchange for $33.0 million in cash paid upon closing of the acquisition and the issuance of a $2.6 million non-interest-bearing, unsecured promissory note payable in one installment on the second anniversary of the acquisition date. The results of Insurance.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired Insurance.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
(In thousands)
Cash	$33,000
Fair value of debt (net of $157 of imputed interest)	2,483

$35,483

The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$1,204
Advertiser relationships	2,120	7 years
Content	4,290	4 years
Website/trade/domain names	2,940	10 years
Acquired technology and others	5,530	2-4 years
Noncompete agreements	60	5 years
Goodwill	19,339	Indefinite

	$35,483

Other Acquisitions in Fiscal Year 2011

During fiscal year 2011, in addition to the acquisitions of CarInsurance.com and Insurance.com, the Company acquired operations from 13 other online publishing businesses in exchange for $4.7 million in cash paid upon closing of the acquisitions and $0.9 million in non-interest-bearing, unsecured promissory notes payable over a period of time ranging from one to three years. The Company also recorded $4.5 million in earn-out payments related to a prior period acquisition as addition to goodwill. The aggregate purchase price recorded was as follows:

Amount
(in thousands)
Cash	$9,222
Fair value of debt (net of $36 of imputed interest)	828

$10,050

The acquisitions were accounted for as purchase business combinations. In each of the acquisitions, the Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. Goodwill deductible for tax purposes is $7.9 million. The following table summarizes the allocation of the purchase prices of these other acquisitions and the estimated useful lives of the identifiable intangible assets acquired as of the respective dates of these acquisitions (in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer/publisher relationships	$233	3-5 years
Content	1,274	3-5 years
Website/trade/domain names	541	4-5 years
Noncompete agreements	88	1-3 years
Goodwill	7,914	Indefinite

	$10,050

Acquisitions in Fiscal Year 2010

In fiscal year 2010, the Company acquired the website business of Internet.com, a division of WebMediaBrands, Inc., a New York-based Internet media company, to broaden its media access and client basein the business-to-business market, the website business Insure.com, from Life Quotes, Inc., an Illinois-based online marketing company for its capacity to generate online visitors in the financial services market, 100% of the outstanding shares of Payler Corp. D/B/A HSH Associates Financial Publishers (“HSH”), a New Jersey-based online marketing business, for its capacity to generate online visitors in the financial services market, as well as 30 other online publishing businesses. The Company also recorded $4.5 million in earn-out payments related to a prior period acquisition as addition to goodwill.

The total purchase prices recorded were as follows (in thousands):

	Internet.com	Insure.com	HSH	Other	Total
Cash	$15,943	$15,000	$6,000	$29,882	$66,825
Fair value of debt (net of imputed interest)	1,654	976	3,759	8,112	14,501

	$17,597	$15,976	$9,759	$37,994	$81,326

The acquisitions were accounted for as a purchase business combinations. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill deductible for tax purposes is $50.9 million. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisitions (in thousands):

	Internet.com	Insure.com	HSH	Other	Total	Estimated Useful Life
Tangible assets acquired	$3,136	$—	$50	$45	$3,231
Liabilities assumed	(503)	—	(1,695)	—	(2,198)
Customer/publisher/advertiser relationships	1,300	900	1,100	1,150	4,450	1-7 years
Content	2,400	3,900	1,400	8,384	16,084	1-8 years
Website/trade/domain names	2,500	1,250	800	2,748	7,298	5-8 years
Acquired technology	—	—	—	199	199	3 years
Noncompete agreements	200	—	—	224	424	2-3 years
Goodwill	8,564	9,926	8,104	25,244	51,838	Indefinite

	$17,597	$15,976	$9,759	$37,994	$81,326

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2011. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets and the related tax effects as though the aforementioned companies were acquired as of the beginning of fiscal year 2011. The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2011.

	Fiscal Year Ended June 30,
	2012	2011
	(in thousands)
Net revenue	$378,895	$444,590
Net income	13,608	35,287
Basic net income per share	$0.30	$0.76
Diluted net income per share	$0.29	$0.72

7. Intangibles Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	June 30, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$37,045	$(23,017)	$14,028	$29,269	$(16,892)	$12,377
Content	62,076	(34,430)	27,646	56,663	(25,142)	31,521
Website/trade/domain names	31,615	(12,815)	18,800	23,533	(8,569)	14,964
Acquired technology and others	31,477	(19,507)	11,970	20,190	(13,205)	6,985

	$162,213	$(89,769)	$72,444	$129,655	$(63,808)	$65,847

Amortization of intangible assets was $26.0 million, $22.2 million and $15.3 million for fiscal years 2012, 2011 and 2010, respectively.

Amortization expense for the Company’s acquisition-related intangible assets as of June 30, 2012 for each of the next five years and thereafter is as follows (in thousands):

Year Ending June 30,
2013	$24,116
2014	18,962
2015	11,935
2016	8,397
2017	5,585
Thereafter	3,449

$72,444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for fiscal years 2012 and 2011 were as follows (in thousands):

	DMS	DSS	Total
Balance at June 30, 2010	$157,351	$1,231	$158,582
Additions	53,274	—	53,274
Other	—	—	—

Balance at June 30, 2011	$210,625	$1,231	$211,856

Additions	31,440	—	31,440
Other	(247)	—	(247)

Balance at June 30, 2012	$241,818	$1,231	$243,049

The additions to goodwill relate to the Company’s acquisitions as described in Note 6, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors. Any change in goodwill amounts resulting from foreign currency translation are presented as “Other” in the above table.

8. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
US	$23,957	$44,270	$35,987
Foreign	175	831	873

	$24,132	$45,101	$36,860

The components of the provision for taxes are as follows (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Current
Federal	$10,417	$18,581	$17,555
State	413	2,741	5,827
Foreign	291	186	(88)

	11,121	21,508	23,294
Deferred
Federal	$(719)	$(3,260)	$(6,005)
State	664	(324)	(981)
Foreign	65	(37)	(32)

	10	(3,621)	(7,018)

	$11,131	$17,887	$16,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
Federal tax rate	35.0%	35.0%	35.0%
States taxes, net of federal benefit	3.7%	3.2%	8.1%
Stock-based compensation expense	8.2%	2.8%	4.4%
Other	(0.8)%	(1.3)%	(3.3)%

Effective income tax rate	46.1%	39.7%	44.2%

The components of the current and long-term deferred tax assets, net are as follows (in thousands):

	Fiscal Year Ended June 30,
	2012	2011
Current:
Reserves and accruals	$5,432	$6,424
Stock options	2,044	1,954
Deferred revenue	35	959
Other	154	916

Total current deferred tax assets	$7,665	$10,253

Noncurrent
Stock options	$6,131	$5,861
Intangible assets	3,442	1,156
Fixed assets	(1,626)	(1,161)
Foreign	6	10
Other	493	—

Total noncurrent deferred tax assets	8,446	5,866
Total deferred tax assets, net	$16,111	$16,119

Management periodically evaluates the realizability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of June 30, 2012 the Company determined that no valuation allowance is required as it believes it is more likely than not to realize all its deferred tax assets in the foreseeable future.

As of June 30, 2012, the Company had no operating loss carry-forwards for federal or state income tax purposes. The Company is currently updating its R&D credit study. Based on the preliminary results of the study, the Company has R&D carried forwards of $0.5 million, which may be carried over indefinitely.

United States federal income taxes have not been provided for the $1.6 million of cumulative undistributed earnings of the Company’s foreign subsidiaries as of June 30, 2012. The Company’s present intention is that such undistributed earnings be permanently reinvested offshore, with the exception of the undistributed earnings of its Canadian subsidiary. The Company would be subject to additional United States taxes if these earnings were repatriated. The amount of the unrecognized deferred income tax liability related to these earnings is not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Balance at the beginning of the year	$2,312	$2,014	$2,617
Gross increases - current period tax positions	351	493	219
Reductions as a result of lapsed statute of limitations	(227)	(195)	(99)
Gross decreases - settlements with tax authorities	—	—	(723)

Balance at the end of the year	$2,436	$2,312	$2,014

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes. As of June 30, 2012, the Company has accrued $0.6 million for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on the Company’s consolidated balance sheet.

As of June 30, 2012, unrecognized tax benefits of $2.4 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2007. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. As of June 30, 2012, the tax years 2009 through 2011 remain open in the U.S., the tax years 2007 through 2011 remain open in the various state jurisdictions, and the tax years 2007 through 2011 remain open in various foreign jurisdictions.

9. Debt

Promissory Notes

During fiscal years 2012, 2011 and 2010, the Company issued total promissory notes for the acquisition of businesses of $5.1 million, $3.3 million and $14.5 million, respectively, net of imputed interest amounts of $0.1 million, $0.2 million and $0.8 million, respectively. All of the promissory notes are non-interest-bearing. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. Accretion of promissory notes of $0.3 million, $0.5 million and $1.2 million was recorded as interest expense during fiscal years 2012, 2011 and 2010, respectively. Certain of the promissory notes are secured by the assets acquired with respect to which the notes were issued.

Credit Facility

In September 2008, the Company replaced its existing revolving credit facility of $60.0 million with a credit facility totaling $100.0 million. The new facility consisted of a $30.0 million five-year term loan and a $70.0 million revolving credit line.

In November 2009, the Company entered into an amendment of its existing credit facility pursuant to which the Company’s lenders agreed to increase the maximum amount available under the Company’s revolving credit line from $70.0 million to $100.0 million.

In January 2010, the Company replaced its existing credit facility with a new credit facility with total borrowing capacity of $175.0 million. The new credit facility consisted of a $35.0 million four-year term loan,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with principal amortization of 10%, 15%, 35% and 40% annually, and a $140.0 million four-year revolving credit line with an optional increase of $50.0 million. In February 2011, the Company exercised this option, thereby increasing the total capacity of the credit facility to $225.0 million.

In November 2011, the Company replaced its existing credit facility with a new $300.0 million credit facility. The new facility consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line.

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

The Company was in compliance with the covenants of this new credit facility as of June 30, 2012.

Upfront arrangement fees incurred in connection with the credit facility totaled $1.5 million and will be deferred and amortized over the remaining term of the arrangement. As of June 30, 2012, $97.5 million was outstanding under the term loan. There was no outstanding balance under the revolving credit line.

As of June 30, 2011, $30.2 million was outstanding under the term loan under the previous credit facility. As of June 30, 2011, $66.6 million was outstanding under the revolving credit line of the previous credit facility. The Company was in compliance with the covenants of its previous credit facility as of June 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap

As discussed in the derivative instrument section in Notes 2, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term debt. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At March 31, 2012, the Company had approximately $85.0 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap will be included as a component of accumulated other comprehensive income (loss).

At June 30, 2012, the fair value of the interest rate swap liability was $1.1 million, of which $0.6 million was classified in current accrued liabilities and $0.5 million was classified as noncurrent other liabilities, and the effective and ineffective portion of the interest rate swap was $1.1 million and $8 thousand, respectively.

Debt Maturities

The maturities of debt as of June 30, 2012 were as follows (in thousands):

Year Ending June 30,	Promissory Notes	Credit Facility
2013	$8,569	$7,500
2014	3,364	12,500
2015	560	17,500
2016	50	20,000
2017	—	40,000

	12,543	97,500
Less: imputed interest and unamortized discounts	(328)	(2,119)
Less: current portion	(8,417)	(7,012)

Noncurrent portion of debt	$3,798	$88,369

Letters of Credit

The Company has a $0.4 million letter of credit agreement with a financial institution that is used as collateral for fidelity bonds placed with an insurance company and a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 days of the annual expiration date.

10. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through fiscal year 2018. Rent expense for fiscal years 2012, 2011 and 2010 was $3.4 million, $3.3 million and $3.1 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2012 were as follows (in thousands):

Year Ending June 30,	Operating Leases
2013	$3,184
2014	3,251
2015	3,117
2016	3,060
2017	2,698
Thereafter	3,637

$18,947

The lease for the Company’s previous corporate headquarters located at 1051 Hillsdale Boulevard, Foster City, California expired in October 2010. In February 2010, the Company entered into a new lease agreement for office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The Company has the option to extend the term of the lease twice by one additional year. The monthly base rent was abated for the first year of the lease, is $0.1 million in the current lease year and will be $0.2 million in the third year of the lease term. In the following years the monthly base rent will increase approximately 3% annually.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2012 and June 30, 2011.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 12, 2011, the attorney general of Kentucky sent a letter of inquiry to the Company regarding marketing services that the Company provides to for-profit schools. The attorneys general of Alabama, Arizona, Delaware, Florida, Idaho, Illinois, Iowa, Massachusetts, Minnesota, Nevada, North Carolina, Oregon, South Carolina, and Tennessee (the “States”) subsequently joined Kentucky in the inquiry. The marketing services at issue relate to the Company’s websites, such as www.gibill.com, www.armystudyguide.com, and others, whose intended audience comprises service members and veterans of the United States military. The attorneys general expressed concerns that the websites could mislead consumers into believing that the websites are affiliated with the government or that the featured schools are the only ones that accept scholastic subsidies (such as through the GI Bill) from service members and veterans and may thus violate the consumer protection laws of the respective States. On August 25, 2011, the Kentucky attorney general initiated a civil investigative demand, requesting information about the Company’s marketing, pricing structure, business relationships, and financial data with respect to the for-profit schools that appear on www.gibill.com and similar websites. Other of the 14 States initiated identical civil investigative demands. On June 26, 2012, the Company entered into an Assurance of Voluntary Compliance agreement (the “Agreement”) with the attorneys general. Under the Agreement, the Company donated the URL “GIBill.com” to the United States Department of Veterans Affairs. The Company also agreed to pay a total of $2.5 million to the settling states to reimburse them for the cost of the investigation and negotiating process, and further agreed to provide expanded disclosures on other military-oriented and education-related websites. The Company believes it is in compliance with the terms of the Agreement.

11. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2012, 2011 and 2010, the Company recorded stock-based compensation expense of $13.0 million, $14.0 million, and $13.4 million, respectively, resulting in the recognition of related excess tax benefits of $0.7 million, $7.3 million and $1.8 million, respectively. The Company included as part of cash flows from financing activities a gross benefit of tax deductions of $0.2 million, $7.5 million and $1.9 million in fiscal years 2012, 2011 and 2010, respectively, related to stock-based compensation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

An aggregate of 4,905,132 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2012, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance may be increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. As of June 30, 2012, 3,793,174 shares were available for issuance under the 2010 Incentive Plan.

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

An aggregate of 820,000 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2012. This amount may be increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. As of June 30, 2012, 550,000 shares were available for issuance under the Directors’ Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options in fiscal years 2012, 2011 and 2010 were as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
Expected term (in years)	4.6	4.6	4.6
Expected volatility	55%	54%	67%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.1%	1.7%	2.4%
Grant date fair value	$5.31	$7.81	$9.42

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date.

Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

Stock Option Award Activity

The following table summarizes the stock option award activity under the Plans from June 30, 2010 to June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2010	11,796,062	$9.79
Granted	691,600	16.93
Exercised	(2,317,730)	7.32
Forfeited	(790,986)	12.04
Expired	(30,411)	14.71

Outstanding at June 30, 2011	9,348,535	$10.73	4.51	$31,568

Granted	2,634,850	11.39
Exercised	(525,995)	8.93
Forfeited	(1,120,227)	12.91
Expired	(624,847)	12.75

Outstanding at June 30, 2012	9,712,316	$10.62	4.09	$6,731,857

Vested and expected-to-vest at June 30, 2012 (1)	8,850,320	$10.44	3.96	$6,696,870

Vested and exercisable at June 30, 2012	6,786,645	$9.88	3.43	$6,642,476

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised during fiscal years 2012, 2011 and 2010, respectively:

	Fiscal Year Ended June 30,
	2012	2011	2010
Intrinsic value	$1,197	$25,795	$8,001
Cash received	4,697	16,967	1,640
Tax benefit	511	9,612	2,129

As of June 30, 2012, there was $16.2 million of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.55 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Plans from June 30, 2010 to June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2010	—	$—	—	$—

Granted	453,620	14.33
Vested	—	—
Forfeited	(48,860)	14.63

Outstanding at June 30, 2011	404,760	$14.29	2.13	$5,254

Granted	214,749	11.37
Vested	(99,471)	10.92
Forfeited	(140,483)	13.66

Outstanding at June 30, 2012	379,555	$13.76	1.95	$3,515

As of June 30, 2012, there was $4.2 million of total unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted average period of 3.65 years.

12. Stockholders’ Equity

Initial Public Offering of Common Stock

In February 2010, the Company completed its initial public offering (“IPO”), whereby it sold 10,000,000 shares of common stock at a price of $15.00 per share. The Company received $136.7 million net of offering costs of $13.3 million. In conjunction with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted on a one-for-one basis into 21,176,533 shares of common stock.

Stock Repurchases

On November 3, 2011, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $50.0 million of its outstanding shares of its common stock. The repurchase program expires in November 2012. Repurchases under this program may take place in the open market or in privately negotiated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time. The amount authorized by the Company’s board of directors excludes broker commissions.

As of June 30, 2012, the Company had repurchased an aggregate of 4,753,919 shares of its common stock under this repurchase program at a weighted average price of $9.47 per share for a total of $45.0 million and the remaining amount available for the repurchase of the Company’s common stock was $5.0 million, all of which was used for repurchases in July 2012.

The Company repurchased 79,800 shares of its outstanding common stock at a total cost of $0.7 million and an average cost of $8.96 per share in fiscal year 2010. These shares were accounted for as treasury stock in fiscal year 2010.

Retirement of Treasury Stock

During the fiscal year ended 2012, the Company retired 6,802,571 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of approximately $51.7 million at June 30, 2012. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock, reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued and any remaining amount as a deduction from retained earnings.

13. Related Party Transactions

Katrina Boydon, the sister of Bronwyn Syiek, the Company’s President and Director, serves as the Company’s Vice President of Content and Compliance. In fiscal years 2012, 2011 and 2010, Ms. Boydon received a base salary of $214,000, $203,000 and $193,000 per year, respectively, and a bonus payout of $60,000, $69,000 and $67,000, respectively. In fiscal years 2012 and 2010, Ms. Boydon was granted options to purchase an aggregate of 40,000 shares and 45,000 shares, respectively, of the Company’s common stock. Ms. Boydon’s fiscal year 2013 base salary is $220,000 per year, and she has a fiscal year 2013 target bonus of $80,000.

From March 2009 through January 2012, Rian Valenti, the son of Doug Valenti, the Company’s Chief Executive Officer and Chairman, served as a client strategy and development senior manager. In fiscal years 2012, 2011 and 2010, Mr. Rian Valenti received a base salary of $41,000, $62,000 and $54,000 per year, respectively, and a commission payout of $28,000, $32,000 and $23,000, respectively. In fiscal year 2012 and 2011, Mr. Rian Valenti was granted 1,250 restricted stock units and 750 restricted stock units, respectively, of the Company’s common stock.

In fiscal year 2012, the Company’s president, Bronwyn Syiek, informed QuinStreet that she desired to start a company using her own resources that would develop and offer websites serving local communities such as parent-teacher associations and other locally-affiliated groups. The Company had previously explored a similar business opportunity and had concluded that the opportunity was not consistent with its business direction and did not address a sufficiently large market to justify further investment. Accordingly, the Company had discontinued its investment in this business opportunity in fiscal year 2011. During the time that the Company considered this business opportunity and tested the market with a product offering, Ms. Syiek, within the scope of her employment by QuinStreet, gained certain know-how about the community-based website business. In January 2012, Ms. Syiek’s proposal to pursue the business opportunity for herself was presented to the Company’s Board of Directors for their consideration under the Company’s Related Person Transactions Policy. The Board of Directors, with Mr. Valenti and Ms. Syiek abstaining, concluded that Ms. Syiek’s proposal did not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

present a conflict of interest and directed management to negotiate agreements to document the arrangement. On August 23, 2012 the Company, Ms. Syiek and TownB Corporation, a company founded and substantially owned by Ms. Syiek, entered into a License and Investment Agreement pursuant to which QuinStreet provided TownB with a license to Ms. Syiek’s community-based website business know-how and QuinStreet will receive a 15% ownership interest in TownB, preemptive rights to maintain its ownership level and a right of first refusal in the event that Ms. Syiek chooses to sell her shares or TownB should be sold. Other than the know-how held by Ms. Syiek, no other Company intellectual property has been licensed to TownB or Ms. Syiek. The Company believes that both the know-how licensed, and the minority interest and associated rights in TownB that the Company will receive, have a nominal fair market value.

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

The Company determined its operating segments to be DMS, which derives revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, impressions, and DSS, which derives revenue from the sale of direct selling services through a hosted solution. The Company’s reportable and operating segments consist of DMS and DSS. The accounting policies of the two reportable and operating segments are the same as those described in Note 2.

The Company evaluates the performance of its operating segments based on operating income before depreciation, amortization and stock-based compensation expense.

The Company does not allocate all of its assets, or its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense and income tax expense by segment. Accordingly, the Company does not report such information.

Summarized information by segment was as follows (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Net revenue by segment:
DMS	$369,023	$401,703	$333,090
DSS	1,445	1,318	1,745

Total net revenue	370,468	403,021	334,835

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	71,840	89,590	70,423
DSS	808	721	956

Total segment operating income before depreciation, amortization, and stock-based compensation expense	72,648	90,311	71,379
Depreciation and amortization	(31,150)	(27,272)	(18,791)
Stock-based compensation expense	(12,996)	(13,950)	(13,371)

Total operating income	$28,502	$49,089	$39,217

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Net revenue:
United States	$369,081	$401,673	$334,131
International	1,387	1,348	704

Total net revenue	$370,468	$403,021	$334,835

	June 30	June 30
	2012	2011
Property and equipment, net:
United States	8,493	$8,641
International	262	234

Total property and equipment, net	$8,755	$8,875

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2012.

The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors is incorporated herein by reference from the sections to be titled “Election of Class III Directors” and “Board of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2012.

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report, under the caption “Executive Officers of the Registrant,” because we will not furnish such information in our definitive proxy statement prepared in accordance with Schedule 14A.

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference from the section to be titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants. We will disclose future amendments to our Code of Business Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors at www.quinstreet.com.

Item 11. Executive Compensation

The information required by this item will be set forth in the sections to be titled “Report of the Compensation Committee”, “Board of Directors” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the sections to be titled “Executive Compensation” and “Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the section to be titled “Stock Ownership of Certain Beneficial Owners and Management” and “Board of Directors” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the section to be titled “Ratification of the Selection of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) We have filed the following documents are part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

Allowance for doubtful accounts receivables and sales returns (in thousands):

	Balance at the beginning of the year	Charged to expenses/ against the revenue	Write-offs Net of Receivables	Balance at the end of the year
Fiscal year 2010	$3,509	$263	$(1,014)	$2,758
Fiscal year 2011	$2,758	$1,156	$(1,191)	$2,723
Fiscal year 2012	$2,723	$2,185	$(2,101)	$2,807

Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenue.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit No.	Description of Exhibit

2.1(8)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.

3.1(6)	Amended and Restated Certificate of Incorporation.

3.2(7)	Amended and Restated Bylaws.

4.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.

4.2(1)	Second Amended and Restated Investor Rights Agreement, by and between QuinStreet, Inc., Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.

10.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.

10.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).

10.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).

10.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).

10.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

10.6(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).

10.7(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).

10.8*+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).

10.9*+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).

10.10(13)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.

10.11(14)+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.12(15)+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.13(11)+	Form of Incremental Bonus Plan.

10.14(12)+	Annual Incentive Plan.

10.15(9)	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.

10.16(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.

10.17(5)	Office Lease Metro Center, dated as of February 24, 2010, between the registrant and CA-Metro Center Limited Partnership.

Exhibit No.	Description of Exhibit

10.18(10)	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.

10.19*	License and Investment Agreement by and among Quinstreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.

(2)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(4)	Incorporated by reference to Exhibit 10.19 to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s quarterly report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.

(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(8)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on November 8, 2011.

(9)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s quarterly report on Form 10-Q (SEC File No. 001-34628) filed on November 8, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on June 27, 2012.

(11)	Incorporated by reference to Exhibit 10.11 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 30, 2011.

(12)	Incorporated by reference to Exhibit 10.12 to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(13)	Incorporated by reference to Exhibit 10.8 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(14)	Incorporated by reference to Exhibit 10.9 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(15)	Incorporated by reference to Exhibit 10.10 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 2012.

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

Signature	Title	Date

/s/ Douglas Valenti Douglas Valenti	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 23, 2012

/s/ Kenneth Hahn Kenneth Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Chief Operating Officer	August 23, 2012

/s/ Bronwyn Syiek Bronwyn Syiek	President and Director	August 23, 2012

/s/ William Bradley William Bradley	Director	August 23, 2012

/s/ John G. McDonald John G. McDonald	Director	August 23, 2012

/s/ Gregory Sands Gregory Sands	Director	August 23, 2012

/s/ James Simons James Simons	Director	August 23, 2012

/s/ Glenn Solomon Glenn Solomon	Director	August 23, 2012

/s/ Dana Stalder Dana Stalder	Director	August 23, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(8)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.

3.1(6)	Amended and Restated Certificate of Incorporation.

3.2(7)	Amended and Restated Bylaws.

4.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.

4.2(1)	Second Amended and Restated Investor Rights Agreement, by and between QuinStreet, Inc., Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.

10.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.

10.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).

10.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).

10.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).

10.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

10.6(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).

10.7(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).

10.8*+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).

10.9*+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).

10.10(13)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.

10.11(14)+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.12(15)+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.13(11)+	Form of Incremental Bonus Plan.

10.14(12)+	Annual Incentive Plan.

10.15(9)	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.

10.16(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.

10.17(5)	Office Lease Metro Center, dated as of February 24, 2010, between the registrant and CA-Metro Center Limited Partnership.

Exhibit No.	Description of Exhibit

10.18(10)	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.

10.19*	License and Investment Agreement by and among Quinstreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.

(2)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(4)	Incorporated by reference to Exhibit 10.19 to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s quarterly report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.

(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(8)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on November 8, 2011.

(9)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s quarterly report on Form 10-Q (SEC File No. 001-34628) filed on November 8, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on June 27, 2012.

(11)	Incorporated by reference to Exhibit 10.11 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 30, 2011.

(12)	Incorporated by reference to Exhibit 10.12 to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(13)	Incorporated by reference to Exhibit 10.8 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(14)	Incorporated by reference to Exhibit 10.9 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(15)	Incorporated by reference to Exhibit 10.10 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.