Form 10-Q
period 2012-09-30
QUINSTREET, INC
filed 2012-11-05
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-34628

QuinStreet, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0512121
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

950 Tower Lane, 6th Floor Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of October 31, 2012: 42,773,664

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2012	2012
Assets
Current assets
Cash and cash equivalents	$64,448	$68,531
Marketable securities	39,145	36,736
Accounts receivable, net	44,912	52,830
Deferred tax assets	7,662	7,665
Prepaid expenses and other assets	7,783	7,774

Total current assets	163,950	173,536
Property and equipment, net	8,430	8,755
Goodwill	242,955	243,049
Other intangible assets, net	65,645	72,444
Deferred tax assets, noncurrent	8,446	8,446
Other assets, noncurrent	878	930

Total assets	$490,304	$507,160

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,074	22,870
Accrued liabilities	22,324	29,462
Deferred revenue	2,243	2,553
Debt	13,623	15,429

Total current liabilities	58,264	70,314
Debt, noncurrent	89,180	92,167
Other liabilities, noncurrent	7,001	6,322

Total liabilities	154,445	168,803

Commitments and contingencies (See Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 42,762,966 and 43,350,831 shares issued, and 42,762,966 and 43,222,031 shares outstanding at September 30, 2012 and June 30, 2012, respectively	43	43
Additional paid-in capital	217,299	220,552
Treasury stock, at cost (0 and 128,800 shares at September 30, 2012 and June 30, 2012)	—	(1,178)
Accumulated other comprehensive loss	(1,726)	(1,439)
Retained earnings	120,243	120,379

Total stockholders’ equity	335,859	338,357

Total liabilities and stockholders’ equity	$490,304	$507,160

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Net revenue	$78,626	$101,224
Cost of revenue (1)	65,190	75,748

Gross profit	13,436	25,476
Operating expenses: (1)
Product development	4,893	6,074
Sales and marketing	3,691	4,034
General and administrative	3,926	5,217

Operating income	926	10,151
Interest income	28	38
Interest expense	(1,012)	(1,083)
Other income (expense), net	46	(31)

(Loss) income before income taxes	(12)	9,075
Provision for taxes	(125)	(3,581)

Net (loss) income	$(137)	$5,494

Net (loss) income per share:
Basic	$(0.00)	$0.12

Diluted	$(0.00)	$0.11

Weighted average shares used in computing net income per share:

Basic	42,812	47,505
Diluted	43,320	48,975

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$923	$1,179
Product development	693	660
Sales and marketing	765	779
General and administrative	389	756

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Net (loss) income	$(137)	$5,494
Other comprehensive income (loss)
Unrealized gain on investments	4	4
Foreign currency translation adjustment	253	25
Interest rate swap
Change in unrealized gains	(398)	—
Less: reclassification adjustment for gains included in net income	(146)	—

Net change	(544)	—

Other comprehensive (loss) income	(287)	29

Comprehensive (loss) income	$(424)	$5,523

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net (loss) income	$(137)	$5,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,279	7,108
Provision for sales returns and doubtful accounts receivable	(316)	36
Stock-based compensation	2,770	3,374
Excess tax benefits from stock-based compensation	(24)	(35)
Other non-cash adjustments, net	75	243
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,323	(6,087)
Prepaid expenses and other assets	(9)	3,155
Other assets, noncurrent	57	29
Accounts payable	(2,754)	4,487
Accrued liabilities	(5,926)	(7,307)
Deferred revenue	(309)	(339)
Other liabilities, noncurrent	342	519

Net cash provided by operating activities	10,371	10,677

Cash Flows from Investing Activities
Capital expenditures	(291)	(753)
Business acquisitions, net of notes payable and cash acquired	—	(30,204)
Internal software development costs	(651)	(559)
Purchases of marketable securities	(14,862)	(9,610)
Proceeds from sales and maturities of marketable securities	12,145	5,433
Other investing activities	4	28

Net cash used in investing activities	(3,655)	(35,665)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	236	1,817
Principal payments on bank debt	(1,250)	(1,313)
Principal payments on acquisition-related notes payable	(3,568)	(1,213)
Excess tax benefits from stock-based compensation	24	35
Withholding taxes related to restricted stock net share settlement	(101)	(184)
Repurchases of common stock	(6,157)	—

Net cash used in financing activities	(10,816)	(858)

Effect of exchange rate changes on cash and cash equivalents	17	25
Net decrease in cash and cash equivalents	(4,083)	(25,821)
Cash and cash equivalents at beginning of period	68,531	132,290

Cash and cash equivalents at end of period	$64,448	$106,469

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	703	1,048
Cash paid for taxes	182	113
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	—	161
Retirement of treasury stock	6,157	—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2012 and for the three months ended September 30, 2012 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC on August 23, 2012. The condensed consolidated balance sheet at June 30, 2012 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at September 30, 2012, its condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, and its condensed consolidated statements of cash flows for the three months ended September 30, 2012 and 2011. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill, intangible assets, long-lived assets, contingencies, and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes in the accounting policies subsequent to June 30, 2012.

Concentrations of Credit Risk

No client accounted for 10% or more of total revenue for the three months ended September 30, 2012 or for the same period in fiscal year 2012. No client accounted for 10% or more of net accounts receivable as of September 30, 2012 or June 30, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair values of acquisition-related promissory notes approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at September 30, 2012 approximate the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The fair value of our interest rate swap is based upon valuation models as used by our counterparty. The Company believes that the fair value of the term loan approximates its recorded amount at September 30, 2012 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

Recent Accounting Pronouncements

In September 2011, the FASB issued an update to the accounting standard for goodwill and intangibles. The revised standard allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company plans to adopt the new guidance by the fourth quarter of fiscal 2013, the period in which the Company performs its annual goodwill impairment test. The Company will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. The Company does not believe that the adoption will have a material effect on the condensed consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income (loss) and other comprehensive income (loss) or in two separate but consecutive statements. The Company’s adoption of this portion of the new guidance in the first quarter of fiscal year 2013 require financial statement presentation changes only and did not have a material impact on its financial position, results of operations or cash flows. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income (loss) by component in both the statement in which net income (loss) is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Net (Loss) Income Attributable to Common Stockholders and Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended
	September 30,
	2012	2011
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(137)	$5,494

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	42,812	47,505

Diluted:
Weighted average shares of common stock used in computing basic net income per share	42,812	47,505
Weighted average effect of dilutive securities:
Stock options	506	1,433
Restricted stock units	2	37

Weighted average shares of common stock used in computing diluted net income per share	43,320	48,975

Net (loss) income per share:
Basic	$(0.00)	$0.12

Diluted	$(0.00)	$0.11

Securities excluded from weighted average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	7,299	4,461

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of September 30, 2012, the Company used Level 1 assumptions for its money market funds.

Level 2 —	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2012, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposits, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3 —	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2012, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The securities held by the Company as of September 30, 2012 and June 30, 2012 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Assets:
U.S. municipal securities	$—	$28,576	$28,576
Certificates of deposit	—	14,516	14,516
Money market funds	20,788	—	20,788

	$20,788	$43,092	$63,880

Liabilities:
Acquisition-related promissory notes	$—	$8,589	$8,589
Term loan	—	94,214	94,214
Interest rate swap	—	1,536	1,536

	$—	$104,339	$104,339

	Fair Value Measurements as of June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Assets:
U.S. municipal securities	$—	$30,861	$30,861
Certificates of deposit	—	11,470	11,470
Money market funds	21,458	—	21,458

	$21,458	$42,331	$63,789

Liabilities:
Acquisition-related promissory notes	$—	$12,215	$12,215
Term loan	—	95,381	95,381
Interest rate swap	—	1,138	1,138

	$—	$108,734	$108,734

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of September 30, 2012 and June 30, 2012 (in thousands):

	As of September 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. municipal securities	$28,564	$12	$—	$28,576
Certificates of deposit	14,524	—	8	14,516
Money market funds	20,788	—	—	20,788

	$63,876	$12	$8	$63,880

	As of June 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. municipal securities	$30,851	$10	$—	$30,861
Certificates of deposit	11,480	—	10	11,470
Money market funds	21,458	—	—	21,458

	$63,789	$10	$10	$63,789

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of September 30, 2012 and June 30, 2012, the Company did not hold securities that had maturity dates greater than one year.

5. Acquisitions

Acquisitions in Fiscal Year 2013

The Company did not complete any acquisitions during the three months ended September 30, 2012.

Acquisitions in Fiscal Year 2012

In fiscal year 2012, the Company acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, to broaden its registered user database and brand name in the business-to-business technology market. Additionally, the Company acquired 100% of the outstanding equity interests of ITBE, to broaden its registered user database and media access in the business-to-business technology market. The Company also acquired operations from eleven online publishing businesses. The Company also recorded $4.6 million in earn-out payments related to a prior period acquisition as addition to goodwill.

The total purchase prices recorded were as follows (in thousands):

	Ziff Davis	ITBE	Other	Total
Cash	$17,270	$23,961	$14,620	$55,851
Fair value of debt (net of imputed interest)	—	—	9,696	$9,696

	$17,270	$23,961	$24,316	$65,547

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Ziff Davis	ITBE	Other	Total	Estimated Useful Life

Tangible assets acquired	$—	$3,597	$—	$3,597
Liabilities assumed	(255)	(1,868)	—	(2,123)
Customer/publisher/advertiser relationships	4,120	3,230	435	7,785	3-5 years
Content	500	420	4,541	5,461	2-5 years
Website/trade/domain names	4,630	2,220	1,250	8,100	4-8 years
Registered user database	6,320	4,220	—	10,540	3 years
Acquired technology and other	—	—	560	560	4-5 years
Noncompete agreements	—	100	87	187	1-3.5 years
Goodwill	1,955	12,042	17,443	31,440	Indefinite

	$17,270	$23,961	$24,316	$65,547

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2012. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets and the related tax effects as though the acquisitions were effected as of the beginning of fiscal year 2012. The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2012.

	Three Months Ended
	September 30,
	(In thousands)
	2012	2011
Net revenue	$78,626	$105,358
Net income	613	4,679
Basic net income per share	$0.01	$0.10
Diluted net income per share	$0.01	$0.10

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Intangible Assets, Net and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following:

	September 30, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer/publisher/advertiser relationships	$37,055	$(24,665)	$12,390	$37,045	$(23,017)	$14,028
Content	62,128	(36,722)	25,406	62,076	(34,430)	27,646
Website/trade/domain names	31,635	(14,021)	17,614	31,615	(12,815)	18,800
Acquired technology and others	31,477	(21,242)	10,235	31,477	(19,507)	11,970

	$162,295	$(96,650)	$65,645	$162,213	$(89,769)	$72,444

Amortization of intangible assets was $6.9 million and $5.8 million in the three months ended September 30, 2012 and 2011, respectively.

Future amortization expense for the Company’s acquisition-related intangible assets as of September 30, 2012 was as follows (in thousands):

Year Ending June 30,	Amortization
2013 (remaining nine months)	$17,253
2014	18,977
2015	11,950
2016	8,411
2017	5,598
Thereafter	3,456

$65,645

The change in the carrying amount of goodwill for the Company’s Direct Marketing Services, or “DMS” and Direct Selling Services, or “DSS” segments, discussed in Note 11, for the three months ended September 30, 2012 was as follows (in thousands):

	DMS	DSS	Total
Balance at June 30, 2012	$241,818	$1,231	$243,049
Additions	—	—	—
Other	(94)	—	(94)

Balance at September 30, 2012	$241,724	$1,231	$242,955

In the three months ended September 30, 2012, there were no additions to goodwill as the Company did not complete any acquisitions during such period. Any change in goodwill amounts resulting from foreign currency translation are presented as “Other” in the above table.

Subsequent to September 30, 2012, the Company identified qualitative factors that could have affected the fair value of the DMS reporting unit, including changes in the competitive environment, current budgeted to actual performance, Company and peer market capitalization trends, and macro-economic conditions. The Company considered the results of its current fair value calculation and the amount by which the fair value of the reporting unit exceeded its carrying value, as well as the extent to which the inputs and the control premium assumptions in the fair value calculation would need to deteriorate in order for the DMS reporting unit’s fair value to fall below carrying value. Based on the assessment of the foregoing factors, the Company concluded there to be no indication of goodwill impairment.

7. Debt

Promissory Notes

During the three months ended September 30, 2012, the Company did not issue any promissory notes for the acquisition of businesses because the Company completed no acquisitions.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended September 30, 2011, the Company issued total promissory notes for the acquisition of businesses of $0.2 million, net of imputed interest amounts of $4,000. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of promissory notes of $0.1 million for the three months ended September 30, 2012. Certain of the promissory notes are secured by the assets acquired in respect to which the notes were issued.

Credit Facility

In November 2011, the Company replaced its existing credit facility with a new $300.0 million credit facility. The new facility consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line.

Borrowings under the credit facility are collateralized by substantially all of the Company’s assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net income (loss) less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), and acquisition costs for business combinations. The interest rate margins for the new facility are 0.50% less than the commensurate margins under the Company’s previous credit facility. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

To reduce the Company’s exposure to rising interest rates under the term loan, in February 2012, the Company entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014, and, thereafter, such principal amount totaling $85.0 million in January 2014 and amortizing to $35.0 million in November 2016. The interest rate swap effectively fixes the Eurodollar Margin at 0.97%.

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

The Company was in compliance with the covenants of this new credit facility as of September 30, 2012 and June 30, 2012.

Upfront arrangement fees incurred in connection with the credit facility totaled $1.5 million and will be deferred and amortized over the remaining term of the arrangement. $96.3 million and $97.5 million were outstanding under the term loan at September 30, 2012 and June 30, 2012, respectively. There was no outstanding balance under the revolving credit line.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swap

As discussed above, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term debt. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At September 30, 2012, the Company had approximately $85.0 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. Any hedge ineffectiveness will be immediately recognized in earnings in the current period. At September 30, 2012, the fair value of the interest rate swap was $1.5 million and the effective and ineffective portion of the interest rate swap was $1.6 million and $0.1 million, respectively.

Debt Maturities

The maturities of debt as of September 30, 2012 were as follows (in thousands):

	Promissory	Credit
Year Ending June 30,	Notes	Facility
2013 (remaining nine months)	$4,989	$6,250
2014	3,364	12,500
2015	560	17,500
2016	50	20,000
2017	—	40,000

	8,963	96,250
Less: imputed interest and unamortized discounts	(374)	(2,036)
Less: current portion	(5,362)	(8,261)

Noncurrent portion of debt	$3,227	$85,953

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

8. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended September 30, 2012 and 2011 was $0.8 million and $0.9 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual minimum lease payments under noncancelable operating leases as of September 30, 2012 were as follows (in thousands):

Operating
Year Ending June 30,	Leases
2013 (remaining nine months)	$2,461
2014	3,320
2015	3,186
2016	3,109
2017	2,748
2018 and thereafter	3,728

$18,552

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2012 and June 30, 2012.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2012 and June 30, 2012.

Litigation

In September 2010, Lending Tree, LLC (“Lending Tree”) filed a patent infringement lawsuit against the Company in the United States District Court for the Western District of North Carolina, seeking a judgment that the Company has infringed a patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. If an injunction were to be granted, it could force the Company to stop or alter certain of its business activities, such as its lead generation in certain client verticals. On April 12, 2012, the Court held a claim construction hearing and issued an order construing certain disputed terms of the patent-in-suit. On August 9, 2012, the Court held another claim construction hearing and, on October 3, 2012, issued an order construing certain additional disputed terms of the patent-in-suit. The Company believes that it has meritorious defenses against LendingTree’s claims. There can be no assurance, however, that the Company will prevail in this matter and any adverse ruling may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved. Neither the outcome of the litigation nor the amount or potential range of exposure, if any, associated with the litigation or any settlement can be assessed at this time.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2012, 7,066,233 shares were reserved and 4,362,284 shares were available for issuance under the 2010 Incentive Plan, and 1,170,000 shares were reserved and 900,000 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended
	September 30,
	2012	2011
Expected term (in years)	4.6	4.6
Expected volatility	55%	55%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.7%	1.1%
Grant date fair value	$4.36	$5.35

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

10. Stockholders’ Equity

Stock Repurchase Program

On November 3, 2011, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $50.0 million of outstanding shares of its common stock. As of September 30, 2012, the Company had repurchased an aggregate of 5,263,484 shares of its common stock at a weighted average price of $9.50 per share and had completed its repurchase program of $50.0 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The amount authorized by the Company’s board of directors excludes broker commissions.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Retirement of Treasury Stock

For the quarter ended, September 30, 2012, the Company retired 638,365 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of approximately $6.2 million at September 30, 2012. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock, reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued and any remaining excess of cost as a deduction from retained earnings.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Net revenue by segment:
DMS	$78,334	$100,841
DSS	292	383

Total net revenue	78,626	101,224

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	11,824	20,378
DSS	151	255

Total segment operating income before depreciation, amortization, and stock-based compensation expense	11,975	20,633
Depreciation and amortization	(8,279)	(7,108)
Stock-based compensation expense	(2,770)	(3,374)

Total operating income	$926	$10,151

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Net revenue:
United States	$77,909	$101,078
International	717	146

Total net revenue	$78,626	$101,224

	September 30,	June 30,
	2012	2012
Property and equipment, net:
United States	$8,175	$8,493
International	255	262

Total property and equipment, net:	$8,430	$8,755

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our Direct Marketing Services, or DMS, business accounted for substantially all of our net revenue in both the three months ended September 30, 2012 and 2011. Our DMS business derives net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are education and financial services. Our education client vertical represented 44% of net revenue in each of the three months ended September 30, 2012 and 2011. Our financial services client vertical represented 39% and 41% of net revenue in both the three months ended September 30, 2012 and 2011. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 17% and 15% of net revenue in the three months ended September 30, 2012 and 2011, respectively.

In addition, we derived less than 1% of our net revenue in each of the three months ended September 30, 2012 and 2011, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services, or DSS, business.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three months ended September 30, 2012 or 2011.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2013 will be generated from clients in these two client verticals.

Our education client vertical has been significantly affected by the adoption of regulations affecting for-profit educational institutions over the past several years. The regulations have affected and are expected to continue to affect our clients’ businesses and marketing practices, including an overall decrease in our clients’ external marketing expenditures and a related decrease in our revenue from this client vertical. The effect of these regulations or any future regulations may continue to result in fluctuations in the volume and mix of our business with these clients.

Our revenue from our financial services client vertical has declined primarily due to changes in a search engine’s algorithms which reduced or eliminated traffic from some third-party publishers, volume declines caused by losses of traffic from third-party publishers resulting from acquisitions of media sources by competitors, and increased competition for quality media.

Acquisitions

Acquisitions in Fiscal Year 2013

We completed no acquisitions for the three months ended September 30, 2012.

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

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is targeted enough to attract prospects for our clients at costs that work for our business model. In order to continue to grow our business, we must be able to continue to find, develop or retain quality targeted media on a cost-effective basis. Our inability to find, develop or retain high quality targeted media has limited, during some periods, and may continue to limit, our ability to generate revenue.

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

Net Revenue

DMS. Our DMS business generates revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: education, financial services and “other” (which includes business-to-business technology, home services and medical).

DSS. Our DSS business generated less than 1% of net revenue in both the three months ended September 30, 2012 and 2011. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of acquisition-related intangible assets, depreciation expense and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized, and amortized in cost of revenue over the software’s estimated useful life. We anticipate that our cost of revenue will trend with our overall revenue.

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

Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. In this recent period of declining revenues, we are constraining expenses generally. However, we believe that continued investment in technology is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in absolute dollars in the future, if and when we return to growth.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, travel costs and advertising. In this recent period of declining revenues, we are constraining expenses generally. However, we expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel in sales and marketing to support our product offerings, if and when we return to growth.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, other income and expense and interest income. Interest expense is related to our credit facility, interest rate swap and promissory notes issued in connection with our acquisitions, and includes imputed interest on non-interest bearing notes. Borrowings under our credit facility, and the aggregate principal amount of outstanding promissory notes, and related interest expense could increase if we make additional acquisitions through debt financing. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

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

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Annual Report on Form 10-K subsequent to June 30, 2012, except for our test for impairment of goodwill discussed below. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated ($ in thousands):

	Three Months Ended September 30,
	2012		2011
Net revenue	$78,626	100.0%	$101,224	100.0%
Cost of revenue (1)	65,190	82.9	75,748	74.8

Gross profit	13,436	17.1	25,476	25.2
Operating expenses: (1)
Product development	4,893	6.2	6,074	6.0
Sales and marketing	3,691	4.7	4,034	4.0
General and administrative	3,926	5.0	5,217	5.2

Operating income	926	1.2	10,151	10.0
Interest income	28	0.0	38	0.0
Interest expense	(1,012)	(1.3)	(1,083)	(1.1)
Other income (expense), net	46	0.1	(31)	(0.0)

(Loss) income before income taxes	(12)	(0.0)	9,075	9.0
Provision for taxes	(125)	(0.2)	(3,581)	(3.5)

Net (loss) income	$(137)	(0.2)%	$5,494	5.4%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$923	1.2%	$1,179	1.2%
Product development	693	0.9	660	0.7
Sales and marketing	765	1.0	779	0.8
General and administrative	389	0.5	756	0.7

Net Revenue

	Three Months Ended		Three
	September 30,		Months
	2012	2011	% Change
	(in thousands)
Net revenue	$78,626	$101,224	(22%)
Cost of revenue	65,190	75,748	(14%)

Gross profit	$13,436	$25,476	(47%)

Net revenue decreased $22.6 million, or 22%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Our education client vertical revenue decreased $9.7 million, or 22%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, as a result of our education clients purchasing fewer inquiries due, in part, to uncertainty surrounding new regulations affecting for-profit educational institutions. Our financial services client vertical revenue decreased $11.6 million, or 28%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, due to lower volumes resulting from reduced availability of quality publisher media. Our other client verticals revenue decreased $1.3 million, or 8%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to decreased client demand in our home services client vertical and partially offset by increased revenue in our business-to-business technology client vertical as a result of our acquisitions of IT BusinessEdge and certain assets of Ziff Davis Enterprise in fiscal year 2012.

Cost of Revenue

Cost of revenue decreased $10.6 million, or 14%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, driven by decreased media costs of $11.4 million due to lower lead and click volumes and decreased personnel costs of $0.5 million, partially offset by increased amortization of acquisition-related intangible assets of $1.1 million. The decreased personnel costs were attributable to a reduction in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue was 17% for the three months ended September 30, 2012 compared to 25% for the three months ended September 30, 2011. Gross margin declined by 8%, primarily driven by an increase as a percent of net revenue in personnel and other fixed costs, and higher amortization expenses.

Operating Expenses

	Three Months Ended September 30,		Three Months
	2012	2011	% Change
	(in thousands)
Product development	$4,893	$6,074	(19%)
Sales and marketing	3,691	4,034	(9%)
General and administrative	3,926	5,217	(25%)

Operating expenses	$12,510	$15,325	(18%)

Product Development Expenses

Product development expenses decreased $1.2 million, or 19%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. This was primarily due to decreased personnel costs of $0.9 million resulting from a reduction in average headcount and increased capitalized software expenses of $0.1 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.3 million, or 9%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. This was primarily due to decreased personnel costs of $0.2 million resulting from a reduction in average headcount.

General and Administrative Expenses

General and administrative expenses decreased $1.3 million, or 25%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. This was primarily due to decreased legal costs of $0.5 million related to ongoing litigation, decreased direct acquisition costs of $0.2 million related to acquisitions and decreased personnel costs of $0.2 million resulting from a reduction in average headcount.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Three Months
	2012	2011	% Change
	(in thousands)
Interest income	$28	$38	(26%)
Interest expense	(1,012)	(1,083)	(7%)
Other income (expense), net	46	(31)	(248%)

Interest and other income (expense), net	$(938)	$(1,076)	(13%)

Interest and other income (expense), net decreased $0.1 million, or 13% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to decreased debt obligations in the three months ended September 30, 2012.

Provision for Taxes

	Three Months Ended		Three
	September 30,		Months
	2012	2011	% Change
	(in thousands)
Provision for taxes	$125	$3,581	(97%)

We calculated our corporate tax expense based on applying the rules of FIN 18 and calculated the annual effective tax rate for the year and then applied that to the quarterly pre-tax book income. We estimate our annual effective tax rate to be 42%. This differs from the annual statutory rate of 35% due to various permanent differences most significantly stock based compensation. The current quarter tax expense was determined based on applying the estimated annual effective rate to the pre-tax book loss and applying the impact of the discrete reporting of stock based compensation incurred during the three months ended September 30th, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2012, consisted of cash and cash equivalents of $64.4 million, short-term marketable securities of $39.1 million, cash we expect to generate from operations, and our $200.0 million revolving credit facility, which is committed until November 2016, all of which is available to be drawn, subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $100.0 million term loan and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds, we may still elect to obtain additional debt or equity securities or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Cash flows provided by operating activities	$10,371	$10,677
Cash flows used in investing activities	(3,655)	(35,665)
Cash flows (used in) provided by financing activities	(10,816)	(858)

Operating Activities

Our net cash provided by operating activities is primarily the result of our net (loss) income adjusted for non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in working capital components, and is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

Net cash flows provided by operating activities was $10.4 million for the three months ended September 30, 2012 as compared to $10.7 million for the three months ended September 30, 2011.

Net cash flow provided by operating activities for the three months ended September 30, 2012 consisted of non-cash charges of $10.8 million, partially offset by contributions to working capital of $0.3 million and net loss of $0.1 million. The non-cash charges primarily consisted of depreciation and amortization of $8.3 million and stock-based compensation expense net of tax benefits of $2.7 million. The contribution to working capital accounts was primarily due to a net decrease in accounts payable and accrued liabilities of $8.7 million and a decrease in accounts receivable of $8.3 million. The decrease in accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, are primarily due to timing of payments.

Net cash provided by operating activities in the three months ended September 30, 2011 was due to net income of $5.5 million, non-cash depreciation, amortization and stock-based compensation expense of $10.5 million and a decrease in prepaid expenses and other assets of $3.2 million, partially offset by an increase in accounts receivable of $6.1 million and a net decrease in accounts payable and accrued liabilities of $2.8 million. The decrease in prepaid expenses and other assets, accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, are primarily due to timing of payments.

Investing Activities

Our investing activities include acquisitions of media websites and businesses, capital expenditures and capitalized internal development costs.

Net cash flows used in investing activities was $3.7 million for the three months ended September 30, 2012 as compared to net cash flows used in investing activities of $35.7 million for the three months ended September 30, 2011.

Cash used in investing activities in the three months ended September 30, 2012 was primarily due to net investments in marketable securities of $2.7 million. Capital expenditures and internal software development costs totaled $0.9 million in the three months ended September 30, 2012.

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

Financing Activities

Net cash flows used in financing activities was $10.8 million for the three months ended September 30, 2012 as compared to net cash flows used in financing activities of $0.9 million for the three months ended September 30, 2011.

Cash used in financing activities in the three months ended September 30, 2012 was primarily due to repurchases of our common stock of $6.2 million and principal payments on acquisition-related notes payable and our term loan and related fees of $4.8 million, partially offset by exercises of stock options of $0.2 million.

Cash used in financing activities in the three months ended September 30, 2011 was primarily due to proceeds from the exercise of stock options of $1.8 million, partially offset by $2.5 million in principal payments on our term loan and acquisition-related promissory notes.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable, operating leases and purchase obligations. There have been no significant changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

The following table summarizes our contractual obligations for the periods indicated:

	Promissory	Credit	Operating
Year Ending June 30,	Notes	Facility	Leases	Total
2013 (remaining nine months)	$4,989	$6,250	$2,461	$13,700
2014	3,364	12,500	3,320	19,184
2015	560	17,500	3,186	21,246
2016	50	20,000	3,109	23,159
2017	—	40,000	2,748	42,748
2018 and thereafter	—	—	3,728	3,728

Total	$8,963	$96,250	$18,552	$123,765

Credit Facility

In November 2011, we replaced our existing $225.0 million credit facility with a new $300.0 million credit facility. The new facility consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line.

Borrowings under the credit facility are collateralized by substantially all of our assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net income (loss) less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), and acquisition costs for business combinations. The interest rate margins for the new facility are 0.50% less than the commensurate margins under our previous credit facility. The revolving credit line requires a facility fee of 0.375% of the revolving credit line capacity.

To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding in January 2014 and thereafter, such principal amount totaling $85.0 million in January 2014 and amortizing to $35.0 million in November 2016. The interest rate swap effectively fixes the Eurodollar Margin at 0.97%.

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

We were in compliance with the covenants of our new credit facility as of September 30, 2012 and June 30, 2012.

Interest Rate Swap

As discussed above, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At September 30, 2012, we had approximately $85.0 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap will be included as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets.

At September 30, 2012, our interest rate swap qualifies as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the income statement. Any hedge ineffectiveness is recognized in earnings in the current period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.

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

As of September 30, 2012, our credit facility had a borrowing capacity of $300.0 million with $96.3 million in term loans outstanding, and no amounts outstanding under our revolving line of credit. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar Margin or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize the facility. To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014, and, thereafter, such principal amount will total $85.0 million on January 1, 2014 and amortize to $35.0 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar Margin at a fixed rate of 0.97%. A hypothetical change of 1% from prevailing interest rates as of September 30, 2012 would affect our interest expense and the fair value of the swap by less than $0.2 million.

In addition to the $85.0 million of term loans covered by the interest rate swap as of September 30, 2012, the Company also had variable rate debt outstanding of $11.3 million.

A hypothetical increase of 1% in the Eurodollar Margin or Prime Rate-based interest rate on our variable rate debt outstanding of $11.3 million as of September 30, 2012 would result in an increase in our interest expense of $0.1 million per year, assuming constant borrowing levels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In September 2010, Lending Tree, LLC (“Lending Tree”) filed a patent infringement lawsuit against the Company in the United States District Court for the Western District of North Carolina, seeking a judgment that the Company has infringed a patent held by LendingTree, an injunctive order against the alleged infringing activities and an award for damages. If an injunction were to be granted, it could force the Company to stop or alter certain of its business activities, such as its lead generation in certain client verticals. On April 12, 2012, the Court held a claim construction hearing and issued an order construing certain disputed terms of the patent-in-suit. On August 9, 2012, the Court held another claim construction hearing and, on October 3, 2012, issued an order construing certain additional disputed terms of the patent-in-suit. The Company believes that it has meritorious defenses against LendingTree’s claims. There can be no assurance, however, that the Company will prevail in this matter and any adverse ruling may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved. Neither the outcome of the litigation nor the amount or potential range of exposure, if any, associated with the litigation or any settlement can be assessed at this time.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain and has recently experienced declines, and we may not be able to return to our previous growth rates. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

•	maintain and expand client relationships;

•	respond to adverse and changing regulations in our verticals, including our education vertical;

•	sustain and grow relationships with third-party website publishers and other sources of web visitors;

•	sustain and increase the number of visitors to our websites;

•	manage our operations and implement and improve our operational, financial and management controls;

•	overcome challenges presented by adverse global economic conditions as they impact spending in our client verticals;

•	raise capital at attractive costs, or at all;

•	acquire and integrate websites and other businesses;

•	successfully expand our footprint in our existing client verticals and enter new client verticals;

•	respond effectively to competition and potential negative effects of competition on profit margins;

•	attract and retain qualified management, employees and independent service providers;

•	successfully introduce new processes and technologies and upgrade our existing technologies and services;

•	protect our proprietary technology and intellectual property rights; and

•	respond to government regulations relating to the Internet, marketing in our client verticals, personal data protection, email, software technologies and other aspects of our business.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We are dependent on two market verticals for a majority of our revenue. Negative changes in the economic condition, market dynamics or regulatory environment in these verticals has caused and may continue to cause our revenue to decline and our business and growth to suffer.

To date, we have generated a substantial portion of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in the near term will continue to be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals have negatively impacted and may continue to negatively impact our clients’ businesses, marketing practices and budgets and, therefore, adversely affect our financial results.

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

The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The Department of Education issued regulations on incentive compensation and other matters which became effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The elimination of the safe harbors has created uncertainty for us and our education clients and impacts the way in which we are paid by our clients and, accordingly, has reduced the amount of revenue we generate from the education client vertical. Moreover, given the regulatory uncertainty affecting our education client base, we believe that overall external market spending by education clients has declined in recent periods, and there can be no assurance as to when or if such spending will return to prior levels.

In addition, the same regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with the institutions to provide marketing services. As a result, some of our clients have demanded, and we have agreed in some cases to, increased assumptions of risk in our contracts as well as indemnification for actions by us and, in some cases, by our third-party publishers. As a result of this increased contractual exposure with some clients, we could become subject to costly litigation and be required to pay substantial damages or indemnification claims. We could also experience damage to any reputation for our violation of an applicable regulation and the unauthorized or unlawful acts of third-party website publishers.

Other regulations could also negatively impact our for-profit education clients. For example, the regulations on “gainful employment” that restrict or eliminate federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied could result in the elimination or reduction in some of our clients’ programs. Over the past year, enrollments have dropped significantly at some of our clients, caused in part by changes being made as a result of “gainful employment” regulations, which became effective July 1, 2012. In addition, some of our large for-profit education clients have indicated that in coming years they may violate the “90/10 rule,” whereby for-profit institutions must receive at least 10 percent of their revenue from sources other than federal student financial aid. If a for-profit institution fails to comply with the rule for two consecutive fiscal years, it may lose its eligibility to receive student-aid funds for at least two years. These and other regulations or a failure of our clients to comply with such regulations, could adversely affect our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.

Moreover, some of our for-profit education clients have had and may in the future have issues regarding their academic accreditation, which could adversely affect their ability to offer certain degree programs. If any of our significant education clients lose their accreditation, they are likely to reduce and may even eliminate their external marketing spending, which could adversely affect our financial results.

Our for-profit education clients have been significantly affected by the adoption of and uncertainty surrounding the new regulations over the past several years. The regulations have affected and are expected to continue to affect our clients’ businesses and marketing practices, including an overall decrease in our clients’ external marketing expenditures and a related decrease in our revenue from this client vertical. The effect of these regulations may continue to result in fluctuations in the volume and mix of our business with these clients.

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

Our ability to maintain the number of visitors to our websites from search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. We have experienced fluctuations in the search result rankings for a number of our websites. For example, some of our sites and paid listing campaigns have been negatively impacted by Google algorithmic changes. In addition, our business model may be deemed similar to those of our competitors and others in our industry that Internet search websites may consider to be unsuitable or unattractive. Internet search websites could deem our content to be unsuitable or below standards or less attractive or worthy than those of other or competing websites. In either case, our websites may receive less favorable placement in algorithmic or paid listings, or both, which would reduce the number of visitors to our sites and have a detrimental effect on our ability to generate revenue.

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

Our success and future growth depend, to a significant degree, on the continued contributions of the members of our management team. Each member of our management team is an at-will employee and may voluntarily terminate his or her employment with us at any time. We also may need to hire additional management team members to adequately manage our business. We may not be able to retain or identify and attract additional qualified management team members. Competition for experienced management-level personnel in our industry is intense. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Members of our management team have also become, or will soon become, substantially vested in their stock option grants. In addition, we have recently experienced declines in our business and a depressed stock price, making our equity and cash incentive compensation programs less attractive to current and potential members of management. We have recently experienced the loss of several senior members of our management team. If we lose the services of additional members of our management team or if we are unable to attract and retain additional qualified senior managers, our business and growth could suffer.

We need to hire and retain additional qualified personnel to grow and manage our business. If we are unable to attract and retain qualified personnel, our business and growth could be seriously harmed.

Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization and, in particular, in our engineering/technology, sales and marketing, media, finance and legal/regulatory teams. We have found it difficult from time to time to locate and hire and sometimes retain suitable personnel. If we experience similar difficulties in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Many of our employees have also become, or will soon become, substantially vested in their stock option grants and may be more likely to leave us as a result. In addition, we have recently experienced declines in our business and a depressed stock price, making our equity and cash incentive compensation programs less attractive to current and potential employees. If we are unable to attract and retain the personnel we need to succeed, our business and growth could be harmed.

A substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects would be adversely impacted.

A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 16% of our net revenue for the three months ended September 30, 2012. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Our clients may also reduce their level of business with us, leading to lower revenue. In addition, reductions in business by one or more significant clients may lead to price reductions to our other clients for those products whose prices are determined in whole or in part by client bidding or competition, resulting in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of any one of these clients, or material reduction in their marketing spending with us, could decrease our revenue and harm our business.

We rely on certain advertising agencies for the purchase of various advertising and marketing services on behalf of their clients. Such agencies may have or develop high-risk credit profiles which may result in credit risk to us.

A portion of our client business is sourced through advertising agencies and, in many cases, we contract with these agencies and not directly with the underlying client. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with clients directly. This credit risk may vary depending on the nature of an agency’s aggregated client base. For the fiscal year ended June 30, 2012, we wrote off an account receivable as a bad debt of approximately $1.4 million from an advertising agency which became insolvent. There can be no assurances that we will not experience similar bad debt in the future. Any such write-offs could have a materially negative effect on our results of operations for the periods in which the write-offs occur.

If we fail to compete effectively against other online marketing and media companies and other competitors, we could lose clients and our revenue may decline.

The market for online marketing is intensely competitive, and we expect this competition to continue to increase in the future both from existing competitors and, given the relatively low barriers to entry into the market, from new competitors. We compete both for clients and for limited high quality advertising inventory. We compete for clients on the basis of a number of factors, including return on marketing expenditures, price and client service.

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

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, could result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. These companies may also develop more vertically targeted products that match consumers with products and services, such as Google’s mortgage rate and credit card comparison products, and, thus, compete with us more directly. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings could affect both volume and price, and, thus, revenue. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients and our revenue may decline.

We have a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

As of September 30, 2012, we had an outstanding term loan with a principal balance of $96.3 million and a $200 million revolving credit line, all of which is available to be drawn, subject to compliance with applicable covenants. As of such date, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $9.0 million. As a result of obligations associated with our debt:

•	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions;

•	we may not have sufficient liquidity to fund all of our costs if our revenue declines or costs increase; and

•	we may not have sufficient funds to repay the principal balance of our debt when due.

Our debt obligations may also impair our ability to obtain additional financing, if needed. Our indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness restrict our ability to take certain actions, including the incurrence of additional indebtedness, certain mergers and acquisitions, investments, asset sales and stock repurchases. In addition, even if we are able to raise needed equity financing, we are required to use a portion of the net proceeds of certain types of equity financings to repay the outstanding balance of our term loan. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under our credit facility or repay the accelerated indebtedness or otherwise cover our costs.

The continued global macroeconomic uncertainty poses additional risks to our business, financial condition and results of operations.

The United States and the global economy are experiencing a prolonged period of economic uncertainty following severe economic downturns and credit issues in many countries. The slow pace of recovery in the United States, deterioration of global economies, potential insolvency of one or more countries globally, high unemployment and reduced and/or volatile equity valuations all create risks that have harmed and may continue to harm our business. If macroeconomic conditions do not improve or if they worsen, we are not able to predict the impact such continued or worsening conditions will have on the online marketing industry in general, and our results of operations specifically. Clients in particular client verticals such as financial services, particularly mortgage, credit cards and deposits, small- and medium-sized business customers and home services are facing very difficult conditions and their marketing spend has been negatively affected. These conditions have damaged and may continue to damage our business opportunities in existing markets, and reduce our revenue and profitability. While the effect of these and related conditions poses widespread risk across our business, we believe that it may particularly affect our efforts in the mortgage, credit cards and deposits, small- and medium-sized business and home services client verticals, due to reduced availability of credit for households and businesses and reduced household disposable income.

Poor perception of our business or industry as a result of the actions of third parties could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our websites and providing leads and clicks to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that others may view as unlawful or inappropriate. These activities by third parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and, therefore, may have an adverse effect on the reputation of all participants in our industry, including us. Negative perceptions of our business may result in incremental regulation, enforcement actions by the government and increased litigation, any of which may affect our business and result in lower revenue. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

Our quarterly revenue and operating results may fluctuate significantly from quarter to quarter due to seasonal fluctuations in advertising spending.

In addition to other factors that cause our operating results to fluctuate, results are also subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) generally demonstrate seasonal weakness. In our second fiscal quarters, there is generally lower availability of some forms of media during the holiday period on a cost effective basis and some of our clients request fewer leads due to holiday staffing. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. To the extent our revenue contracts, we expect that the seasonality in our business may become more apparent and may in the future cause our operating results to fluctuate to a greater extent.

If we do not effectively manage future growth, our operating performance will suffer and we may lose clients.

Although we are currently experiencing challenges in growing our business, historically, we have experienced rapid growth in our operations and operating locations. This growth placed, and if we return to growth, will continue to place, significant demands on our management and our operational and financial infrastructure. In addition, we have acquired, and may continue to acquire, the assets of complementary businesses as part of our strategy to expand our portfolio of targeted media on a cost effective basis. Rapid growth and acquisitions may make it more difficult for us to accomplish the following:

•	successfully scale our technology to accommodate a larger business and integrate acquisitions;

•	maintain our standing with key vendors, including Internet search companies and third-party website publishers;

•	maintain our client service standards; and

•	develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures.

In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations. The improvements required to manage such growth would require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage future growth or acquisitions, our operating performance will suffer, and we may lose clients, key vendors and key personnel.

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

Our historical growth has been in significant part due to the large number of acquisitions we have completed of third-party website publishing businesses and other businesses that are complementary to our own. We intend to evaluate and pursue additional acquisitions of complementary businesses and technologies to expand our capabilities, client base and media. We have also evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. However, we may not be successful in identifying suitable acquisition candidates or be able to complete acquisitions of such candidates. In addition, we may not be able to obtain financing on favorable terms, or at all, to fund acquisitions that we may wish to pursue. The anticipated benefit of acquisitions that we complete may not materialize and the process of integrating acquired businesses or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

•	diversion of management time and potential business disruptions;

•	difficulties integrating and supporting acquired products or technologies;

•	disruptions or reductions in client revenue associated with changes to the business models of acquired businesses;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses we may acquire;

•	issuance of dilutive equity securities, incurrence of debt or reduction in cash balances;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	unexpected capital expenditure requirements;

•	insufficient incremental revenue to offset increased expenses associated with acquisitions;

•	underperformance of acquired businesses or assets; and

•	becoming involved in acquisition-related litigation.

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

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our proprietary rights. We currently have two patent applications pending in the United States and no issued patents. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be effective; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

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

We cannot be certain that our internally-developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. For example, we are currently defending a patent infringement action brought against us by LendingTree. While we believe that we have meritorious defenses against LendingTree’s claims, there can be no assurance that we will prevail in this matter and any adverse ruling may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending or settling the action.

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

If we fail to keep pace with rapidly-changing technologies and industry standards or if our technologies fail to perform as intended, we could lose clients or advertising inventory, and our results of operations may suffer.

The industry in which we compete is characterized by rapidly-changing Internet media and marketing standards, changing technologies, frequent new product and service introductions, and changing user and client demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend in part on our ability to adapt to these rapidly-changing Internet media formats and other technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our clients’ changing demands. If we fail to adapt successfully to such developments or timely introduce new technologies and services, we could lose clients, our expenses could increase, and we could lose advertising inventory.

In addition, our proprietary technologies are relatively new and evolve quickly and they may contain design or performance defects that are not readily apparent. The use of our proprietary technologies may not achieve the intended results as effectively as other technologies that exist now or may be introduced by our competitors, in which case our business could be harmed.

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

In addition, the Federal Communications Commission recently amended its regulations under the Telephone Consumer Protection Act (TCPA), effective in July 2012, which could increase our exposure to liability for certain types of telephonic communication with customers, including calls made by our call centers and text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. If we were subject to litigation for violation of TCPA, we could be exposed to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

The Department of Education has also issued regulations that restrict Title IV funding for programs not meeting prescribed income-to-debt ratios (i.e., programs not leading to “gainful employment” as defined under the proposed regulation). These provisions, could negatively affect our business with education clients. Any changes in these laws or judicial interpretations narrowing their protections could subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.

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

If any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to us, we may not be able to successfully challenge such finding, and our business could suffer.

We are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of the legal or regulatory requirements applicable to us. For example, we responded to a civil investigation conducted by the attorneys general of Alabama, Arizona, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Minnesota, Nevada, North Carolina, Oregon, South Carolina, and Tennessee into certain of our marketing and business practices related to our education client vertical during fiscal year 2012. On June 26, 2012, we entered into an Assurance of Voluntary Compliance agreement (the “Agreement”) with the attorneys general which required us to transfer the GIBill.com website to the United States Veterans Administration, to pay $2.5 million to the settling states and to add disclosures and disclaimers to our education-related websites. The new disclosures and disclaimers required by the Agreement could negatively affect media conversion rates and, thus, our revenue or profitability. If the results of future audits, inquiries, investigations, claims and lawsuits are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

When a user visits our websites, we use technologies, including “cookies,” to collect information such as the user’s Internet Protocol, or IP, address, offerings delivered by us that have been previously viewed by the user and responses by the user to those offerings. We access and analyze this information in order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign. The use of cookies is the subject of regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies and guidelines and to litigation. The European Union recently passed new data laws relating to the collection and misuse of personal information, including restrictions on the use of Internet tracking tools, or cookies. These new regulations or any similar regulation that is adopted in the U.S. could negatively impact the manner in which we use cookies and require us to incur additional costs or change our business practices, any of which could harm our business. Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our clients’ marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial and medical services client verticals. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.

We create original content for our websites and marketing messages and distribute third-party content on our websites and in our marketing messages. As a creator and distributor of original content and third-party provided content, we face potential liability based on a variety of theories, including defamation, negligence, deceptive advertising (including the Department of Education’s regulations regarding misrepresentation in education marketing), copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information. It is also possible that our website visitors could make claims against us for losses incurred in reliance upon information provided on our websites. We could also be exposed to liability in connection with material posted to our websites by users and other third parties. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

Wireless devices and mobile phones are increasingly being used to access the Internet, and our online marketing services may not be as effective when accessed through these devices, which could cause harm to our business.

The number of people who access the Internet through mobile devices such as smartphones and tablets has increased substantially in the last few years. Our online marketing services were designed for persons accessing the Internet on a desktop or laptop computer. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our offerings. In addition, the cost of mobile advertising is relatively high and may not be cost-effective for our services. If our services continue to be less effective or economically attractive for clients seeking to engage in marketing through these devices and this segment of web traffic grows at the expense of traditional computer Internet access, we will experience difficulty attracting website visitors and attracting and retaining clients, and our operating results and business will be harmed.

We may not succeed in expanding our businesses outside the United States, which may limit our future growth. We face additional risks in conducting business in international markets.

One potential area of growth for us is in the international markets, and we have recently entered into certain international markets. We have limited experience in marketing, selling and supporting our services outside of the United States, and we may not be successful in introducing or marketing our services abroad.

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

If we are unable to successfully expand and market our services abroad, our business and future growth may be harmed, and we may incur costs that may not lead to future revenue.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. We operate in parts of the world outside the United States, including India, Brazil and Mexico, that have experienced governmental corruption to some degree. There can be no assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites. We may in the future have to refund revenue that our clients have paid to us and that was later attributed to, or suspected to be caused by fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which a web publisher is to be compensated. From time to time, we have experienced fraudulent clicks or actions. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Additionally, we have, from time to time, had to, and in the future may have to, terminate relationships with web publishers who we believed to have engaged in fraud. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such web publishers.

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

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors impacting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. The market price per share of our common stock price fluctuated from a high of $10.05 to a low of $8.29 during the first quarter of fiscal year 2013 and to a closing low of $6.03 subsequent to September 30, 2012 and through the date of this filing. If our stock price becomes further depressed and our market capitalization drops below our book value for a sustained period, then it is possible that this may be an indicator of goodwill impairment. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, then our operating results would be materially adversely affected in such period.

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

The trading price of our common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report on Form 10-K and others such as:

•	our ability to manage a return to growth and to manage such growth effectively;

•	changes in earnings estimates or recommendations by securities analysts;

•

announcements about our revenues, earnings or growth rates that are not in line with analyst expectations, the risk of which is heightened because it is our policy not to give quarterly guidance on revenue, earnings, or growth rates.

•	changes in governmental regulations;

•	announcements regarding stock repurchase programs and the timing and amount of shares we purchase under such programs;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	changes in the search engine rankings of our sites or our ability to access PPC advertising;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	negative publicity about us, our industry, our clients or our clients’ industries; and

•	a slowdown in our industry or the general economy.

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

As of September 30, 2012, our directors and executive officers, together with their affiliates, beneficially owned approximately 34% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet

In November 2011, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $50.0 million of our outstanding shares of common stock. Repurchases under this program took place in the open market and was made under a Rule 10b5-1 plan. The amount authorized by the Company’s Board of Directors excluded broker commissions.

All of our stock repurchased during fiscal year 2012 and the first quarter of fiscal year 2013 was made pursuant to this stock repurchase plan through open market purchases. We completed this repurchase program in the first quarter of fiscal year 2013, and the following table summarizes the stock repurchase activity for the first quarter of fiscal year 2013:

Shares Repurchases
	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announce Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
July 1, 2012 - July 31, 2012	509,565	$9.75	509,565	$0.0
August 1, 2012 - August 31, 2012	—	$—	—	$—
September 1, 2012 - September 30, 2012	—	$—	—	$—

(1)	Excludes $0.02 per share broker commission.

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

QUINSTREET, INC.

/s/ Kenneth Hahn
Kenneth Hahn
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory) and Chief Operating Officer
Date: November 5, 2012

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