Form 10-Q
period 2012-12-31
QUINSTREET, INC
filed 2013-02-15
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Number of shares of common stock outstanding as of January 31, 2013: 42,795,215

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2012	2012
Assets
Current assets
Cash and cash equivalents	$68,323	$68,531
Marketable securities	39,445	36,736
Accounts receivable, net	41,196	52,830
Deferred tax assets	7,662	7,665
Prepaid expenses and other assets	12,389	7,774

Total current assets	169,015	173,536

Property and equipment, net	8,012	8,755
Goodwill	150,432	243,049
Other intangible assets, net	61,726	72,444
Deferred tax assets, noncurrent	37,363	8,446
Other assets, noncurrent	824	930

Total assets	$427,372	$507,160

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,506	22,870
Accrued liabilities	24,864	29,462
Deferred revenue	1,955	2,553
Debt	14,624	15,429

Total current liabilities	59,949	70,314

Debt, noncurrent	85,037	92,167
Other liabilities, noncurrent	6,822	6,322

Total liabilities	151,808	168,803

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized;
42,788,671 and 43,350,831 shares issued, and 42,788,671 and 43,222,031 shares outstanding at December 31, 2012 and June 30, 2012, respectively	43	43
Additional paid-in capital	220,345	220,552
Treasury stock, at cost (0 and 128,800 shares at December 31, 2012 and June 30, 2012)	—	(1,178)
Accumulated other comprehensive loss	(1,575)	(1,439)
Retained earnings	56,751	120,379

Total stockholders’ equity	275,564	338,357

Total liabilities and stockholders’ equity	$427,372	$507,160

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenue	$71,751	$90,523	$150,377	$191,747
Cost of revenue (1)	61,712	68,396	126,902	144,144

Gross profit	10,039	22,127	23,475	47,603
Operating expenses: (1)
Product development	4,504	5,102	9,397	11,176
Sales and marketing	3,496	3,686	7,187	7,720
General and administrative	4,019	4,847	7,945	10,064
Impairment of goodwill	92,350	—	92,350	—

Operating (loss) income	(94,330)	8,492	(93,404)	18,643
Interest income	28	36	56	74
Interest expense	(1,354)	(1,115)	(2,366)	(2,198)
Other income (expense), net	(4)	(93)	42	(124)

(Loss) income before income taxes	(95,660)	7,320	(95,672)	16,395
Benefit (provision) for taxes	32,169	(2,887)	32,044	(6,468)

Net (loss) income	$(63,491)	$4,433	$(63,628)	$9,927

Net (loss) income per share:
Basic	$(1.48)	$0.09	$(1.49)	$0.21

Diluted	$(1.48)	$0.09	$(1.49)	$0.20

Weighted average shares used in computing net (loss) income per share

Basic	42,777	47,054	42,795	47,266
Diluted	42,777	47,937	42,795	48,442

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$963	$1,197	$1,886	$2,376
Product development	698	682	1,391	1,342
Sales and marketing	858	841	1,623	1,620
General and administrative	510	801	899	1,557

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net (loss) income	$(63,491)	$4,433	$(63,628)	$9,927
Other comprehensive (loss) income
Unrealized (loss) gain on investments	(12)	—	(8)	4
Foreign currency translation adjustment	(160)	3	93	28
Interest rate swap
Change in unrealized gains	185	—	(213)	—
Less: reclassification adjustment for loss (gain) included in net income	138	—	(8)	—

Net change	323	—	(221)	—

Other comprehensive (loss) income	151	3	(136)	32

Comprehensive (loss) income	$(63,340)	$4,436	$(63,764)	$9,959

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash Flows from Operating Activities
Net (loss) income	$(63,628)	$9,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,458	14,625
Impairment of goodwill	92,350	—
Provision for sales returns and doubtful accounts receivable	(468)	(32)
Stock-based compensation	5,799	6,895
Excess tax benefits from stock-based compensation	(50)	(97)
Other non-cash adjustments, net	608	875
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,191	412
Prepaid expenses and other assets	(4,615)	1,668
Other assets, noncurrent	107	(6)
Deferred taxes	(28,914)	—
Accounts payable	(4,295)	552
Accrued liabilities	(5,650)	(10,287)
Deferred revenue	(598)	(493)
Other liabilities, noncurrent	344	906

Net cash provided by operating activities	21,639	24,945

Cash Flows from Investing Activities
Capital expenditures	(821)	(1,384)
Business acquisitions, net of notes payable and cash acquired	—	(31,203)
Other intangibles	(2,500)	—
Internal software development costs	(1,257)	(1,082)
Purchases of marketable securities	(28,431)	(22,686)
Proceeds from sales and maturities of marketable securities	25,093	18,035
Other investing activities	15	30

Net cash used in investing activities	(7,901)	(38,290)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	269	2,187
Proceeds from bank debt	—	5,884
Principal payments on bank debt	(2,500)	(2,625)
Payment of bank loan upfront fees	—	(1,370)
Principal payments on acquisition-related notes payable	(5,472)	(1,771)
Excess tax benefits from stock-based compensation	50	97
Withholding taxes related to restricted stock net share settlement	(148)	(262)
Repurchases of common stock	(6,157)	(15,556)

Net cash used in financing activities	(13,958)	(13,416)

Effect of exchange rate changes on cash and cash equivalents	12	28
Net decrease in cash and cash equivalents	(208)	(26,733)
Cash and cash equivalents at beginning of period	68,531	132,290

Cash and cash equivalents at end of period	$68,323	$105,557

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	2,257	1,855
Cash paid for taxes	1,776	4,941
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	—	3,167
Retirement of treasury stock	6,157	—
Short term payables	2,500	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is an online vertical marketing and media company. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company provides vertically oriented customer acquisition programs for its clients. The Company also provides hosted solutions for direct selling companies. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC on August 23, 2012. The condensed consolidated balance sheet at June 30, 2012 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at December 31, 2012, its condensed consolidated statements of operations for the three and six months ended December 31, 2012 and 2011, its condensed consolidated statements of comprehensive (loss) income for the three and six months ended December 31, 2012 and 2011, and its condensed consolidated statements of cash flows for the six months ended December 31, 2012 and 2011. The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes in the accounting policies subsequent to June 30, 2012.

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three or six months ended December 31, 2012 or for the same period in fiscal year 2012. No client accounted for 10% or more of net accounts receivable as of December 31, 2012 or June 30, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap, short term payables, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair values of acquisition-related promissory notes and short term payables approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at December 31, 2012 approximate the interest rates implied when these acquisition-related promissory notes and short term payables were originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swaps. The carrying value represents the fair value of the swaps, as adjusted for any non-performance risk associated with the Company at December 31, 2012. The Company believes that the fair value of the term loan approximates its recorded amount at December 31, 2012 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

Recent Accounting Pronouncements

In September 2011, the FASB issued an update to the accounting standard for goodwill and intangibles. The revised standard allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. The Company adopted this updated accounting standard during the second quarter of fiscal 2013 as a result of its market capitalization sustaining a significant decline subsequent to the quarterly period ended December 31, 2012 The Company determined that it was more-likely-than-not that the fair value of one of its reporting units was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed as of December 31, 2012. For additional information about the two-step impairment test related to goodwill, refer to Note 6 to the condensed consolidated financial statements.

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

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(63,491)	$4,433	$(63,628)	$9,927

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net (loss) income per share	42,777	47,054	42,795	47,266

Diluted:
Weighted average shares of common stock used in computing basic net (loss) income per share	42,777	47,054	42,795	47,266
Weighted average effect of dilutive securities:
Stock options	—	883	—	1,158
Restricted stock units	—	—	—	18

Weighted average shares of common stock used in computing diluted net (loss) income per share	42,777	47,937	42,795	48,442

Net (loss) income per share:
Basic	$(1.48)	$0.09	$(1,49)	$0.21

Diluted (2)	$(1.48)	$0.09	$(1.49)	$0.20

Securities excluded from weighted average shares used in computing diluted net (loss) income per share because the effect would have been anti-dilutive: (1)	10,505	7,891	8,902	6,176

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.
(2)	Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to operating loss. The assumed issuance of any additional shares would be antidiluted.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Fair Value Measurements and Marketable Securities

Fair value is defined as the price that would be received on sale of an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1	—	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2012, the Company used Level 1 assumptions for its money market funds.

Level 2	—	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2012, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposits, acquisition-related promissory notes, short term payables, term loan, and interest rate swap.

Level 3	—	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2012, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of December 31, 2012 and June 30, 2012 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$27,985	$27,985
Certificates of deposit	—	14,960	14,960
Money market funds	20,963	—	20,963

	$20,963	$42,945	$63,908

Liabilities:
Acquisition-related promissory notes	$—	$6,534	$6,534
Term loan	—	93,127	93,127
Interest rate swap	—	1,351	1,351
Short term payable	—	2,441	2,441

	$—	$103,453	$103,453

	Fair Value Measurements as of June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$30,861	$30,861
Certificates of deposit	—	11,470	11,470
Money market funds	21,458	—	21,458

	$21,458	$42,331	$63,789

Liabilities:
Acquisition-related promissory notes	$—	$12,215	$12,215
Term loan	—	95,381	95,381
Interest rate swap	—	1,138	1,138

	$—	$108,734	$108,734

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of December 31, 2012 and June 30, 2012 (in thousands):

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$27,988	$—	3	$27,985
Certificates of deposit	14,965	—	5	14,960
Money market funds	20,963	—	—	20,963

	$63,916	$—	$8	$63,908

	As of June 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$30,851	$10	$—	$30,861
Certificates of deposit	11,480	—	10	11,470
Money market funds	21,458	—	—	21,458

	$63,789	$10	$10	$63,789

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of December 31, 2012 and June 30, 2012, the Company did not hold securities that had maturity dates greater than one year.

5. Acquisitions

Acquisitions in Fiscal Year 2013

The Company did not complete any acquisitions during the six months ended December 31, 2012.

Acquisitions in Fiscal Year 2012

In fiscal year 2012, the Company acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, to broaden its registered user database and brand name in the business-to-business technology market. Additionally, the Company acquired 100% of the outstanding equity interests of NarrowCast Group, LLC, or ITBE, to broaden its registered user database and media access in the business-to-business technology market. The Company also acquired the operations of eleven online publishing businesses. The Company recorded $4.6 million in earn-out payments related to a prior period acquisition as an addition to goodwill.

The total purchase prices recorded were as follows (in thousands):

	Ziff Davis	ITBE	Other	Total
Cash	$17,270	$23,961	$14,620	$55,851
Fair value of debt (net of imputed interest)	—	—	9,696	$9,696

	$17,270	$23,961	$24,316	$65,547

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The acquisitions were accounted for as business combinations. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisitions (in thousands):

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

	Three Months Ended December 31,		Six Months Ended December 31,
	(In thousands)		(In thousands)
	2012	2011	2012	2011
Net revenue	$73,319	$92,041	$151,945	$197,399
Net income	(63,355)	2,642	(64,742)	7,320

Basic net income per share	$(1.53)	$0.06	$(1.51)	$0.15
Diluted net income per share	$(1.53)	$0.06	$(1.51)	$0.15

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Intangible Assets, Net and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following:

	December 31, 2012			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$37,049	$(26,237)	$10,812	$37,045	$(23,017)	$14,028
Content	62,095	(38,933)	23,162	62,076	(34,430)	27,646
Website/trade/domain names	31,622	(15,202)	16,420	31,615	(12,815)	18,800
Acquired technology and others	36,411	(25,079)	11,332	31,477	(19,507)	11,970

	$167,177	$(105,451)	$61,726	$162,213	$(89,769)	$72,444

Amortization of intangible assets was $8.8 million and $15.7 million in the three and six months ended December 31, 2012, respectively, and $6.2 million and $11.9 million in the three and six months ended December 31, 2011, respectively.

The Company licensed certain patents for $4.9 million during the three months ended December 31, 2012, and these patents are recorded in other intangible assets, net on the condensed consolidated balance sheet. Based on the Company’s analysis, using a relief from royalty method, the Company determined that a portion of the license fee for these patents represents the cumulative cost relating to prior years. As such, the Company recorded $2.4 million as a charge to cost of revenue during the three months ended December 31, 2012. The remaining amount will be amortized over the remaining life of the patents, and $0.1 million was amortized during the three months ended December 31, 2012.

Future amortization expense for the Company’s intangible assets as of December 31, 2012 was as follows (in thousands):

Year Ending June 30,	Amortization
2013 (remaining six months)	$11,192
2014	19,539
2015	12,343
2016	8,779
2017	6,060
Thereafter	3,813

$61,726

The change in the carrying amount of goodwill for the Company’s Direct Marketing Services (DMS) and Direct Selling Services (DSS) segments, discussed in Note 11, for the six months ended December 31, 2012 was as follows (in thousands):

	DMS	DSS	Total
Balance at June 30, 2012	$241,818	$1,231	$243,049
Additions	—	—	—
Impairment	(92,350)	—	(92,350)
Other	(267)	—	(267)

Balance at December 31, 2012	$149,201	$1,231	$150,432

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the six months ended December 31, 2012, there were no additions to goodwill as the Company did not complete any acquisitions during such period. Any change in goodwill amounts resulting from foreign currency translation are presented as “Other” in the above table.

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

The Company has determined that DMS and DSS constitute two separate reporting units. The Company performs its annual goodwill impairment review during its fourth fiscal quarter or when indicators of impairment arise. The Company’s public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of the Company’s equity. As a result, the Company determined that this triggered the necessity to conduct an interim goodwill impairment test. The Company first tested the long-lived assets related to the DMS reporting unit as of December 31, 2012 and, based on the undiscounted cash flows, determined that these assets were not impaired.

A two-step process was then required to test goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value to its carrying value including goodwill. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

To estimate the fair value for step one, the Company utilized a combination of income and market approaches evenly weighted to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company performed sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected peer companies; evaluated and adjusted, if necessary, based on the Company’s strengths and weaknesses relative to the selected peer companies; and applied to the appropriate historical and/or projected operating data to arrive at a fair value.

The Company completed step one of the impairment analysis for each of its reporting units and concluded that as of December 31, 2012, the fair value of its DMS reporting unit was below its carrying value, including goodwill. As such, step two of the impairment test was initiated. The Company was unable to complete the step two analysis prior to filing its condensed consolidated financial statements for the three months ended December 31, 2012, in this quarterly report due to the time consuming nature of such analysis and the complexities of determining the implied fair value of goodwill for the DMS reporting unit, but based on the work performed as of the filing date, the Company recorded an estimated goodwill impairment charge of $92.4 million in the financial statements as of and for the three and six months ended December 31, 2012. Any material difference between this estimate and the final amount determined in the step two evaluation, either positive or negative, will be recorded in the third quarter of fiscal 2013.

7. Debt

Promissory Notes

During the six months ended December 31, 2011, the Company issued a total of $3.3 million in promissory notes for the acquisition of businesses, net of imputed interest amounts of $0.1 million. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of promissory notes of $0.1 million and $0.2 million for the three and six months ended December 31, 2011, respectively. Certain of the promissory notes are secured by the assets acquired in respect to which the notes were issued.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Facility

In November 2011, the Company entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (“Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line. On February 15, 2013, the Company entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Second Loan Agreement; and (2) reduce the $200.0 million five-year revolving credit line portion of the facility to $100.0 million, effective as of February 15, 2013.

Borrowings under the Second Loan Agreement are collateralized by substantially all of the Company’s assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net (loss) income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

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

The Second Loan Agreement expires in November 2016. The Second Loan Agreement restricts the Company’s ability to raise additional debt financing and pay dividends, and also requires the Company to comply with other nonfinancial covenants. In addition, the Company is required to maintain financial ratios computed as follows:

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

Pursuant to the terms of the First Amendment, the Company was in compliance with the covenants of the First Amendment as of December 31, 2012. The Company was in compliance with the covenants of the Second Loan Agreement as of June 30, 2012.

Upfront arrangement fees incurred in connection with the Second Loan Agreement totaled $1.5 million and will be deferred and amortized over the remaining term of the arrangement. Upfront arrangement fees incurred in connection with the First Amendment totaled $0.2 million and will be deferred and amortized over the remaining term of the arrangement. The outstanding amount under the term loan at December 31, 2012 and June 30, 2012 was $95.0 million and $97.5 million, respectively. There were no outstanding balances under the revolving credit line at December 31, 2012 or June 30, 2012.

Interest Rate Swap

As discussed above, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At December 31, 2012, the Company had approximately $85.0 million of notional amount outstanding under the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive (loss) income on the condensed consolidated balance sheet. Any hedge ineffectiveness will be immediately recognized in earnings in the current period. At December 31, 2012, the fair value of the interest rate swap was $1.4 million and the effective portion of the interest rate swap was $1.4 million.

Debt Maturities

The maturities of the Company’s debt as of December 31, 2012 were as follows (in thousands):

Year Ending June 30,	Promissory Notes	Credit Facility
2013 (remaining six months)	$2,993	$5,000
2014	3,364	12,500
2015	560	17,500
2016	50	20,000
2017	—	40,000

	6,967	95,000

Less: imputed interest and unamortized discounts	(433)	(1,873)

Less: current portion	(5,112)	(9,512)

Noncurrent portion of debt	$1,422	$83,615

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

8. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three and six months ended December 31, 2012 was $0.8 million and $1.6 million, respectively, and for the three and six months ended December 31, 2011 was $0.8 million and $1.7 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual minimum lease payments under noncancelable operating leases as of December 31, 2012 were as follows (in thousands):

Year Ending June 30,	Operating Leases
2013 (remaining six months)	$3,377
2014	3,186
2015	3,109
2016	2,748
2017	2,792
2018 and thereafter	936

$16,148

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts aw under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2012 and June 30, 2012.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party website publishers, losses arising from actions or omissions of the Company or its third party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where applicable, the Company generally limits its liabilities under such indemnities. With respect to its DSS products, the Company also generally reserves the right to resolve intellectual property infringements claims by providing a non-infringing alternative or by obtaining a license on reasonable terms, and failing that, by terminating its relationship with the client and thus terminating the infringing activity. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements but in some cases survives for a period of time after termination of the agreement.

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2012 and June 30, 2012.

Litigation

In November 2012, the Company entered into a confidential Settlement and Release Agreement (SRA) with LendingTree, LLC (Lending Tree), under which the Company and its wholly owned subsidiaries and Lending Tree mutually released the claims against each other and the Company and its wholly owned subsidiaries licensed two of Lending Tree’s patents. The Company and Lending Tree filed a Stipulation of Dismissal Without Prejudice with the United States District Court, Western Division of North Carolina, Charlotte Division on November 26, 2012. The court issued an Order of Dismissal Without Prejudice which was filed on January 3, 2013.

In December 2012, Internet Patents Corporation (IPC) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California, seeking a judgment that the Company has infringed a patent held by IPC.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

While the Company denies IPC’s claims, there can be no assurance that the Company will prevail in this matter, and any adverse ruling may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred, however, an estimate of the loss or potential range of loss, if any, associated with the litigation cannot be made as of the filing date of this quarterly report.

9. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (ISOs), nonstatutory stock options (NQSOs), restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards and other forms of equity compensation, as well as performance cash awards under its 2010 Equity Incentive Plan (the 2010 Incentive Plan), or NQSOs and restricted stock units to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan). To date, the Company has issued only ISOs, NQSOs and restricted stock units under the plans.

As of December 31, 2012, 7,066,233 shares were reserved and 4,271,047 shares were available for issuance under the 2010 Incentive Plan, and 1,170,000 shares were reserved and 763,873 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three and six months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	54%	56%	55%	55%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.8%	0.9%	0.7%	1.1%
Grant date fair value	$3.07	$5.20	$3.97	$5.32

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

10. Stockholders’ Equity

Stock Repurchase Program

On November 3, 2011, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $50.0 million of outstanding shares of its common stock. The Company completed its repurchase program of $50.0 million during the first quarter of fiscal year 2013. The Company had repurchased an aggregate of 5,263,484 shares of its common stock at a weighted average price of $9.50 per share. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Retirement of Treasury Stock

For the six months ended, December 31, 2012, the Company retired 638,365 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was recorded using the cost method and had a carrying value of approximately $6.2 million at December 31, 2012. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock, reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued and deduct any remaining excess of cost from retained earnings.

11. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about operating segments, including net sales and operating (loss) income before depreciation, amortization and stock-based compensation expense.

The Company determined its reportable operating segments to be Direct Marketing Services (DMS), which derives revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, impressions, and Direct Selling Services (DSS), which derives revenue from the sale of direct selling services through a hosted solution. The accounting policies of the two reportable operating segments are the same as those described in Note 2.

The Company evaluates the performance of its operating segments based on operating (loss) income before depreciation, amortization, stock-based compensation expense and impairment of goodwill.

The Company does not allocate most of its assets, nor its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense or income tax expense by segment. Accordingly, the Company does not report such information.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended December 31, 2012		Six Months Ended December 31, 2012
	2012	2011	2012	2011
Net revenue by segment:
DMS	$71,514	$90,145	$149,848	$190,986
DSS	237	378	529	761

Total net revenue	71,751	90,523	150,377	191,747

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	11,085	19,307	22,909	39,685
DSS	143	223	294	478

Total segment operating income before depreciation, amortization, and stock-based compensation expense	11,228	19,530	23,203	40,163
Depreciation and amortization	(10,179)	(7,517)	(18,458)	(14,625)
Stock-based compensation expense	(3,029)	(3,521)	(5,799)	(6,895)
Impairment of goodwill	(92,350)	—	(92,350)	—

Total operating (loss) income	$(94,330)	$8,492	$(93,404)	$18,643

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended December 31, 2012		Six Months Ended December 31, 2012
	2012	2011	2012	2011
Net revenue:
United States	$71,180	$90,337	$149,089	$191,415
International	571	186	1,288	332

Total net revenue	$71,751	$90,523	$150,377	$191,747

	December 31, 2012	June 30, 2012
Property and equipment, net:
United States	$7,773	$8,493
International	239	262

Total property and equipment, net:	$8,012	$8,755

12. Subsequent Event

On February 15, 2013, the Company entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The First Amendment revised the terms of the Second Amended and Restated Revolving Credit and Term Loan Agreement (“Second Loan Agreement”) between the Company and the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Second Loan Agreement; and (2) reduce the $200.0 million five-year revolving credit line portion of the facility to $100.0 million, effective as of February 15, 2013.

Refer to Note 7 to the accompanying unaudited condensed consolidated financial statements for additional information.

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

Our Direct Marketing Services (DMS), business accounted for substantially all of our net revenue in both the three and six months ended December 31, 2012 and 2011. Our DMS business derives net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are education and financial services. Our education client vertical represented 46% and 45% of net revenue in the three and six months ended December 31, 2012, respectively, and 41% and 42% of net revenue in the three and six months ended December 31, 2011, respectively. Our financial services client vertical represented 37% and 38% of net revenue in the three and six months ended December 31, 2012, respectively, and 44% and 43% of net revenue in the three and six months ended December 31, 2011, respectively. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 17% and 17% of net revenue in the three and six months ended December 31, 2012, respectively, and 15% of net revenue in both the three and six months ended December 31, 2011.

In addition, we derived less than 1% of our net revenue in both the three and six months ended December 31, 2012, respectively, and for the same periods last fiscal year, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services (DSS) business.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three and six months ended December 31, 2012, respectively, and for the same periods last fiscal year.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2013 will continue to be generated from clients in these two client verticals.

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

Our financial services client vertical has been negatively affected due to reduced availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future.

Acquisitions

Acquisitions in Fiscal Year 2013

We did not complete any acquisitions in the six months ended December 31, 2012.

Acquisitions in Fiscal Year 2012

In February 2012, we acquired certain assets of Ziff Davis Enterprise from Enterprise Media Group, Inc., a New York-based online media and marketing company in the business-to-business technology market, in exchange for $17.3 million in cash, to broaden our registered user database and brand name in the business-to-business technology market.

In August 2011, we acquired 100% of the outstanding equity interests of NarrowCast Group, LLC, or ITBE, an Internet media company in the business-to-business technology market, in exchange for $24.0 million in cash, to broaden our registered user database and media access in the business-to-business technology market.

During fiscal year 2012, in addition to certain assets of Ziff Davis Enterprise and all of the equity interests of ITBE, we acquired eleven other online publishing businesses.

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that work for our business model. In order to grow our business, we must be able to find, develop or retain quality targeted media on a cost-effective basis. Our inability to find, develop or retain high quality targeted media on a cost-effective basis has, during some periods, limited and may continue to limit our ability to generate revenue.

Seasonality

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. In our second fiscal quarters, there is lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

Basis of Presentation

General

Our business is composed of two operating segments: DMS and DSS. For further discussion and financial information about our operating segments, see Note 11 to our condensed consolidated financial statements.

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

DSS. Our DSS business generated less than 1% of net revenue in each of the three and six months ended December 31, 2012 and 2011. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized, and amortized in cost of revenue over the software’s estimated useful life. We anticipate that our cost of revenue will trend with our overall revenue.

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

Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we believe that continued investment in technology is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in absolute dollars in the future, if and when we return to growth.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, travel costs and advertising. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel in sales and marketing to support our product offerings.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees and insurance. We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and expand our business internationally, including increased legal and accounting costs.

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

Other income (expense), net, includes foreign currency exchange transaction gains and losses and other non-operating items.

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

•	Revenue recognition;

•	Valuation of goodwill and intangible assets;

•	Stock-based compensation;

•	Income taxes; and

•	Valuation of long-lived assets.

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Annual Report on Form 10-K subsequent to June 30, 2012. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC.

Goodwill Impairment

We conduct a test for the impairment of goodwill on at least an annual basis. We have two reporting units, DMS and DSS. We performed an annual goodwill impairment test in our fourth quarter of each fiscal year, but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. Our public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of our equity. As a result, we determined that this triggered the necessity to conduct step one of a goodwill impairment test. We first tested our long-lived assets related to the DMS reporting unit as of December 31, 2012 and, based on the undiscounted cash flows, we determined that these assets were not impaired.

A two-step process was then required to test goodwill impairment. To estimate the fair value for step one, we utilized a combination of income and market approaches evenly weighted to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. We performed sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected peer companies; evaluated and adjusted, if necessary, based on our strengths and weaknesses relative to the selected peer companies; and applied to the appropriate historical and/or projected operating data to arrive at a fair value.

We completed step one of the impairment analysis for each of our reporting units and concluded that as of December 31, 2012, the fair value of our DMS reporting unit was below its carrying value, including goodwill. As such, step two of the impairment test was initiated. We were unable to complete the step two analysis prior to filing our condensed consolidated financial statements for the three months ended December 31, 2012 in this quarterly report due to the time consuming nature of such analysis and the complexities of determining the implied fair value of goodwill for the DMS reporting unit, but based on the work performed as of the filing date, we recorded an estimated goodwill impairment charge of $92.4 million in the financial statements as of and for the three and six months ended December 31, 2012. Any material difference between this estimate and the final amount determined in the step two evaluation, either positive or negative, will be recorded in the third quarter of fiscal 2013.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	(In thousands)
Net revenue	$71,751	100.0%	$90,523	100.0%	$150,377	100.0%	$191,747	100.0%
Cost of revenue (1)	61,712	86.0	68,396	75.6	126,902	84.4	144,144	75.2

Gross profit	10,039	14.0	22,127	24.4	23,475	15.6	47,603	24.8
Operating expenses: (1)
Product development	4,504	6.3	5,102	5.6	9,397	6.2	11,176	5.8
Sales and marketing	3,496	4.9	3,686	4.1	7,187	4.8	7,720	4.0
General and administrative	4,019	5.6	4,847	5.4	7,945	5.3	10,064	5.2
Impairment of goodwill	92,350	128.7	—	0.0	92,350	61.4	—	0.0

Operating (loss) income	(94,330)	(131.5)	8,492	9.4	(93,404)	(62.1)	18,643	9.7
Interest income	28	0.0	36	0.0	56	0.0	74	0.0
Interest expense	(1,354)	(1.9)	(1,115)	(1.2)	(2,366)	(1.6)	(2,198)	(1.1)
Other (expense) income, net	(4)	(0.0)	(93)	(0.1)	42	0.0	(124)	(0.1)

(Loss) income before income taxes	(95,660)	(133.3)	7,320	8.1	(95,672)	(63.6)	16,395	8.6
Benefit (provision) for taxes	32,169	44.8	(2,887)	(3.2)	32,044	21.3	(6,468)	(3.4)

Net (loss) income	$(63,491)	(88.5)%	$4,433	4.9%	$(63,628)	(42.3)%	$9,927	5.2%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$963	1.3%	$1,197	1.3%	$1,886	1.3%	$2,376	1.2%
Product development	698	1.0	682	0.8	1,391	0.9	1,342	0.7
Sales and marketing	858	1.2	841	0.9	1,623	1.1	1,620	0.8
General and administrative	510	0.7	801	0.9	899	0.6	1,557	0.8

Net Revenue

	Three Months Ended December 31,		Six Months Ended December 31,		Three Months % Change	Six Months % Change
	2012	2011	2012	2011
	(in thousands)

Net revenue	$71,751	$90,523	$150,377	$191,747	(21%)	(22%)
Cost of revenue	61,712	68,396	126,902	144,144	(10%)	(12%)

Gross profit	$10,039	$22,127	$23,475	$47,603	(55%)	(51%)

Net revenue decreased $18.8 million, or 21%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. Our education client vertical revenue decreased $3.9 million, or 11%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our financial services client vertical revenue decreased $13.6 million, or 34%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, due to reduced availability of quality media as a result of search engine algorithm changes, acquisitions by competitors and competition for high quality media. Our other client verticals revenue decreased $1.2 million, or 9%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, primarily due to decreased client demand in our home services client vertical.

Net revenue decreased $41.4 million, or 22%, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011. Our education client vertical revenue decreased $13.7 million, or 17%, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our financial services client vertical revenue decreased $25.2 million, or 31%, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, due to reduced availability of quality media as a result of search engine algorithm changes, acquisitions by competitors and competition for high quality media. Our other client verticals revenue decreased $2.5 million, or 9%, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, primarily due to decreased client demand in our home services client vertical and partially offset by increased revenue in our business-to-business technology client vertical as a result of our acquisitions of ITBE and certain assets of Ziff Davis Enterprise in fiscal year 2012.

Cost of Revenue

Cost of revenue decreased $6.7 million, or 10%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, driven by decreased media costs of $7.3 million due to lower lead and click volumes and decreased personnel costs of $1.0 million, partially offset by increased amortization of intangible assets of $2.6 million. The decreased personnel costs were attributable to a reduction in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 14% for the three months ended December 31, 2012 compared to 24% for the three months ended December 31, 2011. Gross margin declined by 10%, primarily driven by an increase as a percent of net revenue in amortization expense, media cost, personnel and other fixed costs on a lower revenue base.

Cost of revenue decreased $17.2 million, or 12%, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, driven by decreased media costs of $18.7 million due to lower lead and click volumes and decreased personnel costs of $1.5 million, partially offset by increased amortization of intangible assets of $3.7 million. The decreased personnel costs were attributable to a reduction in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 16% for the six months ended December 31, 2012 compared to 25% for the six months ended December 31, 2011. Gross margin declined by 9%, primarily driven by an increase as a percent of net revenue in amortization expense, media cost, personnel and other fixed costs on a lower revenue base.

Operating Expenses

	Three Months Ended December 31,		Six Months Ended December 31,		Three Months % Change	Six Months % Change
	2012	2011	2012	2011
	(in thousands)

Product development	$4,504	$5,102	$9,397	$11,176	(12%)	(16%)
Sales and marketing	3,496	3,686	7,187	7,720	(5%)	(7%)
General and administrative	4,019	4,847	7,945	10,064	(17%)	(21%)
Impairment of goodwill	92,350	—	92,350	—	Indefinite	Indefinite

Operating expenses	$104,369	$13,635	$116,879	$28,960	665%	304%

Product Development Expenses

Product development expenses decreased $0.6 million, or 12%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. This was primarily due to decreased personnel costs of $0.5 million resulting from a reduction in average headcount.

Product development expenses decreased $1.8 million, or 16%, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011. This was primarily due to decreased personnel costs of $1.5 million resulting from a reduction in average headcount.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.2 million, or 5%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. This was primarily due to decreased compensation expense of $0.1 million due to decreased performance bonus expenses associated with the lower achievement of specified financial metrics.

Sales and marketing expenses decreased $0.5 million, or 7%, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011. This was primarily due to decreased compensation expense of $0.2 million and decreased advertising cost of $0.1 million. The decrease in compensation expense was due to decreased performance bonus expenses associated with the lower achievement of specified financial metrics.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million, or 17%, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. This was primarily due to decreased legal costs of $0.3 million related to litigation expense and decreased stock-based compensation expense of $0.3 million related to the departure of one of our directors.

General and administrative expenses decreased $2.1 million, or 21%, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011. This was primarily due to decreased legal costs of $0.9 million related to litigation expense, decreased stock-based compensation expense of $0.7 million related to the departure of one of our directors and reduction in average headcount, decreased direct acquisition costs of $0.3 million related to acquisitions and decreased personnel costs of $0.2 million resulting from a reduction in average headcount.

Impairment of Goodwill

We completed step one of the impairment analysis for each of our reporting units and concluded that as of December 31, 2012, the fair value of our DMS reporting unit was below its carrying value, including goodwill. As such, step two of the impairment test was initiated. We were unable to complete the step two analysis prior to filing our condensed consolidated financial statements for the three months ended December 31, 2012, in this quarterly report due to the time consuming nature of such analysis and the complexities of determining the implied fair value of goodwill for the DMS reporting unit, but based on the work performed as of the filing date, we recorded an estimated goodwill impairment charge of $92.4 million in the financial statements as of and for the three and six months ended December 31, 2012. Any material difference between this estimate and the final amount determined in the step two evaluation, either positive or negative, will be recorded in the third quarter of fiscal 2013.

Interest and Other Income (Expense), Net

	Three Months Ended December 31,		Six Months Ended December 31,		Three Months % Change	Six Months % Change
	2012	2011	2012	2011
	(in thousands)

Interest income	$28	$36	$56	$74	(22%)	(24%)
Interest expense	(1,354)	(1,115)	(2,366)	(2,198)	21%	8%
Other income (expense), net	(4)	(93)	42	(124)	(96%)	(134%)

Interest and other income (expense), net	$(1,330)	$(1,172)	$(2,268)	$(2,248)	13%	1%

Interest and other income (expense), net increased $0.2 million, or 13% for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, primarily due to increased interest expense related to our interest rate swap in the three months ended December 31, 2012.

Interest and other income (expense), net remained approximately the same for the six months ended December 31, 2012, compared to the six months ended December 31, 2011.

Provision for Taxes

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)

Benefit (provision) for taxes	$32,169	$(2,887)	$32,044	$(6,468)

We recognized a tax benefit of $32.2 million and $32.0 million for the three and six months ended December 31, 2012, respectively. Our GAAP effective tax rate was a benefit of 34% and 33% for the three and six months ended December 31, 2012, respectively. We recorded an estimated goodwill impairment charge of $92.4 million in the financial statements as of and for the three and six months ended December 31, 2012 and had an associated tax benefit of $28.9 million due to the impairment of goodwill that is deductible for tax purposes. Our estimated annual GAAP effective tax rate was determined based on impairment of goodwill and applying forecasted earnings for the year to current year to date pre-tax book loss. This GAAP effective tax rate differs from the annual federal statutory rate of 35% due to various permanent differences, most significantly stock-based compensation.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2012 consisted of cash and cash equivalents of $68.3 million, short-term marketable securities of $39.4 million, cash we expect to generate from operations, and our $200 million revolving credit facility, which is committed until November 2016, available to be drawn subject to compliance with applicable covenants. Effective February 15, 2013 the revolving credit facility was reduced to $100 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $95.0 million term loan balance at December 31, 2012 and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds, we may still elect to obtain additional debt or equity securities or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended December 31,
	2012	2011
	(in thousands)

Cash flows provided by operating activities	$21,639	$24,945
Cash flows used in investing activities	(7,901)	(38,290)
Cash flows used in financing activities	(13,958)	(13,416)

Operating Activities

Our net cash provided by operating activities is primarily the result of our net (loss) income adjusted for non-cash expenses such as depreciation and amortization, stock-based compensation expense, impairment of goodwill and changes in working capital components, and is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

Net cash flows provided by operating activities were $21.6 million for the six months ended December 31, 2012 as compared to $24.9 million for the six months ended December 31, 2011.

Net cash flow provided by operating activities for the six months ended December 31, 2012 consisted of non-cash charges of $116.7 million, partially offset by net loss of $63.6 million and changes in working capital of $31.4 million. The non-cash charges primarily consisted of impairment of goodwill of $92.4 million, depreciation and amortization of $18.5 million and stock-based compensation expense net of tax benefits of $5.7 million. The contribution to working capital accounts was primarily due to decrease deferred taxes of $28.9 million, net decrease in accounts payable and accrued liabilities of $9.9 million and decrease in prepaid expenses and other assets of $4.6 million, partially offset by decrease in accounts receivable of $12.2 million. The decrease in accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, are primarily due to timing of payments.

Net cash flow provided by operating activities for the six months ended December 31, 2011 consisted of non-cash charges of $22.3 million and net income of $9.9 million, partially offset by changes in working capital of $7.3 million. The non-cash charges primarily consisted of depreciation and amortization of $14.6 million and stock-based compensation expense net of tax benefits of $6.8 million. The contribution to working capital accounts was primarily due to a decrease in prepaid expenses and other assets of $1.7 million and a decrease in accounts receivable of $0.4 million, partially offset by a net decrease in accounts payable and accrued liabilities of $9.7 million. The decrease in prepaid expenses and other assets, accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, is primarily due to timing of payments.

Investing Activities

Our investing activities include acquisitions of media websites and businesses, capital expenditures and capitalized internal development costs.

Net cash flows used in investing activities was $7.9 million for the six months ended December 31, 2012 as compared to net cash flows used in investing activities of $38.3 million for the six months ended December 31, 2011.

Cash used in investing activities in the six months ended December 31, 2012 was primarily due to net investments in marketable securities of $3.3 million and licenses of intangible assets of $2.5 million. Capital expenditures and internal software development costs totaled $2.1 million in the six months ended December 31, 2012.

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

Financing Activities

Net cash flows used in financing activities was $14.0 million for the six months ended December 31, 2012 as compared to net cash flows used in financing activities of $13.4 million for the six months ended December 31, 2011.

Cash used in financing activities in the six months ended December 31, 2012 was primarily due to repurchases of our common stock of $6.2 million and principal payments on acquisition-related notes payable and our term loan and related fees of $8.0 million, partially offset by proceeds received from exercises of stock options of $0.3 million.

Cash used in financing activities in the six months ended December 31, 2011 was primarily due to repurchases of our common stock of $15.6 million and principal payments on acquisition-related notes payable and our term loan and related fees of $5.8 million, partially offset by proceeds received from bank debt of $5.9 million and exercise of stock options of $2.2 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable, operating leases and purchase obligations. There have been no significant changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

The following table summarizes our contractual obligations for the periods indicated:

Year Ending June 30,	Promissory Notes	Credit Facility	Operating Leases	Total
2013 (remaining six months)	$2,993	$5,000	$3,377	$11,370
2014	3,364	12,500	3,186	19,050
2015	560	17,500	3,109	21,169
2016	50	20,000	2,748	22,798
2017	—	40,000	2,792	42,792
2018 and thereafter	—	—	936	936

Total	$6,967	$95,000	$16,148	$118,115

Credit Facility

In November 2011, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (“Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line. On February 15, 2013, we entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Second Loan Agreement; and (2) reduce the $200.0 million five-year revolving credit line portion of the facility to $100.0 million, effective as of February 15, 2013.

Borrowings under the Second Loan Agreement are collateralized by substantially all of our assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies dependent upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net (loss) income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

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

The Second Loan Agreement expires in November 2016. The Second Loan Agreement restricts our ability to raise additional debt financing and pay dividends, and also requires us to comply with other nonfinancial covenants. In addition, we are required to maintain financial ratios computed as follows:

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

Pursuant to the terms of the First Amendment, we were in compliance with the covenants of the First Amendment as of December 31, 2012. We were in compliance with the covenants of the Second Loan Agreement as of June 30, 2012.

Interest Rate Swap

As discussed above, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At December 31, 2012, we had approximately $85.0 million of notional amount outstanding under the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap will be included as a component of accumulated other comprehensive (loss) income on the condensed consolidated balance sheets.

At December 31, 2012, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the statement of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

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

As of December 31, 2012, our credit facility had a borrowing capacity of $300 million with $95.0 million in term loans outstanding, and no amounts outstanding under our revolving line of credit. Effective February 15, 2013 the revolving credit facility was reduced to $100 million. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar Margin or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize the facility. To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014, and, thereafter, such principal amount will total $85.0 million on January 1, 2014 and amortize to $35.0 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar Margin at a fixed rate of 0.97%. A hypothetical change of 1% from prevailing interest rates as of December 31, 2012 would affect our interest expense and the fair value of the swap by approximately $0.3 million.

In addition to the $85.0 million of term loans covered by the interest rate swap as of December 31, 2012, the Company also had variable rate debt outstanding of $10 million.

A hypothetical increase of 1% in the Eurodollar Margin or Prime Rate-based interest rate on our variable rate debt outstanding of $10 million as of December 31, 2012 would result in an increase in our interest expense of $0.1 million per year, assuming constant borrowing levels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2012, we entered into a confidential Settlement and Release Agreement (SRA) with LendingTree, LLC (Lending Tree), under which we and our wholly owned subsidiaries and Lending Tree mutually released the claims against each other and we and our wholly owned subsidiaries licensed two of Lending Tree’s patents. Lending Tree and we filed a Stipulation of Dismissal Without Prejudice with the United States District Court, Western Division of North Carolina, Charlotte Division on November 26, 2012. The court issued an Order of Dismissal Without Prejudice which was filed on January 3, 2013.

In December 2012, Internet Patents Corporation (IPC) filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, seeking a judgment that we had infringed a patent held by IPC. While we deny IPC’s claims, there can be no assurance that we will prevail in this matter, and any adverse ruling may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred, however, an estimate of the loss or potential range of loss, if any, associated with the litigation cannot be made as of the filing date of this quarterly report.

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

Risks Related to Our Business and Industry

We operate in an emerging industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects.

We derive nearly all of our revenue from the sale of online marketing and media services, which is an immature industry that has undergone rapid and dramatic changes in its short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, regulatory uncertainty, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain and has recently experienced declines, and we may not be able to stop such declines, return to our previous growth rates or return to growth at all. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an immature industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

•	maintain and expand client relationships;

•	respond to adverse and changing regulations in our verticals, including our education vertical;

•	sustain and grow relationships with third-party website publishers and other sources of web visitors;

•	sustain and increase the number of visitors to our websites;

•	manage our operations and implement and improve our operational, financial and management controls;

•	overcome challenges presented by adverse global economic conditions as they impact spending in our client verticals;

•	raise capital at attractive costs, or at all;

•	acquire and integrate websites and other businesses;

•	successfully expand our footprint in our existing client verticals and enter new client verticals;

•	respond effectively to competition and potential negative effects of competition on profit margins and the availability of high quality targeted media;

•	attract and retain qualified management, employees and independent service providers;

•	successfully introduce new processes and technologies and upgrade our existing technologies and services;

•	protect our proprietary technology and intellectual property rights; and

•	respond to government regulations relating to the Internet, marketing in our client verticals, personal data protection, email, software technologies and other aspects of our business.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We are dependent on two market verticals for a majority of our revenue. Negative changes in the economic condition, market dynamics or regulatory environment in these verticals has caused and may continue to cause our revenue to decline and our business and growth to suffer.

To date, we have generated a large majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in the near term will continue to be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals have negatively impacted and may continue to negatively impact our clients’ businesses, marketing practices and budgets and, therefore, continue to adversely affect our financial results.

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

The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The Department of Education issued regulations on incentive compensation and other matters which became effective July 1, 2011. The Department’s regulations repeal all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The elimination of the safe harbors has created uncertainty for us and our education clients and has reduced the amount of revenue we generate from the education client vertical. Moreover, given the regulatory uncertainty affecting our education client base, we believe that overall external market spending by education clients has declined in recent periods, and there can be no assurance as to when or if such spending will return to prior levels.

In addition, the same regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with the institutions to provide marketing services. As a result, some of our clients have demanded, and we have agreed in some cases to, increased assumptions of risk in our contracts as well as indemnification for actions by us and, in some cases, by our third-party publishers. As a result of this increased contractual exposure with some clients, we could become subject to costly litigation and be required to pay substantial damages or indemnification claims. We could also experience damage to our reputation for our violation of an applicable regulation and the unauthorized or unlawful acts of third-party website publishers.

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

Our for-profit education clients have been significantly affected by the adoption of and uncertainty surrounding the regulations over the past several years. The regulations have affected and are expected to continue to affect our clients’ businesses and marketing practices, including an overall decrease in our clients’ external marketing expenditures and a related decrease in our revenue from this client vertical. The effect of these regulations may continue to result in fluctuations in the volume and mix of our business with these clients.

We depend on third-party website publishers for a significant portion of our visitors, and any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from arrangements that we have with third-party publishers. In many instances, website publishers can change the media inventory they make available to us at any time and, therefore, impact our revenue. In addition, website publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a website publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find advertising inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and website publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply of inventory available to us or increase the price of inventory to us. For example, in fiscal year 2012, our revenue declined in our financial services client vertical primarily due to volume declines caused by losses of traffic from third-party publishers, which resulted from acquisitions of media sources by competitors, changes in a search engine’s algorithms which reduced or eliminated traffic from some third-party publishers, and increased competition for quality media. We cannot assure you that we will be able to acquire advertising inventory that meets our clients’ performance, price and quality requirements, in which case our revenue could decline or our operating costs could increase.

Our operating results have fluctuated in the past and may do so in the future, which makes our results of operations difficult to predict and could cause our operating results to fall short of analysts’ and investors’ expectations.

Historically, quarterly and annual operating results have fluctuated due to changes in our business, our industry and the general economic climate. Similarly, we expect our future operating results to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. We expect our results to continue to fluctuate for the foreseeable future. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•	changes in demand and pricing for our services;

•	changes in our pricing policies, the pricing policies of our competitors, or the pricing of Internet advertising or media;

•	the addition of new clients or the loss of existing clients;

•	changes in our clients’ advertising agencies or the marketing strategies our clients or their advertising agencies employ;

•	Changes and uncertainty in the regulatory environment for us or our clients;

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

We recognized an impairment in the carrying value of goodwill and other indefinite-lived intangible assets. Additional such charges in the future could negatively affect our operating results and financial condition.

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

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. For example, the Company’s public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of the Company’s equity. As a result, the Company determined that this triggered the necessity to conduct step one of a goodwill impairment test. The Company completed step one of the impairment analysis for each of its reporting units and concluded that as of December 31, 2012, the fair value of its DMS reporting unit was below its carrying value, including goodwill.

We were unable to complete the step two analysis prior to filing our condensed consolidated financial statements for the three and six months ended December 31, 2012, in this quarterly report due to the time consuming nature of such analysis and the complexities of determining the implied fair value of goodwill for the DMS reporting unit, but based on the work performed as of the filing date, we recorded an estimated goodwill impairment charge of $92.4 million in the financial statements as of and for the three and six months ended December 31, 2012. We intend to complete this analysis and reflect any modifications in our condensed consolidated financial statements for the quarterly period ended March 31. 2013. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our goodwill, it is possible a material change could occur in the future. We will continue to conduct impairment analyses of our goodwill on a regular basis, and we would be required to take additional impairment charges in the future if any recoverability assessments thereof reflect estimated fair values which are less than our recorded values, and such charges could be significant. Further impairment charges with respect to our goodwill could have a material adverse effect on our results of operations and financial condition.

We depend upon Internet search companies to attract a significant portion of the visitors to our and our third party publishers’ websites, and changes in the search companies’ search algorithms have in the past and may in the future result in our websites being listed less prominently in either paid or algorithmic search result listings, in which case the number of visitors to our websites and our revenue could decline.

We depend in significant part on various Internet search companies, such as Google, Microsoft, Yahoo!, and other search websites to direct a significant number of visitors to our and our third party publishers’ websites so that we can provide our online marketing services to our clients. Search websites typically provide two types of search results, algorithmic and paid listings. Algorithmic, or organic, listings are determined and displayed solely by a set of formulas designed by search companies. Paid listings can be purchased and then are displayed if particular words are included in a user’s Internet search. Placement in paid listings is generally not determined solely on the bid price, but also takes into account the search engines’ assessment of the quality of the website featured in the paid listing and other factors. We rely on both algorithmic and paid search results, as well as advertising on other websites, to direct a substantial share of the visitors to our websites.

Our ability to maintain the number of visitors to our websites from search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. We have experienced fluctuations in the search result rankings for a number of our websites. For example, some of our sites and paid listing campaigns have been negatively affected by Google algorithmic changes. In addition, our business model or those of our publishers may be deemed similar to those of our competitors and others in our industry that Internet search websites may consider to be unsuitable or unattractive. Internet search websites could deem our content to be unsuitable or below standards or less attractive or worthy than those of other or competing websites. Additionally, search providers may change their algorithms to favor search results that improve their revenues. In any of these cases, our websites may receive less favorable placement in algorithmic or paid listings, or both, which would reduce the number of visitors to our sites and have a detrimental effect on our ability to generate revenue.

In addition, we may make decisions that are suboptimal regarding the purchase of paid listings or our proprietary bid management technologies may contain defects or otherwise fail to achieve their intended results, either of which could also reduce the number of visitors to our websites or cause us to incur additional costs. We may also make decisions that are suboptimal regarding the placement of advertisements on other websites and pricing, which could increase our costs to attract such visitors or cause us to incur unnecessary costs. A reduction in the number of visitors to our websites or visitors to websites of our publishers could negatively affect our ability to earn revenue. If visits to our websites decrease, we may need to use more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability.

If we are unable to retain the members of our management team or attract and retain qualified management team members in the future, our business and growth could suffer.

Our success and future growth depend, to a significant degree, on the continued contributions of the members of our management team. Each member of our management team is an at-will employee and may voluntarily terminate his or her employment with us at any time. We also may need to hire additional management team members to adequately manage our business. We may not be able to retain or identify and attract additional qualified management team members. Competition for experienced management-level personnel in our industry is intense. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Many members of our management team have also become, or will soon become, substantially vested in their stock option grants or may have limited retention value in their existing stock option grants. In addition, we have recently experienced declines in our business and a depressed stock price, making our equity and cash incentive compensation programs less attractive to current and potential members of management. We have recently experienced the loss of several senior members of our management team. If we lose the services of additional members of our management team or if we are unable to attract and retain additional qualified senior managers, our business and growth could suffer.

We need to hire and retain additional qualified personnel to grow and manage our business. If we are unable to attract and retain qualified personnel, our business and growth could be seriously harmed.

Our performance depends on the talents and efforts of our employees. Our future success will depend on our ability to attract, retain and motivate highly skilled personnel in all areas of our organization and, in particular, in our engineering/technology, sales and marketing, media, finance and legal/regulatory teams. We have found it difficult from time to time to locate and hire and sometimes retain suitable personnel. If we experience similar difficulties in the future, our growth may be hindered. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Many of our employees have also become, or will soon become, substantially vested in their equity grants or may have limited retention value in their existing stock option grants and may be more likely to leave us as a result. In addition, we have recently experienced declines in our business and a depressed stock price, making our equity and cash incentive compensation programs less attractive to current and potential employees. If we are unable to attract and retain the personnel we need to succeed, our business and financial results could be harmed.

A substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects would be adversely impacted.

A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 16% of our net revenue for both the three and six months ended December 31, 2012. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Our clients may also reduce their level of business with us, leading to lower revenue. In addition, reductions in business by one or more significant clients may lead to price reductions to our other clients for those products whose prices are determined in whole or in part by client bidding or competition, resulting in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of any one of these clients, or material reduction in their marketing spending with us, could decrease our revenue and harm our business.

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

The market for online marketing is intensely competitive, and we expect this competition to continue to increase in the future both from existing competitors and, given the relatively low barriers to entry into the market, from new competitors. We compete both for clients and for limited high quality media. We compete for clients on the basis of a number of factors, including return on marketing expenditures, price and client service.

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

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant price pressure, declining margins, reductions in revenue and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Large Internet companies with brand recognition, such as Google, Yahoo!, and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. These companies may also develop more vertically targeted products that match consumers with products and services, such as Google’s mortgage rate and credit card comparison products, and, thus, compete with us more directly. The trend toward consolidation in the Internet advertising arena may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients and our revenue may decline.

We have a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

As of December 31, 2012, we had an outstanding term loan with a principal balance of $95.0 million and access to a $200 million revolving credit line, available to be drawn subject to compliance with applicable covenants. Effective February 15, 2013 the revolving credit facility was reduced to $100 million. As of December 31, 2012, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $7.0 million. As a result of obligations associated with our debt:

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

Poor perception of our business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our and our publishers’ websites and providing leads and clicks to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that others may view as unlawful or inappropriate. These activities by third parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and, therefore, may have an adverse effect on the reputation of all participants in our industry, including us. In addition, from time to time, we may be subject to investigations, inquiries or litigation by various regulators, which may harm our reputation regarding the outcome of any such action. For example, in 2011 we responded to a civil investigation conducted by the attorneys general of Alabama, Arizona, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Minnesota, Nevada, North Carolina, Oregon, South Carolina, and Tennessee into certain of our marketing and business practices related to our education client vertical. Negative perceptions of our business may result in incremental regulation, enforcement actions by the government and increased litigation, any of which may affect our business and result in lower revenue. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

Our quarterly revenue and operating results may fluctuate significantly from quarter to quarter due to seasonal fluctuations in advertising spending.

In addition to other factors that cause or operating results to fluctuate, results are also subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) generally demonstrate seasonal weakness. In our second fiscal quarters, there is generally lower availability of some forms of media during the holiday period on a cost effective basis and some of our clients request fewer leads due to holiday staffing. Our fluctuating results could cause our performance to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. To the extent our revenue contracts, we expect that the seasonality in our business may become more apparent and may in the future cause our operating results to fluctuate to a greater extent.

If we do not effectively manage any future growth, our operating performance will suffer and we may lose clients.

Although we are currently experiencing challenges in growing our business, historically, we have experienced rapid growth in our operations and operating locations. This growth placed, and if we return to growth, will continue to place, significant demands on our management and our operational and financial infrastructure. In addition, we have acquired, and may continue to acquire, the assets of complementary businesses as part of our strategy to expand our portfolio of targeted media on a cost effective basis. Rapid growth, if any, and acquisitions may make it more difficult for us to accomplish the following:

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

In the past, acquisitions were a significant part of our growth strategy. Any acquisitions that we pursue or complete in the future will involve a number of risks. If we are unable to address and resolve these risks successfully, such acquisition activity could harm our business, results of operations and financial condition.

Our historical growth has been in significant part due to the large number of acquisitions we have completed of third-party website publishing businesses and other businesses that are complementary to our own. We may pursue additional opportunistic acquisitions of complementary businesses and technologies to expand our capabilities, client base and media. We have also evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. However, we may not be successful in identifying suitable acquisition candidates or be able to complete acquisitions of such candidates. In addition, we may not be able to obtain financing on favorable terms, or at all, to fund acquisitions that we may wish to pursue. The anticipated benefit of acquisitions that we complete may not materialize and the process of integrating acquired businesses or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

If the market for online marketing services fails to continue to develop, our success may be limited and our revenue may decrease.

The online marketing services market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. Some of our current or potential clients have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. We cannot assure you that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, the success of our business may be limited and our revenue may decrease.

Third-party website publishers may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.

We generate a significant portion of our web visitors from media advertising that we purchase from third-party website publishers. Some of these publishers are authorized to display our clients’ brands, subject to contractual restrictions. In the past, some of our third-party website publishers have engaged in activities that certain of our clients have viewed as harmful to their brands, such as displaying outdated descriptions of a client’s offerings or outdated logos. Any activity by publishers that clients view as potentially damaging to their brands can harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, the law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party website publishers. Recent Department of Education regulations impose strict liability on our education clients for misrepresentations made by their marketing service providers and some of our contracts in the education client vertical impose liability on us for the acts of our third-party publishers. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, damages for the unauthorized or unlawful acts of third-party website publishers.

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

From time to time, we may be a party to a number of third-party intellectual property license agreements and in the future may need to obtain additional licenses or renew existing license agreements. We are unable to predict with certainty whether these license agreements can be obtained or renewed on commercially reasonable terms, or at all.

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

In addition, we have in the past and may in the future be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of third-parties. These claims sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents, if any, may therefore provide little or no deterrence. For example, in December 2012, Internet Patents Corporation (IPC) filed a patent infringement lawsuit against us in the Northern District of California, alleging that some of our websites infringe a patent held by IPC. IPC is a non-practicing entity that relies on asserting its patents as its primary source of revenue. In addition, third parties have asserted and may in the future assert intellectual property infringement claims against our clients, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property related infringement claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages, or limit or curtail our systems and technologies. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

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

In addition, the Federal Communications Commission recently amended its regulations under the Telephone Consumer Protection Act (TCPA), which became effective in July 2012, which could increase our exposure to liability for certain types of telephonic communication with customers, including calls made by our call centers and text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. If we were subject to litigation for violation of TCPA, we could be exposed to significant damage awards that could, individually or in the aggregate, materially harm our business.

The Department of Education recently issued regulations that restrict Title IV funding for programs not meeting prescribed income-to-debt ratios (i.e., programs not leading to “gainful employment” as defined under the proposed regulation). These provisions, could negatively affect our business with education clients. Any changes in these laws or judicial interpretations narrowing their protections could subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.

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

The tax treatment of Internet commerce remains unsettled, and we cannot predict the effect of current attempts to impose sales, income or other taxes on commerce conducted over the Internet. Tax authorities at the international, federal, state and local levels are currently reviewing the taxation of Internet commerce. We have experienced certain states taking expansive positions with regard to their taxation of our services. The imposition of new laws requiring the collection of sales or other transactional taxes on the sale of our services via the Internet could create increased administrative burdens or costs, discourage clients from purchasing services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations.

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

We may not succeed in expanding our businesses outside the United States, which may limit our future success. We face additional risks in conducting business in international markets.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which a web publisher is to be compensated. From time to time, we have experienced fraudulent clicks or actions. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Additionally, we have, from time to time, had to, and in the future may have to, terminate relationships with web publishers who we believed to have engaged in fraud. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such web publishers.

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

The trading price of our common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report on Form 10-Q and others such as:

•	our ability to return to growth and to manage any such growth effectively;

•	changes in earnings estimates or recommendations by securities analysts;

•	our ability to find, develop or retain high quality targeted media on a cost effective basis;

•

announcements about our revenues, earnings or other financial results that are not in line with analyst expectations, the risk of which is heightened because it is our policy not to give quarterly guidance on revenue, earnings, or growth rates.

•	changes or continued uncertainty in governmental regulations;

•	announcements regarding stock repurchase programs and the timing and amount of shares we purchase under such programs;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	changes in the search engine rankings of our sites or our ability to access PPC advertising;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	negative publicity about us, our industry, our clients or our clients’ industries; and

•	the continuance of the slowdown in our industry or the general economy.

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

Our results may differ materially from security analysts’ estimates, either in total or for a specific client vertical, and such difference could cause the market price of our stock to decrease.

Our directors and executive officers and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of December 31, 2012, our directors and executive officers, together with their affiliates, beneficially owned approximately 28% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our directors, officers and/or substantial shareholders were to sell, or indicate an intent to sell, substantial amounts of our common stock held by them, the trading price of our common stock could decline significantly.

Provisions in our charter documents under Delaware law and in contractual obligations could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

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

We currently have not and do not intend to declare and pay dividends on our common stock for in the near term. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock in the near term.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation

On February 15, 2013, QuinStreet, Inc. (the “Company”) entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The First Amendment revised the terms of the Second Amended and Restated Revolving Credit and Term Loan Agreement (“Second Loan Agreement”) between the Company and the Bank to, among others: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Second Loan Agreement; and (2) reduce the $200.0 million five-year revolving credit line portion of the facility to $100.0 million, effective as of February 15, 2013. See Note 7 to the accompanying unaudited condensed consolidated financial statements for additional information. The description of the First Amendment is qualified by the full text, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1*	First Amendment to Credit Agreement and Amendment to Guaranty dated as of February 15, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Kenneth Hahn
Kenneth Hahn
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and duly authorized signatory)
Date: February 15, 2013

/s/ Gregory Wong
Gregory Wong
Vice President Finance
(Principal Accounting Officer)
Date: February 15, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1*	First Amendment to Credit Agreement and Amendment to Guaranty dated as of February 15, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB**	XBRL Taxonomy Extension Label Linkbase Document

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.