Form 10-K/A
period 2012-06-30
QUINSTREET, INC
filed 2013-02-19
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

QuinStreet, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A” or the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2012 (the “Original Filing”) solely to correct an administrative error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”). The Consent in the Original Filing incorrectly identified the date of PricewaterhouseCoopers’ audit report as August 22, 2012. The correct date of the audit report included in the Original Filing is August 23, 2012. A new consent with the correct date is filed as an exhibit attached hereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4, and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 of the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Exhibit No.	Description of Exhibit

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.

Except as described above, no other changes have been made to the Original Filing and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the Original Filing.

This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2013.

QuinStreet, Inc.

By:	/s/ Douglas Valenti
Douglas Valenti
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.

4