Form 10-Q
period 2013-03-31
QUINSTREET, INC
filed 2013-05-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of common stock outstanding as of April 30, 2013: 42,874,999

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$75,712	$68,531
Marketable securities	38,067	36,736
Accounts receivable, net	44,875	52,830
Deferred tax assets	7,662	7,665
Prepaid expenses and other assets	9,838	7,774

Total current assets	176,154	173,536

Property and equipment, net	7,591	8,755
Goodwill	150,456	243,049
Other intangible assets, net	55,839	72,444
Deferred tax assets, noncurrent	37,363	8,446
Other assets, noncurrent	896	930

Total assets	$428,299	$507,160

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,785	22,870
Accrued liabilities	28,986	29,462
Deferred revenue	1,695	2,553
Debt	16,082	15,429

Total current liabilities	63,548	70,314

Debt, noncurrent	81,294	92,167
Other liabilities, noncurrent	6,839	6,322

Total liabilities	151,681	168,803

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 42,817,252 and 43,350,831 shares issued, and 42,817,252 and 43,222,031 shares outstanding at March 31, 2013 and June 30, 2012, respectively	43	43
Additional paid-in capital	223,394	220,552
Treasury stock, at cost (0 and 128,800 shares at March 31, 2013 and June 30, 2012)	—	(1,178)
Accumulated other comprehensive loss	(1,408)	(1,439)
Retained earnings	54,589	120,379

Total stockholders’ equity	276,618	338,357

Total liabilities and stockholders’ equity	$428,299	$507,160

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenue	$79,017	$93,023	$229,394	$284,770
Cost of revenue (1)	63,863	72,278	190,765	216,422

Gross profit	15,154	20,745	38,629	68,348
Operating expenses: (1)
Product development	4,891	5,069	14,288	16,245
Sales and marketing	3,683	3,394	10,870	11,114
General and administrative	4,394	6,239	12,339	16,303
Impairment of goodwill	—	—	92,350	—

Operating income (loss)	2,186	6,043	(91,218)	24,686
Interest income	28	31	84	105
Interest expense	(1,810)	(1,111)	(4,176)	(3,309)
Other (expense) income, net	(39)	3	3	(121)

Income (loss) before income taxes	365	4,966	(95,307)	21,361
(Provision) benefit for taxes	(2,527)	(2,093)	29,517	(8,561)

Net (loss) income	$(2,162)	$2,873	$(65,790)	$12,800

Net (loss) income per share:
Basic	$(0.05)	$0.06	$(1.54)	$0.28

Diluted	$(0.05)	$0.06	$(1.54)	$0.27

Weighted average shares used in computing net (loss) income per share

Basic	42,804	44,870	42,798	46,491
Diluted	42,804	45,794	42,798	47,584

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,010	$962	$2,896	$3,338
Product development	665	637	2,056	1,979
Sales and marketing	780	816	2,403	2,436
General and administrative	558	781	1,457	2,338

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net (loss) income	$(2,162)	$2,873	$(65,790)	$12,800
Other comprehensive income (loss)
Unrealized gain (loss) on investments	7	(10)	(1)	(6)
Foreign currency translation adjustment	23	—	116	28
Interest rate swap
Change in unrealized gain (loss)	136	(288)	(77)	(288)
Less: reclassification adjustment for loss (gain) included in net income	—	30	(8)	30

Net change	136	(258)	(85)	(258)

Other comprehensive income (loss)	166	(268)	30	(236)

Comprehensive (loss) income	$(1,996)	$2,605	$(65,760)	$12,564

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(65,790)	$12,800
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,666	22,657
Impairment of goodwill	92,350	—
Write-off of bank loan upfront fees	680	—
Provision for sales returns and doubtful accounts receivable	(575)	1,557
Stock-based compensation	8,813	10,091
Excess tax benefits from stock-based compensation	(60)	(146)
Other non-cash adjustments, net	1,043	1,476
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,619	(656)
Prepaid expenses and other assets	(2,063)	(259)
Other assets, noncurrent	36	(36)
Deferred taxes	(28,914)	—
Accounts payable	(5,980)	942
Accrued liabilities	(1,574)	(6,826)
Deferred revenue	(665)	(256)
Other liabilities, noncurrent	290	1,033

Net cash provided by operating activities	31,876	42,377

Cash Flows from Investing Activities
Capital expenditures	(1,126)	(2,017)
Business acquisitions, net of notes payable and cash acquired	—	(54,639)
Other intangibles	(2,500)	—
Internal software development costs	(1,813)	(1,746)
Purchases of marketable securities	(41,043)	(37,807)
Proceeds from sales and maturities of marketable securities	38,776	34,163
Other investing activities	15	29

Net cash used in investing activities	(7,691)	(62,017)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	316	3,526
Proceeds from bank debt	—	5,884
Principal payments on bank debt	(5,000)	(3,875)
Payment of bank loan upfront fees	(200)	(1,370)
Principal payments on acquisition-related notes payable	(5,848)	(2,190)
Excess tax benefits from stock-based compensation	60	146
Withholding taxes related to restricted stock net share settlement	(191)	(346)
Repurchases of common stock	(6,157)	(36,593)

Net cash used in financing activities	(17,020)	(34,818)

Effect of exchange rate changes on cash and cash equivalents	16	29
Net increase (decrease) in cash and cash equivalents	7,181	(54,429)
Cash and cash equivalents at beginning of period	68,531	132,290

Cash and cash equivalents at end of period	$75,712	$77,861

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	3,315	2,781
Cash paid for taxes	1,958	8,642
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	—	3,261
Retirement of treasury stock	6,157	44,372
Short term payables	2,500	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is an online performance marketing company. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company provides customer acquisition programs for clients in various industry verticals such as education and financial services. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC on August 23, 2012. The condensed consolidated balance sheet at June 30, 2012 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at March 31, 2013, its condensed consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012, its condensed consolidated statements of comprehensive (loss) income for the three and nine months ended March 31, 2013 and 2012, and its condensed consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012. The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2013, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill, intangible assets, long-lived assets, contingencies, and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes in the accounting policies subsequent to June 30, 2012.

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three or nine months ended March 31, 2013 or for the same periods in fiscal year 2012. No client accounted for 10% or more of net accounts receivable as of March 31, 2013 or June 30, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap, short term payables, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S. municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair values of acquisition-related promissory notes and short term payables approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at March 31, 2013 approximate the interest rates implied when these acquisition-related promissory notes and short term payables were originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swaps. The carrying value represents the fair value of the swaps, as adjusted for any non-performance risk associated with the Company at March 31, 2013. The Company believes that the fair value of the term loan approximates its recorded amount at March 31, 2013 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

Recent Accounting Pronouncements

In September 2011, the FASB issued an update to the accounting standard for goodwill. The revised standard allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. The Company adopted this updated accounting standard during the second quarter of fiscal 2013 as a result of its market capitalization sustaining a significant decline subsequent to the quarterly period ended December 31, 2012. The Company determined that it was more-likely-than-not that the fair value of one of its reporting units was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed as of December 31, 2012. For additional information about the two-step impairment test related to goodwill, refer to Note 6 to the condensed consolidated financial statements.

In July 2012, the FASB issued an update to the accounting standard for intangibles. The revised standard allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company plans to adopt this accounting standard by the fourth quarter of fiscal 2014 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2013, the FASB issued an update to the accounting standard for accumulated other comprehensive income (loss). The revised standard requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This accounting standard will become effective for the Company in the first quarter of fiscal year 2014.

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

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(2,162)	$2,873	$(65,790)	$12,800

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net (loss) income per share	42,804	44,870	42,798	46,491

Diluted:
Weighted average shares of common stock used in computing basic net (loss) income per share	42,804	44,870	42,798	46,491
Weighted average effect of dilutive securities:
Stock options	—	923	—	1,080
Restricted stock units	—	1	—	13

Weighted average shares of common stock used in computing diluted net (loss) income per share	42,804	45,794	42,798	47,584

Net (loss) income per share:
Basic	$(0.05)	$0.06	$(1.54)	$0.28

Diluted (2)	$(0.05)	$0.06	$(1.54)	$0.27

Securities excluded from weighted average shares used in computing diluted net (loss) income per share because the effect would have been anti-dilutive: (1)	10,760	7,347	9,522	6,566

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.
(2)	Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to operating loss. The assumed issuance of any additional shares would be anti-dilutive.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1	—	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of March 31, 2013, the Company used Level 1 assumptions for its money market funds.

Level 2	—	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2013, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposits, acquisition-related promissory notes, short term payables, term loan, and interest rate swap.

Level 3	—	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2013, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of March 31, 2013 and June 30, 2012 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$29,352	$29,352
Certificates of deposit	—	12,695	12,695
Money market funds	32,901	—	32,901

	$32,901	$42,047	$74,948

Liabilities:
Acquisition-related promissory notes	$—	$6,163	$6,163
Term loan	—	91,213	91,213
Interest rate swap	—	1,215	1,215
Short term payable	—	2,458	2,458

	$—	$101,049	$101,049

	Fair Value Measurements as of June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$30,861	$30,861
Certificates of deposit	—	11,470	11,470
Money market funds	21,458	—	21,458

	$21,458	$42,331	$63,789

Liabilities:
Acquisition-related promissory notes	$—	$12,215	$12,215
Term loan	—	95,381	95,381
Interest rate swap	—	1,138	1,138

	$—	$108,734	$108,734

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of March 31, 2013 and June 30, 2012 (in thousands):

	As of March 31, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$29,343	$9		$29,352
Certificates of deposit	12,705	—	10	12,695
Money market funds	32,901	—	—	32,901

	$74,949	$9	$10	$74,948

	As of June 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$30,851	$10	$—	$30,861
Certificates of deposit	11,480	—	10	11,470
Money market funds	21,458	—	—	21,458

	$63,789	$10	$10	$63,789

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of March 31, 2013 and June 30, 2012, the Company did not hold securities that had maturity dates greater than one year.

5. Acquisitions

Acquisitions in Fiscal Year 2013

The Company did not complete any acquisitions during the nine months ended March 31, 2013.

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

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2012. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets and the related tax effects, as though the acquisitions were effected as of the beginning of fiscal year 2012. The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2012.

	Three Months Ended March 31, (In thousands)		Nine Months Ended March 31, (In thousands)
	2013	2012	2013	2012
Net revenue	$79,017	$94,230	$230,962	$291,629
Net (loss) income	$(2,162)	$3,094	$(66,904)	$10,414

Basic net (loss) income per share	$(0.05)	$0.07	$(1.56)	$0.22
Diluted net (loss) income per share	$(0.05)	$0.07	$(1.56)	$0.22

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	March 31, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$37,050	$(27,543)	$9,507	$37,045	$(23,017)	$14,028
Content	62,099	(41,014)	21,085	62,076	(34,430)	27,646
Website/trade/domain names	31,624	(16,327)	15,297	31,615	(12,815)	18,800
Acquired technology and others	36,411	(26,461)	9,950	31,477	(19,507)	11,970

	$167,184	$(111,345)	$55,839	$162,213	$(89,769)	$72,444

Amortization of intangible assets was $5.9 million and $21.6 million in the three and nine months ended March 31, 2013, respectively, and $6.8 million and $18.8 million in the three and nine months ended March 31, 2012, respectively.

The Company licensed certain patents for $4.9 million during the second quarter of fiscal year 2013, and these patents and related short term payables are recorded in other intangible assets, net and accrued liabilities, respectively, on the condensed consolidated balance sheet. Based on the Company’s analysis, using a relief from royalty method, the Company determined that a portion of the license fee for these patents represents the cumulative cost relating to prior years. As such, the Company recorded $2.4 million as a charge to cost of revenue during the second quarter of fiscal year 2013. The remaining amount will be amortized over the remaining life of the patents.

Future amortization expense for the Company’s intangible assets as of March 31, 2013 was as follows (in thousands):

Year Ending June 30,	Amortization
2013 (remaining three months)	$5,290
2014	19,541
2015	12,344
2016	8,780
2017	6,061
Thereafter	3,823

$55,839

The change in the carrying amount of goodwill for the Company’s Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”) segments, discussed in Note 11, for the nine months ended March 31, 2013 was as follows (in thousands):

	DMS	DSS	Total
Balance at June 30, 2012	$241,818	$1,231	$243,049
Additions	—	—	—
Impairment	(92,350)	—	(92,350)
Other	(243)	—	(243)

Balance at March 31, 2013	$149,225	$1,231	$150,456

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the nine months ended March 31, 2013, there were no additions to goodwill as the Company did not complete any acquisitions during the period. Any change in goodwill amounts resulting from foreign currency translation are presented as “Other” in the above table.

The Company tests for goodwill impairment at the reporting unit level on an annual basis during its fourth fiscal quarter or when indicators of impairment arise. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates, an appropriate control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. The Company has determined that DMS and DSS constitute two separate reporting units. The Company’s public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of the Company’s equity. As a result, the Company determined that this triggered the necessity to conduct an interim goodwill impairment test.

The Company first tested the long-lived assets related to the DMS reporting unit as of December 31, 2012 and, based on the undiscounted cash flows, determined that these assets were not impaired. Additionally, a two-step process was required to test goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value to its carrying value including goodwill. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. To estimate the fair value for step one, the Company utilized a combination of income and market approaches evenly weighted to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”), derived using both known and estimated customary market metrics. The Company performed sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected peer companies; evaluated and adjusted, if necessary, based on the Company’s strengths and weaknesses relative to the selected peer companies; and applied to the appropriate historical and/or projected operating data to arrive at a fair value.

The Company completed step one of the impairment analysis for each of its reporting units and concluded that, as of December 31, 2012, the fair value of its DMS reporting unit was below its carrying value, including goodwill. As such, step two of the impairment test was initiated to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. The Company recorded an estimated goodwill impairment charge of $92.4 million in the second quarter of fiscal year 2013. The Company completed the second step of the goodwill impairment test as described above in the third quarter of fiscal year 2013. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in the second quarter of fiscal year 2013.

7. Debt

Promissory Notes

During the nine months ended March 31, 2013, the Company issued no promissory notes for the acquisition of businesses. The Company recorded accretion of promissory notes of $50,000 and $0.1 million for the three and nine months ended March 31, 2013, respectively.

During the nine months ended March 31, 2012, the Company issued a total of $3.4 million in promissory notes for the acquisition of businesses, net of imputed interest amounts of $0.1 million. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. The Company recorded accretion of promissory notes of $0.1 million and $0.3 million for the three and nine months ended March 31, 2012, respectively. Certain of the promissory notes are secured by the assets acquired in respect to which the notes were issued.

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

Borrowings under the Second Loan Agreement are secured by substantially all of the Company’s assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies based upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net (loss) income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

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

The Company was in compliance with the covenants of the Second Loan Agreement, as amended by the First Amendment, as of March 31, 2013. The Company was in compliance with the covenants of the Second Loan Agreement as of June 30, 2012.

Upfront arrangement fees incurred in connection with the First Amendment totaled $0.2 million and were deferred and will be amortized over the remaining term of the arrangement. In connection with the replacement of the previous credit facility, the Company accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs incurred in connection with the Second Loan Agreement in the three months ending March 31, 2013. The outstanding amount under the term loan at March 31, 2013 and June 30, 2012 was $92.5 million and $97.5 million, respectively. There were no outstanding balances under the revolving credit line at March 31, 2013 or June 30, 2012.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swap

As discussed above, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At March 31, 2013, the Company had approximately $85.0 million of notional amount outstanding under the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive (loss) income on the condensed consolidated balance sheet. Any hedge ineffectiveness will be immediately recognized in earnings in the current period. At March 31, 2013, the fair value of the interest rate swap was $1.2 million and the hedge effective portion of the interest rate swap was $1.2 million.

Debt Maturities

The maturities of the Company’s debt as of March 31, 2013 were as follows (in thousands):

Year Ending June 30,	Promissory Notes	Credit Facility
2013 (remaining three months)	$2,490	$2,500
2014	3,364	12,500
2015	560	17,500
2016	50	20,000
2017	—	40,000

	6,464	92,500

Less: imputed interest and unamortized discounts	(301)	(1,287)

Less: current portion	(5,190)	(10,892)

Noncurrent portion of debt	$973	$80,321

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

8. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three and nine months ended March 31, 2013 was $0.9 million and $2.5 million, respectively, and for the three and nine months ended March 31, 2012 was $0.9 million and $2.5 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual minimum lease payments under noncancelable operating leases as of March 31, 2013 were as follows (in thousands):

Year Ending June 30,	Operating Leases
2013 (remaining three months)	$876
2014	3,387
2015	3,186
2016	3,109
2017	2,748
2018 and thereafter	3,728

$17,034

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2013 and June 30, 2012.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2013 and June 30, 2012.

Litigation

In November 2012, the Company entered into a confidential Settlement and Release Agreement (“SRA”) with LendingTree, LLC (“Lending Tree”), under which the Company and its wholly owned subsidiaries and Lending Tree mutually released the claims against each other and the Company and its wholly owned subsidiaries licensed two of Lending Tree’s patents. The Company and Lending Tree filed a Stipulation of Dismissal Without Prejudice with the United States District Court, Western Division of North Carolina, Charlotte Division on November 26, 2012. The court issued an Order of Dismissal Without Prejudice on January 3, 2013.

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California, seeking a judgment that the Company has infringed a patent held by IPC.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company received the related summons and complaint from IPC in March 2013. While the Company denies IPC’s claims, there can be no assurance that the Company will prevail in this matter, and any adverse ruling may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved. There is a reasonable possibility that a loss may be incurred; however, an estimate of the loss or potential range of loss, if any, associated with the litigation cannot be made as of the filing date of this quarterly report.

9. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”) as well as NQSOs and restricted stock units to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan). To date, the Company has issued only ISOs, NQSOs and restricted stock units under the plans.

As of March 31, 2013, 7,066,233 shares were reserved and 4,070,238 shares were available for issuance under the 2010 Incentive Plan; and 1,170,000 shares were reserved and 763,873 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average date of grant fair value of employee stock options for the three and nine months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	51%	56%	54%	55%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	0.9%	0.7%	1.1%
Grant date fair value	$2.49	$4.54	$3.88	$5.31

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

10. Stockholders’ Equity

Stock Repurchase Program

On November 3, 2011, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $50.0 million of outstanding shares of its common stock. The Company completed its repurchase program of $50.0 million during the first quarter of fiscal year 2013. The Company repurchased an aggregate of 5,263,484 shares of its common stock at a weighted average price of $9.50 per share. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Retirement of Treasury Stock

For the nine months ended March 31, 2013, the Company retired 638,365 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was recorded using the cost method and had a carrying value of approximately $6.2 million at March 31, 2013. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock, reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued and deduct any remaining excess of cost from retained earnings.

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

The Company determined its reportable operating segments to be DMS, which derives revenue from fees earned through the delivery of qualified leads, clicks and, to a lesser extent, impressions, and DSS, which derives revenue from the sale of direct selling services through a hosted solution. The accounting policies of the two reportable operating segments are the same as those described in Note 2.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenue by segment:
DMS	$78,772	$92,644	$228,620	$283,628
DSS	245	379	774	1,142

Total net revenue	79,017	93,023	229,394	284,770

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	12,268	17,074	35,177	56,759
DSS	139	197	433	675

Total segment operating income before depreciation, amortization, and stock-based compensation expense	12,407	17,271	35,610	57,434
Depreciation and amortization	(7,208)	(8,032)	(25,666)	(22,657)
Stock-based compensation expense	(3,013)	(3,196)	(8,812)	(10,091)
Impairment of goodwill	—	—	(92,350)	—

Total operating income (loss)	$2,186	$6,043	$(91,218)	$24,686

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenue:
United States	$78,261	$92,796	$227,350	$284,211
International	756	227	2,044	559

Total net revenue	$79,017	$93,023	$229,394	$284,770

	March 31	June 30,
	2013	2012
Property and equipment, net:
United States	$7,381	$8,493
International	210	262

Total property and equipment, net:	$7,591	$8,755

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Management Overview

QuinStreet is a leader in performance marketing online. We have built a strong set of capabilities to engage Internet visitors with targeted media and to connect our clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients.

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or inquiry, or in the form of a qualified click. Leads or clicks can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads or clicks as defined by our agreements with such clients. Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or our ability to generate an acceptable margin on our media costs, that provides a sound financial outcome for us. To deliver leads and clicks to our clients, generally we:

•	own or access targeted media;

•	run advertisements or other forms of marketing messages and programs in that media to create visitor responses or clicks through to client offerings;

•	match these responses or clicks to client offerings that meet visitor interests or needs, converting visitors into qualified leads or clicks; and

•	optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.

Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we believe we are in the early stages of a large, long-term market.

Our Direct Marketing Services (“DMS”) business accounted for substantially all of our net revenue in both the three and nine months ended March 31, 2013 and 2012. Our DMS business derives net revenue from fees earned through the delivery of qualified leads and clicks and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are education and financial services. Our education client vertical represented 45% of net revenue in both the three and nine months ended March 31, 2013, and 42% of net revenue in both the three and nine months ended March 31, 2012. Our financial services client vertical represented 41% and 39% of net revenue in the three and nine months ended March 31, 2013, respectively, and 42% of net revenue in both the three and nine months ended March 31, 2012. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 14% and 16% of net revenue in the three and nine months ended March 31, 2013, respectively, and 16% of net revenue in both the three and nine months ended March 31, 2012.

In addition, we derived less than 1% of our net revenue in both the three and nine months ended March 31, 2013, respectively, and for the same periods last fiscal year, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services (“DSS”) business.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three and nine months ended March 31, 2013, or in the same periods in fiscal year 2012.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2013 will continue to be generated from clients in these two client verticals.

Our education client vertical has been significantly affected by the adoption of regulations affecting for-profit educational institutions over the past several years. The regulations have affected, and are expected to continue to affect, our clients’ businesses and marketing practices, including an overall decrease in our clients’ external marketing expenditures. The effect of these regulations or any future regulations may continue to result in fluctuations in the volume and mix of our business with these clients.

Our financial services client vertical continued to be negatively affected due to reduced availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future.

Acquisitions

Acquisitions in Fiscal Year 2013

We did not complete any acquisitions in the nine months ended March 31, 2013.

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

During fiscal year 2012, we acquired certain assets of Ziff Davis Enterprise, all of the equity interests of ITBE, and eleven other businesses.

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

DSS. Our DSS business generated less than 1% of net revenue in each of the three and nine months ended March 31, 2013 and 2012. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life. We anticipate that our cost of revenue will trend with our overall revenue.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees, and insurance. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and expand our business internationally, including increased legal and accounting costs.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, other income and expense, and interest income. Interest expense is related to our credit facility, interest rate swap and promissory notes issued in connection with our acquisitions, and includes imputed interest on non-interest bearing notes. Borrowings under our credit facility, the aggregate principal amount of outstanding promissory notes and related interest expense could increase if we make additional acquisitions through debt financing. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

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

Goodwill Impairment

We conduct a test for the impairment of goodwill on at least an annual basis. We have two reporting units: DMS and DSS. We perform an annual goodwill impairment test in our fourth quarter of each fiscal year, but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. Our public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of our equity. As a result, we determined that this triggered the necessity to conduct step one of a goodwill impairment test. We first tested our long-lived assets related to the DMS reporting unit as of December 31, 2012 and, based on the undiscounted cash flows, we determined that these assets were not impaired.

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

We completed step one of the impairment analysis for each of our reporting units and concluded that, as of December 31, 2012, the fair value of our DMS reporting unit was below its carrying value, including goodwill. As such, step two of the impairment test was initiated. We recorded an estimated goodwill impairment charge of $92.4 million in the second quarter of fiscal year 2013. We completed the second step of the goodwill impairment test in the third quarter of fiscal year 2013. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in the second quarter of fiscal year 2013.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	(In thousands)
Net revenue	$79,017	100.0%	$93,023	100.0%	$229,394	100.0%	$284,770	100.0%
Cost of revenue (1)	63,863	80.8	72,278	77.7	190,765	83.2	216,422	76.0

Gross profit	15,154	19.2	20,745	22.3	38,629	16.8	68,348	24.0
Operating expenses: (1)
Product development	4,891	6.2	5,069	5.4	14,288	6.2	16,245	5.7
Sales and marketing	3,683	4.7	3,394	3.6	10,870	4.7	11,114	3.9
General and administrative	4,394	5.6	6,239	6.7	12,339	5.4	16,303	5.7
Impairment of goodwill	—	0.0	—	0.0	92,350	40.3	—	0.0

Operating income (loss)	2,186	2.8	6,043	6.5	(91,218)	(39.8)	24,686	8.7
Interest income	28	0.0	31	0.0	84	0.0	105	0.0
Interest expense	(1,810)	(2.3)	(1,111)	(1.2)	(4,176)	(1.8)	(3,309)	(1.2)
Other (expense) income, net	(39)	(0.0)	3	0.0	3	0.0	(121)	(0.0)

Income (loss) before income taxes	365	0.5	4,966	5.3	(95,307)	(41.5)	21,361	7.5
(Provision) benefit for taxes	(2,527)	(3.2)	(2,093)	(2.2)	29,517	12.9	(8,561)	(3.0)

Net (loss) income	$(2,162)	(2.7)%	$2,873	3.1%	$(65,790)	(28.6)%	$12,800	4.5%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,010	1.3%	$962	1.0%	$2,896	1.3%	$3,338	1.2%
Product development	665	0.8	637	0.7	2,056	0.9	1,979	0.7
Sales and marketing	780	1.0	816	0.9	2,403	1.0	2,436	0.9
General and administrative	558	0.7	781	0.8	1,457	0.6	2,338	0.8

Net Revenue

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months	Nine Months
	2013	2012	2013	2012	% Change	% Change
	(in thousands)

Net revenue	$79,017	$93,023	$229,394	$284,770	(15%)	(19%)
Cost of revenue	63,863	72,278	190,765	216,422	(12%)	(12%)

Gross profit	$15,154	$20,745	$38,629	$68,348	(27%)	(43%)

Net revenue decreased $14.0 million, or 15%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Our education client vertical revenue decreased $3.6 million, or 9%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our financial services client vertical revenue decreased $6.7 million, or 17%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due to reduced availability of quality media as a result of search engine algorithm changes, acquisitions of media sources by competitors and increased competition for quality media. Our other client verticals revenue decreased $3.7 million, or 24%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to decreased client demand in our home services and business-to-business technology client verticals.

Net revenue decreased $55.4 million, or 19%, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012. Our education client vertical revenue decreased $17.3 million, or 14%, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our financial services client vertical revenue decreased $31.9 million, or 26%, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, due to reduced availability of quality media as a result of search engine algorithm changes, acquisitions of media sources by competitors and increased competition for quality media. Our other client verticals revenue decreased $6.2 million, or 14%, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, primarily due to decreased client demand in our business-to-business technology and home services client verticals.

Cost of Revenue

Cost of revenue decreased $8.4 million, or 12%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, driven by decreased media costs of $5.3 million due to lower lead and click volumes, decreased personnel costs of $1.6 million and decreased amortization of intangible assets of $0.9 million. The decreased personnel costs were attributable to a reduction in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 19% for the three months ended March 31, 2013 compared to 22% for the three months ended March 31, 2012, driven primarily by an increase as a percent of net revenue in media cost.

Cost of revenue decreased $25.7 million, or 12%, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, driven by decreased media costs of $24.0 million due to lower lead and click volumes and decreased personnel costs of $3.1 million, partially offset by increased amortization of intangible assets of $2.8 million. The decreased personnel costs were attributable to a reduction in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 17% for the nine months ended March 31, 2013 compared to 24% for the nine months ended March 31, 2012, driven primarily by an increase as a percent of net revenue in amortization expense, media cost, personnel and other fixed costs on a lower revenue base.

Operating Expenses

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months	Nine Months
	2013	2012	2013	2012	% Change	% Change
	(in thousands)

Product development	$4,891	$5,069	$14,288	$16,245	(4%)	(12%)
Sales and marketing	3,683	3,394	10,870	11,114	9%	(2%)
General and administrative	4,394	6,239	12,339	16,303	(30%)	(24%)
Impairment of goodwill	—	—	92,350	—	—	Indefinite

Operating expenses	$12,968	$14,702	$129,847	$43,662	(12%)	197%

Product Development Expenses

Product development expenses decreased $0.2 million, or 4%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This was primarily due to decreased personnel costs of $0.3 million resulting from a reduction in average headcount.

Product development expenses decreased $2.0 million, or 12%, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012. This was primarily due to decreased personnel costs of $1.7 million resulting from a reduction in average headcount.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.3 million, or 9%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This was primarily due to increased compensation expense of $0.4 million.

Sales and marketing expenses decreased $0.2 million, or 2%, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012. This was primarily due to a $0.2 million decrease in advertising cost and a $0.2 million in decrease professional services cost, partially offset by increased compensation expense of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased $1.8 million, or 30%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This was primarily due to decreased bad debt expense of $1.4 million resulting from the insolvency of an advertising agency of record of one of our clients in the prior year, decreased legal costs of $0.3 million and decreased stock-based compensation expense of $0.2 million related to the departure of one of our directors.

General and administrative expenses decreased $4.0 million, or 24%, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012. This was primarily due to decreased bad debt expense of $1.4 million resulting from the insolvency of an advertising agency of record of one of our clients in the prior year, decreased legal costs of $1.0 million related to litigation expense, decreased stock-based compensation expense of $0.9 million related to the departure of one of our directors and reduction in average headcount, decreased direct acquisition costs of $0.5 million related to acquisitions and decreased personnel costs of $0.2 million resulting from a reduction in average headcount.

Impairment of Goodwill

As discussed under “Critical Accounting Policies, Estimates and Judgments – Goodwill Impairment” above, we recorded a goodwill impairment charge in the second quarter of fiscal year 2013 of $92.4 million to write down the book value of our goodwill to its estimated fair value.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months	Nine Months
	2013	2012	2013	2012	% Change	% Change
	(in thousands)

Interest income	$28	$31	$84	$105	(10%)	(20%)
Interest expense	(1,810)	(1,111)	(4,176)	(3,309)	63%	26%
Other income (expense), net	(39)	3	3	(121)	(1400%)	(102%)

Interest and other income (expense), net	$(1,821)	$(1,077)	$(4,089)	$(3,325)	69%	23%

Interest and other income (expense), net increased $0.7 million, or 69% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to increased interest expense related to an accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs incurred in connection with the Second Loan Agreement in the three months ended March 31, 2013.

Interest and other income (expense), net increased $0.8 million, or 23% for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, primarily due to increased interest expense related to an accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs incurred in connection with the Second Loan Agreement in the three months ended March 31, 2013.

Provision for Taxes

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months	Nine Months
	2013	2012	2013	2012	% Change	% Change
	(in thousands)

(Provision) benefit for taxes	$(2,527)	$(2,093)	$29,517	$(8,561)	21%	(445%)

We recognized a tax provision of $2.5 million for the three months ended March 31, 2013 and a tax benefit of $29.5 million for the nine months ended March 31, 2013. Our effective tax rate was 692% and 31% for the three and nine months ended March 31, 2013, respectively. The effect on the tax rate for the three months ended March 31, 2013 was magnified because of the relatively small pre-tax loss. We recorded a goodwill impairment charge of $92.4 million in the financial statements for the nine months ended March 31, 2013 and had an associated tax benefit of $28.5 million due to the impairment of goodwill that is deductible for tax purposes. Our estimated annual effective tax rate was determined based of forecasted earnings, excluding impairment of goodwill, and applied against current year to date pre-tax book loss. The tax benefit resulting from the impairment of goodwill was treated as a discrete event as it is unusual and infrequent in nature. The effective tax rate differs from the annual federal statutory rate of 35% due to various permanent differences primarily related to stock-based compensation.

We did not record a valuation allowance for the three or nine months ended March 31, 2013 or in the other periods presented. We will record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income and expectations of future taxable income. In determining future taxable income, we make assumptions to forecast federal and state operating income and the reversal of temporary differences. The assumptions require significant judgment regarding the forecasts of taxable income, and are consistent with our forecasts used to manage our business.

Liquidity and Capital Resources

As of March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $75.7 million, short-term marketable securities of $38.1 million, cash we expect to generate from operations, and our $100.0 million revolving credit line, which is committed until November 2016, all of which is available to be drawn subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $92.5 million term loan balance at March 31, 2013, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds, we may still elect to obtain additional debt or equity securities or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2013	2012
	(in thousands)

Cash flows provided by operating activities	$31,876	$42,377
Cash flows used in investing activities	(7,691)	(62,017)
Cash flows used in financing activities	(17,020)	(34,818)

Operating Activities

Our net cash provided by operating activities is primarily the result of our net income (loss) adjusted for non-cash expenses such as depreciation and amortization, stock-based compensation expense, impairment of goodwill and changes in working capital components, and is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

Net cash flows provided by operating activities were $31.9 million for the nine months ended March 31, 2013, compared to $42.4 million for the nine months ended March 31, 2012.

Net cash flow provided by operating activities for the nine months ended March 31, 2013, consisted of net loss of $65.8 million, partially offset by non-cash charges of $127.9 million and increase in working capital of $30.3 million. The non-cash charges primarily consisted of impairment of goodwill of $92.4 million, depreciation and amortization of $25.7 million and stock-based compensation expense net of tax benefits of $8.8 million. The contribution to working capital accounts was primarily due to an increase in deferred taxes of $28.9 million resulting from tax deductible goodwill write-off, net decrease in accounts payable and accrued liabilities of $7.6 million, and an increase in prepaid expenses and other assets of $2.1 million, partially offset by decrease in accounts receivable of $8.6 million. The decrease in accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, are primarily due to timing of payments.

Net cash flow provided by operating activities for the nine months ended March 31, 2012, consisted of non-cash charges of $35.6 million and net income of $12.8 million, partially offset by contributions to working capital of $6.1 million. The non-cash charges primarily consisted of depreciation and amortization of $22.7 million and stock-based compensation expense net of tax benefits of $9.9 million. The contribution to working capital accounts was primarily due to a net decrease in accounts payable and accrued liabilities of $5.9 million, an increase in accounts receivable of $0.7 million, and an increase in prepaid expenses and other assets of $0.3 million. The increase in prepaid expenses and other assets, accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, is primarily due to timing of payments.

Investing Activities

Our investing activities include acquisitions of media websites and businesses, capital expenditures and capitalized internal development costs.

Net cash flows used in investing activities was $7.7 million for the nine months ended March 31, 2013, compared to net cash flows used in investing activities of $62.0 million for the nine months ended March 31, 2012.

Cash used in investing activities in the nine months ended March 31, 2013 was primarily due to net investments in marketable securities of $2.3 million and licenses of intangible assets of $2.5 million. Capital expenditures and internal software development costs totaled $2.9 million in the nine months ended March 31, 2013.

Cash used in investing activities in the nine months ended March 31, 2012 was primarily due to our acquisition of ITBE for a cash payment of $24.0 million, acquisition of certain assets of Ziff Davis Enterprise for a cash payment of $17.5 million and the purchases of the operations of eleven other online publishing businesses for an aggregate of $9.0 million in cash payments, as well as net investments in marketable securities of $3.6 million. Capital expenditures and internal software development costs totaled $3.8 million in the nine months ended March 31, 2012.

Financing Activities

Net cash flows used in financing activities was $17.0 million for the nine months ended March 31, 2013, compared to net cash flows used in financing activities of $34.8 million for the nine months ended March 31, 2012.

Cash used in financing activities in the nine months ended March 31, 2013 was primarily due to principal payments on acquisition-related notes payable and our term loan and related fees of $11.0 million and repurchases of our common stock of $6.2 million, partially offset by proceeds received from exercises of stock options of $0.3 million.

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

The following table summarizes our contractual obligations for the periods indicated:

Year Ending June 30,	Promissory Notes	Credit Facility	Operating Leases	Total
2013 (remaining three months)	$2,490	$2,500	$876	$5,866
2014	3,364	12,500	3,387	19,251
2015	560	17,500	3,186	21,246
2016	50	20,000	3,109	23,159
2017	—	40,000	2,748	42,748
2018 and thereafter	—	—	3,728	3,728

Total	$6,464	$92,500	$17,034	$115,998

Credit Facility

In November 2011, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (“Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line. On February 15, 2013, we entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Second Loan Agreement; and (2) reduce the $200.0 million five-year revolving credit line potion of the facility to $100.0 million, effective as of February 15, 2013.

Borrowings under the Second Loan Agreement are secured by substantially all of our assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies based upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net (loss) income less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

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

We were in compliance with the covenants of the Second Loan Agreement, as amended by the First Amendment, as of March 31, 2013. We were in compliance with the covenants of the Second Loan Agreement as of June 30, 2012.

Interest Rate Swap

As described above, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. The effective date of the swap is April 9, 2012, with a maturity date of November 4, 2016. At March 31, 2013, we had approximately $85.0 million of notional amount outstanding under the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap will be included as a component of accumulated other comprehensive (loss) income on the condensed consolidated balance sheets.

At March 31, 2013, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the statement of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

Headquarter Lease

We entered into a lease agreement in February 2010 for approximately 63,998 square feet of office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent was abated for the first 12 calendar months under the lease, and remained at $0.1 million through the 24th calendar month of the term of the lease. After this 24 month period, monthly base rent increased to $0.2 million for the subsequent 12 months and then increases approximately 3% after each 12-month anniversary during the remaining term, including any extensions under our options to extend. We have two options to extend the term of the lease for one additional year for each option following the expiration date of the lease or renewal term, as applicable.

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

As of March 31, 2013, our credit facility consisted of a $92.5 million outstanding term loan and a $100 million revolving line of credit with no amount outstanding. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar Margin or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize the facility. To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014, and, thereafter, such principal amount will total $85.0 million on January 1, 2014 and amortize to $35.0 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar Margin at a fixed rate of 0.97%. A hypothetical change of 1% from prevailing interest rates as of March 31, 2013 would affect our interest expense by approximately $0.2 million.

In addition to the $85.0 million of term loans covered by the interest rate swap as of March 31, 2013, the Company also had variable rate debt outstanding of $7.5 million.

A hypothetical increase of 1% in the Eurodollar Margin or Prime Rate-based interest rate on our variable rate debt outstanding of $7.5 million as of March 31, 2013 would result in an increase in our interest expense of $0.1 million per year, assuming constant borrowing levels.

Foreign Currency Exchange Risk

To date, our international client agreements have been predominately denominated in U.S. dollars, and, accordingly, we have limited exposure to foreign currency exchange rate fluctuations related to client agreements, and do not currently engage in foreign currency hedging transactions. As the local accounts for some of our foreign operations are maintained in the local currency of the respective country, we are subject to foreign currency exchange rate fluctuations associated with the remeasurement to U.S. dollars. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our consolidated financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2012, we entered into a confidential Settlement and Release Agreement (“SRA”) with LendingTree, LLC (“Lending Tree”), under which we and our wholly owned subsidiaries and Lending Tree mutually released the claims against each other and we and our wholly owned subsidiaries licensed two of Lending Tree’s patents. Lending Tree and we filed a Stipulation of Dismissal Without Prejudice with the United States District Court, Western Division of North Carolina, Charlotte Division on November 26, 2012. The court issued an Order of Dismissal Without Prejudice on January 3, 2013.

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, seeking a judgment that we had infringed a patent held by IPC. We received the related summons and complaint from IPC in March 2013. While we deny IPC’s claims, there can be no assurance that we will prevail in this matter, and any adverse ruling may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved. There is a reasonable possibility that a loss may be incurred, however, an estimate of the loss or potential range of loss, if any, associated with the litigation cannot be made as of the filing date of this quarterly report.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an emerging industry that has undergone rapid and dramatic changes in its relatively short history. The industry in which we operate is characterized by rapidly-changing Internet media, evolving industry standards, regulatory uncertainty, and changing user and client demands. Our business model is also evolving and is distinct from many other companies in our industry, and it may not be successful. As a result of these factors, the future revenue and income potential of our business is uncertain and has recently experienced declines. We may not be able to stop such declines, return to our previous growth rates or return to growth at all. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in an emerging industry with an evolving business model such as ours. Some of these risks and uncertainties relate to our ability to:

•	maintain and expand client relationships;

•	respond to adverse and changing regulations in our client verticals, including our education and financial services client verticals;

•	sustain and grow relationships with third-party website publishers and other sources of web visitors;

•	sustain and increase the number of visitors to our websites;

•	manage our operations and implement and improve our operational, financial and management controls;

•	overcome challenges presented by adverse global economic conditions;

•	raise capital at attractive costs, or at all;

•	acquire and integrate websites and other businesses;

•	successfully expand our footprint in our existing client verticals and enter new client verticals;

•	respond effectively to competition and potential negative effects of competition on profit margins and the availability of high quality targeted media;

•	attract and retain qualified management, employees and independent service providers;

•	successfully introduce new processes and technologies and upgrade our existing technologies and services;

•	protect our proprietary technology and intellectual property rights; and

•	respond to changing government regulations relating to the Internet, online marketing, personal data protection, e-mail, software technologies and other aspects of our online business.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We depend on two market verticals for a majority of our revenue. Negative changes in the economic condition, market dynamics or regulatory environment in these verticals has caused, and may continue to cause, our revenue to decline and our business and growth to suffer.

To date, we have generated a large majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in the near term will continue to be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals have negatively impacted, and may continue to negatively impact, our clients’ businesses, marketing practices and budgets and, therefore, our financial results.

There is significant activity and uncertainty in the regulatory and legislative environment in the for-profit education sector. Regulatory and legislative changes have negatively affected, and may continue to negatively affect, our clients’ businesses, marketing practices and budgets and could impact demand, pricing or form of our services, any or all of which could have a material adverse impact on our financial results.

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

The Higher Education Act, administered by the U.S. Department of Education, provides that to be eligible to participate in Federal student financial aid programs, an educational institution must enter into a program participation agreement with the Secretary of the Department of Education. The agreement includes a number of conditions with which an institution must comply to be granted initial and continuing eligibility to participate. Among those conditions is a prohibition on institutions providing to any individual or entity engaged in recruiting or admission activities any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments. The Department of Education issued regulations on incentive compensation and other matters which became effective July 1, 2011. The Department’s regulations repealed all safe harbors regarding incentive compensation which existed under the prior regulations, including the safe harbor for Internet-based recruiting and admissions activities. The elimination of the safe harbors created uncertainty for us and our education clients. Overall, external market spending by education clients has declined in recent periods, and there can be no assurance as to when or if such spending will return to prior levels. These declines have, and may continue to have, a negative effect on our ability to generate revenue from our education clients.

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

Other regulations could also negatively impact our for-profit education clients. For example, the regulations on “gainful employment” that restrict or eliminate federal financial aid to students in programs where certain debt-to-income ratios and loan default rates are not satisfied could result in the elimination or reduction in some of our clients’ programs. Over the past year, enrollments have dropped significantly at some of our clients, caused in part by changes being made as a result of “gainful employment” regulations, which became effective July 1, 2012. In addition, if any of our education clients fails to comply with the gainful employment and regulations for two consecutive fiscal years, it may lose its eligibility to receive student-aid funds for at least two years. On April 15, 2013, the Department of Education announced that it will begin conversations with the postsecondary education community about new rules on topics that include state authorization for online programs, “gainful employment,” and institutions’ cash management. These and other regulations, or a failure of our clients to comply with such regulations, could adversely affect our clients’ businesses and, as a result, affect or materially reduce the amount of revenue we generate from those clients.

Moreover, some of our for-profit education clients have had and may in the future have issues regarding their academic accreditation, which could adversely affect their ability to offer certain degree programs. If any of our education clients lose their accreditation, they are likely to reduce and may even eliminate their external marketing spending, which could adversely affect our financial results.

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

Historically, quarterly and annual operating results have fluctuated due to changes in our business, our industry and the general economic climate. Similarly, we expect our future operating results to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. We expect our results to continue to fluctuate for the foreseeable future. Our fluctuating results could cause our current performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•	changes in client volume;

•	loss of existing clients;

•	the availability and price of quality media;

•	consolidation of media sources;

•	changes in search engine algorithms that affect our and our publishers’ websites; and

•	regulatory and legislative changes.

We recognized an impairment in the carrying value of goodwill and other indefinite-lived intangible assets. Additional such charges in the future could negatively affect our operating results and financial condition.

We continue to have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions we have completed. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names, acquired technology, among others, as of the acquisition date, and are amortized based on their economic lives. Goodwill expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment at least annually. If the carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term growth or profitability.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. For example, our public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of our equity, triggering the need for a goodwill impairment analysis. As a result of our goodwill impairment analysis, we recorded a goodwill impairment charge of $92.4 million in the second quarter of fiscal year 2013.

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

Our ability to maintain the number of visitors to our websites from search websites and other websites is not entirely within our control. For example, Internet search websites frequently revise their algorithms in an attempt to optimize their search result listings or to maintain their internal standards and strategies. Changes in the algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. We have experienced fluctuations in the search result rankings for a number of our websites. For example, some of our sites and paid listing campaigns have been negatively affected by search engine algorithmic changes. In addition, our business model or those of our publishers may be deemed similar to those of our competitors and others in our industry that Internet search websites may consider to be unsuitable or unattractive. Internet search websites could deem our content to be unsuitable or below standards or less attractive or worthy than those of other or competing websites. Additionally, search providers may change their algorithms to favor search results that improve their revenues. In any of these cases, our websites may receive less favorable placement in algorithmic or paid listings, or both, which would reduce the number of visitors to our sites and have a detrimental effect on our ability to generate revenue.

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

If we are unable to retain key members of our management team or attract and retain qualified management team members in the future, our business and growth could suffer.

Our success and future growth depend, to a significant degree, on the continued contributions of the members of our management team. Each member of our management team is an at-will employee and may voluntarily terminate his or her employment with us at any time. We also may need to hire additional management team members to adequately manage our business. We may not be able to retain or identify and attract additional qualified management team members. Competition for experienced management-level personnel in our industry is intense. Qualified individuals are in high demand, particularly in the Internet marketing industry, and we may incur significant costs to attract and retain them. Many members of our management team have also become, or will soon become, substantially vested in their stock option grants or may have limited retention value in their existing stock option grants. In addition, we have recently experienced declines in our business and a depressed stock price, making our equity and cash incentive compensation programs less attractive to current and potential members of management. If we lose the services of key members of our management team or if we are unable to attract and retain additional qualified senior managers, our business and growth could suffer.

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

A substantial portion of our revenue is generated from a limited number of clients. Our top three clients accounted for 16% of our net revenue for both the three and nine months ended March 31, 2013. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Our clients may also reduce their level of business with us, leading to lower revenue.

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

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant media pricing, declining margins, reductions in revenue and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Internet search companies with brand recognition, such as Google, Yahoo!, and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. These companies may also develop more vertically targeted products that match consumers with products and services and, thus, compete with us more directly. The trend toward consolidation in Internet advertising may also affect pricing and availability of advertising inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients, and our revenue may decline.

We have a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

As of March 31, 2013, we had an outstanding term loan with a principal balance of $92.5 million and access to a $100 million revolving credit line, all of which is available to be drawn subject to compliance with applicable covenants. As of March 31, 2013, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $6.5 million. As a result of obligations associated with our debt:

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

Negative perception of our business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our and our publishers’ websites and providing leads and clicks to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that others may view as unlawful or inappropriate. These activities by third parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and, therefore, may have an adverse effect on the reputation of all participants in our industry, including us. In addition, from time to time, we may be subject to investigations, inquiries or litigation by various regulators, which may harm our reputation regardless of the outcome of any such action. For example, in 2012, we responded to a civil investigation conducted by the attorneys general of a number of states into certain of our marketing and business practices. Negative perceptions of our business may result in incremental regulation, enforcement actions by the government and increased litigation, any of which may affect our business and result in lower revenue. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

Unauthorized access to or accidental disclosure of consumer personally-identifiable information that we collect may cause us to incur significant expenses and may negatively affect our reputation and business.

There is growing concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite our implementation of security measures, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. For example, in March 2013, there was a security incident involving access to our business-to-business website user database. In that instance, someone anonymously posted a script on the Internet that, when run, was capable of extracting business contact-type information from our business website user records. No sensitive financial or personal information such as social security numbers or credit card numbers is stored in the database and, thus, no information of that type was compromised. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors and attract and retain our clients, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information.

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

Our historical growth has been in significant part due to the large number of acquisitions of third-party website publishing businesses and other businesses we made. We may pursue additional opportunistic acquisitions of complementary businesses and technologies to expand our capabilities, client base and media. We have also evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. However, we may not be successful in identifying suitable acquisition candidates or be able to complete acquisitions of such candidates. In addition, we may not be able to obtain financing on favorable terms, or at all, to fund acquisitions that we may wish to pursue. The anticipated benefit of acquisitions that we complete may not materialize and the process of integrating acquired businesses or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

If the market for online marketing services fails to continue to develop, our success may be limited, and our revenue may decrease.

The online marketing services market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. Some of our current or potential clients have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. We cannot assure you that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, the success of our business may be limited, and our revenue may decrease.

Third-party website publishers may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.

We generate a significant portion of our web visitors from online media that we purchase from third-party website publishers. Some of these publishers are authorized to display our clients’ brands, subject to contractual restrictions. In the past, some of our third-party website publishers have engaged in activities that certain of our clients have viewed as harmful to their brands, such as displaying outdated descriptions of a client’s offerings or outdated logos. Any activity by publishers that clients view as potentially damaging to their brands can harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, the law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party website publishers. Recent Department of Education regulations impose strict liability on our education clients for misrepresentations made by their marketing service providers, and some of our contracts in the education client vertical impose liability on us for the acts of our third-party publishers. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, damages for the unauthorized or unlawful acts of third-party website publishers.

Because many of our client contracts can be cancelled by the client with little or no prior notice or penalty, the cancellation of one or more contracts could result in an immediate decline in our revenue.

We derive our revenue from contracts with our marketing clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The non-renewal, renegotiation, cancellation, or deferral of large contracts, or a number of contracts that in the aggregate account for a significant amount of our revenue, is difficult to anticipate and could result in an immediate decline in our revenue.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our proprietary rights. We currently have one patent application pending in the United States and one issued patent. Effective trade secret, copyright, trademark and patent protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be effective; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

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

We have devoted substantial resources to the development of our proprietary systems and technology. To help protect our proprietary systems and technology, we enter into confidentiality agreements with our employees, consultants, independent contractors and other advisors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and we cannot assure you that our rights under such agreements will be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have and cause us to lose clients, publishers or otherwise harm our business.

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

In addition, we have in the past, and may in the future, be subject to legal proceedings and claims that we have infringed the patent or other intellectual property rights of third-parties. These claims sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own intellectual property rights, if any, may therefore provide little or no deterrence. For example, in December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the Northern District of California, alleging that some of our websites infringe a patent held by IPC. IPC is a non-practicing entity that relies on asserting its patents as its primary source of revenue. In addition, third parties have asserted and may in the future assert intellectual property infringement claims against our clients, which we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property related infringement claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages, or limit or curtail our systems and technologies. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

Additionally, the laws relating to use of trademarks on the Internet are unsettled, particularly as they apply to search engine functionality. For example, other Internet marketing and search companies have been sued in the past for trademark infringement and other intellectual property-related claims for the display of ads or search results in response to user queries that include trademarked terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. For this reason, it is conceivable that certain of our activities could expose us to trademark infringement, unfair competition, misappropriation or other intellectual property related claims which could be costly to defend and result in substantial damages or otherwise limit or curtail our activities, and adversely affect our business or prospects.

If we fail to keep pace with rapidly-changing technologies and industry standards or if our technologies fail to perform as intended, we could lose clients or advertising inventory, and our results of operations may suffer.

The industry in which we compete is characterized by rapidly-changing online media and marketing standards, changing technologies, frequent new product and service introductions, and changing user and client demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend in part on our ability to adapt to these rapidly-changing online media formats and other technologies. We will need to enhance our existing technologies and services and develop and introduce new technologies and services to address our clients’ changing demands. If we fail to adapt successfully to such developments or timely introduce new technologies and services, we could lose clients, our expenses could increase, and we could lose advertising inventory.

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

A number of U.S. federal laws affect our business. The Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and CDA in conducting our business.

In addition, the Federal Communications Commission recently amended its regulations under the Telephone Consumer Protection Act (“TCPA”), which became effective in July 2012, which could increase our exposure to liability for certain types of telephonic communication with customers, including calls made by our call centers and text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may award treble damages for willful or knowing violations. If we were subject to litigation for violation of TCPA, we could be exposed to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

If any regulatory audit, investigation or other proceeding finds us not in compliance with applicable law, we may not be able to successfully challenge such finding, and our business could suffer.

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of the legal or regulatory requirements applicable to us. For example, we responded to a civil investigation conducted by the attorneys general of a number of states into certain of our marketing and business practices related to our education client vertical during fiscal year 2012. On June 26, 2012, we entered into an Assurance of Voluntary Compliance agreement (the “Agreement”) with the attorneys general which required us to transfer the GIBill.com website to the United States Veterans Administration, to pay $2.5 million to the settling states, and to add disclosures and disclaimers to our education-related websites, among other things. The new disclosures and disclaimers required by the Agreement could negatively affect media conversion rates and, thus, our revenue or profitability. If the results of future audits, inquiries, investigations, claims and lawsuits are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

If we are unable to innovate and improve the monetization capabilities of our mobile marketing products, our business and financial condition will be harmed.

The number of people who access the Internet through mobile devices such as smartphones and tablets has increased substantially in the last few years, and the trend is expected to continue. Our online marketing services and content were designed for persons accessing the Internet on a desktop or laptop computer. Many of our websites and content have not yet been optimized for display on mobile devices, and the smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our offerings. In addition, the cost of mobile advertising is relatively high, and we may not be able to earn adequate margins on revenue derived from our products delivered through mobile devices. Other Internet companies have also experienced their customers’ unwillingness to pay as much for mobile traffic as for non-mobile traffic, and we could experience a similar situation. Our revenue generated per mobile visitor is lower than our revenue generated for non-mobile visitors. If mobile monetization remains lower than non-mobile monetization and consumer time usage of the internet on mobile devices cannibalizes non-mobile traffic, then our revenue and profitability could decline. If we are not able to innovate our products and services to make them more effective in a mobile environment and improve the monetization capabilities of our mobile marketing services, our business and operating results will be harmed.

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

The U.S. Foreign Corrupt Practices Act (‘‘FCPA’’) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. We operate in parts of the world outside the United States, including India, Brazil and Mexico, that have experienced governmental corruption to some degree. There can be no assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.

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

We lease or maintain server space in various locations, including in San Francisco, California. Our California facilities are located in areas with a high risk of major earthquakes. Our facilities are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial or other reasons, or other unanticipated problems at our facilities could result in lengthy interruptions in our service.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when on-line forms are completed with false or fictitious information in an effort to increase the compensable actions in respect of which a web publisher is to be compensated. From time to time, we have experienced fraudulent clicks or actions. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Additionally, we have, from time to time, had to, and in the future may have to, terminate relationships with publishers who we believed to have engaged in fraud. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such publishers.

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

•	relatively low trading volume in our stock creates inherent volatility regardless of factors related to our business performance or prospects;

•	changes or continued uncertainty in governmental regulations;

•	announcements regarding stock repurchase programs and the timing and amount of shares we purchase under such programs;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation; and

•	negative publicity about us, our industry, our clients or our clients’ industries.

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

As of March 31, 2013, our directors and executive officers, together with their affiliates, beneficially owned approximately 28% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Transition Agreement dated April 22, 2013 between the Company and Bronwyn Syiek.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on April 23, 2013.
*	Filed herewith.
‡	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Kenneth Hahn
Kenneth Hahn
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and duly authorized signatory)
Date: May 9, 2013

/s/ Gregory Wong
Gregory Wong
Chief Accounting Officer and Vice President, Finance
(Principal Accounting Officer and duly authorized signatory)
Date: May 9, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Transition Agreement dated April 22, 2013 between the Company and Bronwyn Syiek.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB**	XBRL Taxonomy Extension Label Linkbase Document

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on April 23, 2013.
*	Filed herewith.
‡	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.