Form 10-K
period 2013-06-30
QUINSTREET, INC
filed 2013-08-20
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the NASDAQ Global Select Market on such date, was $178,028,048. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 15, 2013: 43,236,542

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2013 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, such as but not limited to:

•	our emerging industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory or legislative environment affecting our business or our clients’ businesses;

•	our dependence on Internet search companies to attract Internet visitors;

•	our ability to accurately forecast our operating results and appropriately plan our expenses;

•	our ability to compete in our industry;

•	our ability to successfully challenge regulatory audits, investigations or other findings of noncompliance with laws;

•	our ability to develop new services, enhancements and features to meet new demands from our clients; and

•	our ability to develop our websites to allow Internet visitors to access our websites through mobile devices.

Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason to conform these statements to actual results or to changes in our expectations. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, and we qualify all of our forward-looking statements by these cautionary statements.

Item 1. Business

Our Company

QuinStreet is a leader in performance marketing online. We have built a strong set of capabilities to engage Internet visitors with targeted media and to connect our clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients. Presently, our primary client verticals are the education and financial services industries. We also have a presence in the business-to-business technology, home services and medical industries.

We generate revenue by delivering measurable online marketing results to our clients. These results are typically in the form of qualified leads, clicks, calls or customers that are generated from our marketing activities on our websites or via third-party publishers with whom we have relationships. Clients primarily pay us for leads that they can convert into customers, typically in a call center or through other offline customer acquisition processes, or for clicks from our websites that they can convert into applications or customers on their websites. We are predominantly paid on a negotiated or market-driven “per lead” or “per click” basis. Media costs to generate qualified leads, clicks, calls or customers are borne by us as a cost of providing our services.

Founded in 1999, we have been a pioneer in the development and application of measurable marketing on the Internet. Clients pay us for the actual opt-in actions by prospects or customers that result from our marketing activities on their behalf, versus traditional impression-based advertising and marketing models in which an advertiser pays for more general exposure to an advertisement. We have been particularly focused on developing and delivering measurable marketing results in the search engine “ecosystem”, the entry point of the Internet for most of the visitors we convert into qualified leads, clicks, calls or customers for our clients. We own or partner with vertical content websites that attract Internet visitors from organic search engine rankings due to the quality and relevancy of their content to search engine users. We also acquire targeted visitors for our websites through the purchase of pay-per-click, or PPC, advertisements on search engines. We complement search engine companies by building websites with content and offerings that are relevant and responsive to their searchers, and by increasing the value of the PPC search advertising they sell by matching visitors with offerings and converting them into customer prospects for our clients.

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

Increasing complexity of online marketing

Online marketing is a dynamic and increasingly complex advertising medium. There are numerous online channels for marketers to reach potential customers, including search engines, Internet portals, vertical content websites, affiliate networks, display and contextual ad networks, email, video advertising, and social media. We refer to these and other marketing channels as media. Each of these channels may involve multiple ad formats and different pricing models, amplifying the complexity of online marketing. We believe that this complexity increases the demand for our vertical marketing and media services due to our capabilities and to our experience managing and optimizing online marketing programs across multiple channels. Also, marketers and agencies often lack our ability to aggregate offerings from multiple clients in the same industry vertical, an approach that allows us to cover a wide selection of visitor segments and provide more potential matches to visitor needs. This approach can allow us to convert more Internet visitors into qualified leads, clicks, calls or customers from targeted media sources, giving us an advantage when buying or monetizing that media.

Our Business Model

We deliver cost-effective marketing results to our clients, predictably and scalably, most typically in the form of a qualified lead, click or call. These leads, clicks or calls can then convert into a customer or sale for the client at a rate that results in an acceptable marketing cost to them. We are paid by clients primarily for delivering qualified leads, clicks, calls or customers as defined in our agreements. We bear the costs of media, thus our programs must deliver a value to our clients and a media yield, or margin on our media costs, that provides a sound financial outcome for us. To deliver leads, clicks, calls and customers to our clients, generally we:

•	own or access targeted media;

•

run advertisements or other forms of marketing messages and programs in that media to create visitor responses in the form most typically of leads (visitor generated contact information and requests), clicks (to further qualification or matching steps, or to online client applications or offerings), or calls (to our owned and operated call centers or that of our clients or their agents);

•

match these leads, clicks, calls, or customers to client offerings or brands that meet visitor interests or needs, converting visitors into qualified leads, clicks, calls or customers for our clients; and

•	optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.

Media cost, or the cost to attract targeted Internet visitors, is the largest cost input to producing the measurable marketing results we deliver to clients. Balancing our clients’ customer acquisition cost and conversion objectives — or the rate at which the leads, clicks or calls that we deliver to them convert into customers — with our media costs and yield objectives, represents the primary challenge in our business model. We have been able to effectively balance these competing demands by focusing on our media sources and capabilities, conversion optimization, and our mix of offerings and client coverage. We also seek to mitigate media cost risk by working with third-party website publishers predominantly on a revenue-share basis; media purchased on a revenue-share basis has represented the majority of our media costs and of the Internet visitors we convert into qualified leads, clicks, calls or customers for clients, contributing significantly to our ability to maintain profitability.

Media and Internet visitor mix

We are a client-driven organization. We seek to be one of the largest providers of measurable marketing results on the Internet in the client industry verticals we serve by meeting the needs of clients for results, reliability and volume. Meeting those client needs requires that we maintain a diversified and flexible mix of Internet visitor sources due to the dynamic nature of online media. Our media mix changes with changes in Internet visitor usage patterns. We adapt to those changes on an ongoing basis, and also proactively adjust our mix of vertical media sources to respond to client or vertical-specific circumstances and to achieve our financial objectives. Generally, our Internet visitor sources include:

•	websites owned and operated by us, with content and offerings that are relevant to our clients’ target customers;

•	visitors acquired from PPC or pay-per-click advertisements purchased on major search engines and sent to our websites;

•	revenue sharing agreements with third-party publishers with whom we have a relationship and whose content or traffic is relevant to our clients’ target customers;

•	email lists owned by us or by third parties; and

•	advertisements run through online advertising networks, directly with major websites or portals, social media networks, or mobile networks, on a revenue-share or purchased basis.

Conversion optimization

Once we acquire targeted Internet visitors from any of our numerous online media sources, we seek to convert that media into qualified leads, clicks, calls or customers at a rate that balances client results with our media costs or yield objectives. We start by providing Internet visitors with information and product offerings on our websites and in our marketing programs that we believe match their interests. Achieving acceptable client results and media yield then requires ongoing testing, measuring, analysis, feedback, and adaptation of the key components of our Internet marketing programs. These components include the marketing or advertising messaging, content mix, visitor navigation path, mix and coverage of client offerings presented, and point-of-sale conversion messaging — the content that is presented to an Internet visitor immediately prior to converting that individual into a lead or click or call or customer for our clients. This data complexity is managed by us with technology, data reporting, marketing processes, and personnel. We believe that our scale and more than twelve-year track record give us an advantage, as managing this complexity often implies a steep experience-based learning curve.

Offerings and client coverage

The Internet is a self-directed medium. Internet visitors choose the websites they visit and their online navigation paths, and always have the option of clicking away to a different website or web page. Having offerings, content or clients that match the interests or needs of website visitors is key to providing results and adequate media yield. Our vertical focus allows us to continuously revise and improve this matching process, to better understand the various segments of visitors and client offerings available to be matched, and to ensure that we enable Internet visitors to find what they seek.

Our Competitive Advantages

Vertical focus and expertise

We focus our efforts on large, attractive client market verticals and on building our depth of media and coverage of clients and client offerings within them. We have been a pioneer in developing vertical marketing and media on the Internet and in providing measureable marketing results to clients. We focus on clients who are moving their marketing spending to measurable online formats and on information-intensive client verticals with large underlying market opportunities and high product or customer lifetime values. This focus allows us to utilize targeted media, in-depth industry and client knowledge, and customer segmentation and breadth of client offerings, or coverage, to deliver results for our clients, and greater media yield and buying power.

Measurable marketing experience, expertise and data

We have substantial experience at designing and deploying marketing programs that match Internet visitors to information or product offerings, and that can deliver economically attractive, measurable results to our clients, cost-effectively for us. Such results require frequent testing and balancing of numerous variables, including Internet visitor sources, mix of content and of client and product offerings, visitor navigation paths, prospect qualification, and advertising creative design, among others. The complexity of executing these marketing campaigns is challenging. Due to our scale and more than twelve-year track record, we have successfully executed thousands of Internet marketing programs, and we have gained significant experience managing and optimizing this complexity to meet our clients’ volume, quality and cost objectives, while also achieving media yield and buying power requirements for our business model.

Targeted media

Targeted media attracts Internet visitors who are relatively narrowly focused demographically or in their interests. Targeted media can deliver better measurable marketing results for our clients, at lower media costs for us, due to higher rates of conversion of Internet visitors into leads, clicks, calls, or customers for targeted offerings and, often, due to less competition from display advertisers. We have significant experience at creating, identifying, partnering, monetizing, and managing targeted media on the Internet. This array of targeted media can represent a share of targeted traffic in our verticals on the Internet that is meaningful and attractive to clients. Many of the targeted media sources for our marketing programs are proprietary or more defensible because of our direct ownership of websites in our client verticals, our acquisition of targeted Internet visitors directly from search engines to our websites, and our relationships and media buying power advantages with media properties or sources owned by others. Examples of websites that we own and operate include Schools.com, OnlineDegrees.com, and AlliedHealthWorld.com in our education client vertical; CarInsurance.com, Insurance.com, Insure.com, CardRatings.com, and MoneyRates.com in our financial services client vertical; eWeek.com and ITBusinessEdge.com in our business-to-business technology client vertical; reliableremodeler.com and improvementcenter.com in our home services client vertical; and ElderCarelink.com in our medical client vertical.

Proprietary technology

We have developed a core technology platform and a common set of applications for managing and optimizing measurable marketing programs across multiple client verticals at scale. The primary objectives and effects of our technologies are to achieve higher media yield, deliver better results for our clients, and more efficiently and effectively manage our scale and complexity. We continuously strive to develop technologies that allow us to better match Internet visitors in our client verticals to the information, clients or product offerings they seek at scale. In so doing, our technologies can allow us to simultaneously improve visitor satisfaction, increase our media yield, and achieve higher rates of conversions of leads, clicks, calls or customers for our clients — a cycle of increased value for Internet visitors and our clients and competitive advantage for us. Some of the key applications in our technology platform are:

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

Client relationships

We are a reliable source of measurably effective marketing results for our clients. We endeavor to work collaboratively and in a data-driven way with clients to improve our results for them. We believe our successful client relationships are due to:

•	our close, often direct, relationships with most of our large clients;

•	our ability to deliver measurable and attractive return on investment, or ROI, on clients’ marketing spending;

•	our ownership of, or access to large amounts of, targeted media inventory and associated Internet visitors in the client verticals on which we focus; and

•	our ability to consistently and reliably deliver large quantities of qualified leads, clicks, calls or customers.

As our high client retention rates, combined with our depth and breadth of online media in our primary client verticals indicate, we are an important marketing channel partner for our clients.

Client-driven online marketing approach

We focus on providing measurable Internet marketing and media services to our clients in a way that seeks to protect and enhances their brands and their relationships with prospective customers. The Internet marketing programs we execute are designed to adhere to strict client branding and regulatory guidelines, and are intended to match our clients’ brands and offers with expressed customer interest. We have contractual arrangements with third-party website publishers to ensure that they follow our clients’ brand guidelines, and we utilize our proprietary technologies and trained personnel to help ensure compliance. In addition, we believe that providing relevant, helpful content and client offers that match an Internet visitor’s self-selected interest in a product or service, such as requesting information about an education program or financial product, makes that visitor more likely to convert into a customer for our clients. We do not engage in online marketing practices such as spyware or deceptive promotions, as we believe that these do not provide value to Internet visitors and can undermine our clients’ brands.

Acquisition strategy and success

We have successfully acquired vertical online marketing and media companies, including vertical website businesses, marketing services companies, and technologies. Our scale, breadth of capabilities and common technology platform have historically enabled us to integrate and generate value from acquisitions through our:

•

ability to monetize Internet media, coupled with client demand for our services, providing us with a particular advantage in acquiring targeted online media properties in the client verticals on which we focus;

•

capabilities in online media allowing us to generate a greater volume of leads, clicks, calls or customers, and therefore create more value, than other owners of marketing services companies that have aggregated client budgets or relationships; and

•	application of technologies across our business volume to create more value than previous owners of the technology.

Scale

We are one of the largest Internet performance marketing companies in the world. Our scale allows us to better meet the needs of large clients for reliability, volume and quality of service. It allows us to invest more in technologies that improve media yield, client results and our operating efficiency. We are also able to invest more in other forms of research and development, including determining and developing new types of vertical media, new approaches to engaging website visitors, and new segments of Internet visitors and client budgets, all of which can lead to advantages in media costs, and effectiveness in delivering client results.

Our Strategy

Our goal is to continue to be one of the largest and most successful performance marketing companies on the Internet, and eventually in other digitized media forms. We believe that we are in the early stages of a very large and long-term business opportunity. Our strategy for pursuing this opportunity includes the following key components:

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

Clients

In fiscal years 2013, 2012 and 2011, no client comprised more than 10% of annual net revenue, and our top 20 clients accounted for 52%, 54% and 62% of net revenue. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

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

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and the matching of Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2013, 2012 and 2011, we spent $19.0 million, $21.1 million and $24.2 million on product development.

Our primary data center is at a third-party co-location center in San Francisco, California. All of the critical components of the system are redundant, and we have a backup data center in Las Vegas, Nevada. We have implemented these backup systems and redundancies to minimize the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control.

Intellectual Property

We rely on a combination of patent, trade secret, trademark and copyright laws in the United States and other jurisdictions together with confidentiality agreements and technical measures to protect the confidentiality of our proprietary rights. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. QuinStreet is a registered trademark in the United States and other jurisdictions. We also have registered and unregistered trademarks for the names of many of our websites, and we own the domain registrations for our many website domains.

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

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one vertical. Examples include BankRate in the financial services client vertical and Education Dynamics in the education client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo! and Microsoft.

Government Regulation

We provide services through a number of different online and offline channels. As a result, we are subject to many Federal and state laws and regulations, including restrictions on the use of unsolicited commercial email, such as the CAN-SPAM Act and state email marketing laws, and restrictions on the use of marketing activities conducted by telephone, including the Telemarketing Sales Rule (the “TSR”) and the Telephone Consumer Protection Act (the “TCPA”). Our business is also subject to Federal and state laws and regulations regarding privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of good, and taxation, among others.

In addition, we provide services to a number of our clients that operate in highly regulated industries, particularly in our education and financial services verticals. Historically, we have generated nearly half of our revenue from our education client vertical, and nearly all of that revenue was generated from post-secondary educational institutions. Post-secondary educational institutions are subject to extensive Federal and state regulations, including the Higher Education Act, Department of Education regulations and individual state higher education regulations. The regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as the school’s eligibility to participate in Title IV Federal student financial aid programs, which is the principal source of funding for many of our education clients. There have been significant changes to these regulations in the recent past, and a high level of regulatory activity and heightened legislative scrutiny is expected to continue in the post-secondary education sector. In our financial services vertical, our websites and marketing services are subject to various Federal, state and local laws, including state licensing laws, Federal and state laws prohibiting unfair acts and practices, and Federal and state advertising laws. In addition, we are a licensed insurance agent in all fifty states. The costs of compliance with these and new laws may increase in the future and any failure on our part to comply with such laws may subject us to significant liabilities.

Employees

As of June 30, 2013, we had 599 employees, which consisted of 174 employees in product development, 63 in sales and marketing, 47 in general and administration and 315 in operations. None of our employees is represented by a labor union, except for our employees in Brazil who are represented by a union as required by Brazilian law.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings required by the SEC. We make these reports and filings available free of charge on our website via the investor relations page on www.quinstreet.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We also webcast our earnings calls and certain events we host with members of the investment community on our investor relations page at http://investor.quinstreet.com. The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file, and any reference to this website and others included in this report is intended to be an inactive textual reference only.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this periodic report. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We operate in an emerging industry and have a relatively new business model, which makes it difficult to evaluate our business and prospects.

We derive nearly all of our revenue from the sale of online marketing and media services, which is an emerging industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as but not limited to:

•	our emerging industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory or legislative environment affecting our business or our clients’ businesses;

•	our dependence on Internet search companies to attract Internet visitors;

•	our ability to accurately forecast our operating results and appropriately plan our expenses;

•	our ability to compete in our industry;

•	our ability to successfully challenge regulatory audit, investigations or other findings of noncompliance with laws;

•	our ability to develop new services and enhancements and features to meet new demands from our clients; and

•	our ability to develop our websites to allow Internet visitors to access our websites through mobile devices.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

We depend on two market verticals for a majority of our revenue. Negative changes in the economic condition, market dynamics or regulatory environment in these verticals have caused, and may continue to cause, our revenue to decline and our business and growth to suffer.

To date, we have generated a large majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue, at least in the near term, will continue to be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals have negatively impacted, and may continue to negatively impact, our clients’ businesses, marketing practices and budgets and, therefore, our financial results.

Our business is subject to many regulatory requirements, and current or future regulation could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to many laws and regulatory requirements, including Federal and state laws regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Violations or alleged violations of applicable laws and regulations, including telemarketing laws, could result in liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions on our ability to operate.

Many of these regulations are frequently changing, and bringing our business into compliance with new laws and regulations may be costly, affect our revenue, and harm our financial results. For example, the FCC recently amended the Telephone Consumer Protection Act that affects telemarketing calls. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telephonic communications become effective in October 2013. We generate a significant amount of revenue from calls made by our internal call centers as well as by third party call centers. Efforts to comply with the new regulations may negatively affect media conversion rates and, thus, our revenue or profitability. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely on for telemarketing, email marketing and other lead generation activities, to adhere to or successfully implement appropriate processes and procedures in response to changing regulatory requirements could result in legal liability or damage our reputation in the marketplace, either of which could have a material adverse effect on our business, results of operations and financial condition.

We depend on third-party website publishers for a significant portion of our visitors. Any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers. In many instances, website publishers can change the media inventory they make available to us at any time and, therefore, impact our revenue. In addition, website publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a website publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and website publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or pricing of inventory available to us. For example, throughout both fiscal years 2013 and 2012, our revenue declined in our financial services client vertical primarily due to volume declines caused by losses of traffic from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers, and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price and quality requirements, in which case our revenue could decline or our operating costs could increase.

Our operating results have fluctuated in the past and may do so in the future, which makes our results of operations difficult to predict and could cause our operating results to fall short of analysts’ and investors’ expectations.

Historically, quarterly and annual operating results have fluctuated due to changes in our business, our industry and the general economic climate. We expect our future operating results to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating operating results could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. Our business is changing and evolving, and, as a result, our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•	changes in client volume;

•	loss of existing clients;

•	the availability and price of quality media;

•	consolidation of media sources;

•	changes in search engine algorithms that affect our and our publishers’ websites; and

•	regulatory and legislative changes.

We depend upon Internet search providers to direct a significant portion of the visitors to our and our third party publishers’ websites. Changes in search engine algorithms have in the past and may in the future harm the websites’ placements in both paid and organic search result listings, which may cause the number of visitors to our websites, our third party publishers’ websites and our revenue to decline.

Our success depends on our ability to attract online visitors to our and our third party publishers’ websites and convert them into prospects for our clients in a cost-effective manner. We depend on Internet search providers to direct a substantial share of visitors to our websites. Search providers offer two types of search results: organic and paid listings. Organic listings are displayed based solely on formulas designed by the search companies. Paid listings are displayed based on a combination of the advertiser’s bid price for particular keywords and the search engines’ assessment of the website’s relevance and quality.

Our ability to maintain or grow the number of visitors to our websites from search providers is not entirely within our control. Search providers frequently revise their algorithms and changes in their algorithms could cause our websites to receive less favorable placements. We have experienced fluctuations in organic rankings for a number of our websites and some of our paid listing campaigns have also been harmed by search engine algorithmic changes. Search providers could determine that our or our third-party publishers websites content is either not relevant or is of poor quality. In addition, we may fail to optimally manage our paid listings, or our proprietary bid management technologies may fail. In any of these cases, our websites may receive less favorable placement in organic or paid listings, which would reduce the number of visitors to our sites and have a detrimental effect on our ability to generate revenue. If visits to our websites decrease, we may need to use more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability.

If we fail to compete effectively against other online marketing and media companies and other competitors, we could lose clients and our revenue may decline.

The market for online marketing is intensely competitive, and we expect this competition to continue to increase in the future both from existing competitors and, given the relatively low barriers to entry into the market, from new competitors. We compete both for clients and for limited high-quality media. We compete for clients on the basis of a number of factors, including return on investment of client’s marketing spending, price and client service.

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as Education Dynamics in the education client vertical and BankRate in the financial services client vertical;

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	website publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups and activities at current or potential clients;

•	offline direct marketing agencies;

•	mobile and social media; and

•	television, radio and print companies.

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Internet search companies with brand recognition, such as Google, Yahoo!, and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have significant impact on pricing for Internet advertising and web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients, and our revenue may decline.

We are subject to many regulations that relate to our business and to those of our clients. If any regulatory audit, investigation or other proceeding finds us not in compliance with these or other laws, we may not be able to successfully challenge such finding, and our business could suffer.

For example, the financial services and education industries are highly regulated and our marketing activities on behalf of our clients in those industries are also regulated. Each of our education, financial services and other client verticals is subject to various Federal, state and local laws, including Federal and state laws prohibiting unfair acts and practices, and Federal and state advertising laws. Any failure to comply with these laws and regulations could result in civil, criminal or administrative liability, damage to our reputation, or changes to or limitations on the conduct of our business.

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by Federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of the legal or regulatory requirements applicable to us. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing and business practices related to our education client vertical that was conducted by the attorneys general of a number of states. If the results of any future investigations, audits, inquiries, claims or litigation are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Federal and state regulations governing clients in our education vertical have negatively affected, and may continue to negatively affect, our clients’ businesses, marketing practices and budgets, any or all of which could have a material adverse effect on our financial results.

Historically, we have generated nearly half of our revenue from our education client vertical, and nearly all of that revenue was generated from post-secondary educational institutions. Post-secondary educational institutions are subject to extensive Federal and state regulations, including the Higher Education Act,

Department of Education regulations and individual state higher education regulations. The regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as the school’s eligibility to participate in Title IV Federal student financial aid programs, which is the principal source of funding for many of our education clients. There have been significant changes to these regulations in the recent past, and a high level of regulatory activity and heightened legislative scrutiny is expected to continue in the post-secondary education sector. Changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and our financial results.

If we fail to continually enhance and adapt our products and services to keep pace with rapidly changing technologies and industry standards, we may not remain competitive and could lose clients or advertising inventory.

The online media and marketing industry is characterized by rapidly changing standards, changing technologies, frequent new product and service introductions, and changing user and client demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. We continually make enhancements and other modifications to our proprietary technologies, and these changes may contain design or performance defects that are not readily apparent. If our proprietary technologies fail to achieve their intended purpose or are less effective than technologies used by our competitors, our business could be harmed.

Our future success will depend in part on our ability to successfully adapt to these rapidly changing online media formats and other technologies. If we fail to adapt successfully, we could lose advertising inventory.

More people are using mobile devices to access the internet. If we fail to develop our websites to keep pace with this shift in user devices, we may not remain competitive and could lose clients or advertising inventory.

The number of people who access the Internet through mobile devices such as smart phones and tablets has increased dramatically in the past few years, and the trend is expected to continue. Our online marketing services and content were originally designed for desktop or laptop computers. The shift from desktop or laptop computers to mobile devices could potentially deteriorate the user experience for visitors to our websites and may make it more difficult for visitors to respond to our offerings. It may also require us to develop new offerings specifically designed for mobile devices. Additionally, the monetization of our online marketing services and contents on these mobile devices might not be as lucrative for us compared to those on desktop and laptop computers. If we fail to develop our websites cost effectively and improve our monetization capabilities of our mobile marketing services, we may not remain competitive and may negatively affect our business and operating results.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including Douglas Valenti, Chief Executive Officer, and other key employees in all areas of our organization. From time to time, there may be changes in our key employees resulting from the hiring or departure of executives and employees, which could disrupt our business. Many members of our management team and employees have also become, or will soon become, substantially vested in their equity grants or may have limited retention value in their existing grants. In addition, in fiscal year 2013, we experienced declines in our business and a depressed stock price, making our equity and cash incentive compensation programs less attractive to current and potential key employees. If we lose the services of key employees or if we are unable to attract and retain additional qualified employees, our business and growth could suffer.

A substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects would be harmed.

A substantial portion of our revenue is generated from a limited number of clients. None are 10% or more, however we have a few customers that account for a large portion of our net revenue for the fiscal year ended June 30, 2013. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty as these contracts do not contain penalty provisions for cancellations before the end of the contract term. Our clients may also reduce their level of business with us, leading to lower revenue.

In addition, reductions in business by one or more significant clients may trigger price reductions for our other clients for products whose prices are determined in whole or in part by client bidding or competition. Any such price reduction could result in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of any one of these clients, or material reduction in their marketing spending with us, could decrease our revenue and harm our business.

Third-party publishers or vendors may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.

We generate a significant portion of our web visitors from online media that we purchase from third-party website publishers. We also rely on third party call centers and email marketers. Some of these third parties are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third party publishers or vendors that clients view as potentially damaging to their brands can harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, we may also face liability for any failure of our third-party publishers or vendors to comply with regulatory requirements, as further described in the risk factor beginning, “Our business is subject to many regulatory requirements, and current or future regulation could have a material adverse effect on our business, results of operations and financial condition.”

The law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party publishers or vendors. Recent Department of Education regulations impose strict liability on our education clients for misrepresentations made by their marketing service providers. In addition, certain of our contracts impose liability on us for the acts of our third-party publishers or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, damages for the unauthorized or unlawful acts of third-party publishers or vendors.

We gather, transmit and store consumer personally identifiable information and unauthorized access to or accidental disclosure of this information may cause us to incur significant expenses and may negatively affect our reputation and business.

We gather, transmit and store consumer personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held and managed by our third party vendors. As a result, we are subject to certain contractual terms, as well as Federal, state and foreign laws and regulations designed to protect personally identifiable information. Despite our implementation of security measures and controls, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. In the past, we have experienced security incidents involving access to our user databases. Although, to our knowledge, no sensitive financial or personal information has been compromised in the past, any future security incidents could result in the compromise of such data and subject us to liability. In addition, the increased use of mobile devices by our employees increases the risk of unintentional disclosure of personally identifiable information. Any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. In addition, we could incur significant costs in complying with the multitude of state, Federal and foreign laws regarding personally identifiable information.

Acquisitions and investments could complicate operations, or could result in dilution and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions have historically been an important element of our overall corporate strategy and use of capital. Any possible future acquisitions could be material to our financial condition and results of operations. We may evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	failure to successfully further develop the acquired business or technology;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering and sales and marketing functions;

•	transition of operations, users and customers onto our existing platforms;

•

failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;

•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefit of many of our acquisitions may not materialize.

We rely on certain advertising agencies for the purchase of various advertising and marketing services on behalf of their clients. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.

A portion of our client business is sourced through advertising agencies and, in many cases, we contract with these agencies and not directly with the underlying client. Contracting with these agencies subjects us to greater credit risk than where we contract with clients directly. In many cases, agencies are not required to pay us unless and until they are paid by the underlying client. In addition, many agencies are thinly capitalized and have or may develop high-risk credit profiles. This credit risk may vary depending on the nature of an agency’s aggregated client base. If an agency became insolvent, or if an underlying client did not pay the agency, we may be required to write off account receivables as bad debt. Any such write-offs could have a materially negative effect on our results of operations for the periods in which the write-offs occur.

We have a significant amount of debt, which may limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

As of June 30, 2013, we had debt with a principal balance of $90 million. As of June 30, 2013, we also had outstanding notes to sellers arising from numerous acquisitions in the total principal amount of $4.0 million. As a result of obligations associated with our debt, we may not have sufficient liquidity:

•	to respond to business opportunities, competitive developments and adverse economic conditions;

•	to fund all of our costs if our revenue declines or costs increase; and

•	to repay the principal balance of our debt when due.

Our debt obligations may also impair our ability to obtain additional financing, if needed. Our indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness restrict our ability to take certain actions, including the incurrence of additional indebtedness, certain mergers and acquisitions, investments, asset sales, dividends and stock repurchases. In addition, even if we are able to raise needed equity financing, we are required to use a portion of the net proceeds of certain types of equity financings to repay the outstanding balance of our term loan. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under our credit facility or repay the accelerated indebtedness or otherwise cover our costs.

Damage to our reputation could harm our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our and our third-party publishers’ websites and providing leads, clicks, calls and customers to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that others may view as unlawful or inappropriate. These activities by third parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and, therefore, may harm the reputation of all participants in our industry, including us.

Our ability to attract potential consumers and, thereby, clients also depends in part on consumers receiving competitive levels of customer service, responsiveness and prices from our lead purchasers. If lead purchasers do not provide competitive levels of service to consumers, our reputation and our ability to attract clients and consumers could be harmed.

In addition, from time to time, we may be subject to investigations, inquiries or litigation by various regulators, which may harm our reputation regardless of the outcome of any such action. For example, in 2012, we responded to a civil investigation conducted by the attorneys general of a number of states into certain of our marketing and business practices resulting in us entering into an Assurance of Voluntary Compliance agreement. Negative perceptions of our business may result in additional regulation, enforcement actions by the government and increased litigation, any of which may affect our business and result in lower revenue.

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

We have historically experienced rapid growth in our operations and operating locations. This growth placed, and any future growth will continue to place, significant demands on our management and our operational and financial infrastructure. Rapid growth, if any, may make it more difficult for us to accomplish the following:

•	successfully scale our technology to accommodate a larger business and integrate acquisitions;

•	maintain our standing with key vendors, including Internet search companies and third-party website publishers;

•	maintain our client service standards; and

•	develop and improve our operational, financial and management controls and maintain adequate reporting systems and procedures.

Our future success depends in part on the efficient performance of our software and technology infrastructure. As the numbers of websites and Internet users increase, our technology infrastructure may not be able to meet the increased demand. Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of websites and the level of user responses received, which could result in the loss of clients or revenue or harm to our business and results of operations.

In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations if we return to growth. The improvements required to manage growth may require us to make significant expenditures, expand, train and manage our employee base and reallocate valuable management resources. If we fail to effectively manage future growth, our operating performance will suffer, and we may lose clients, key vendors and key personnel.

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our services, which could cause us to lose clients and harm our operating results.

Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. If we or third-party data centers that we utilize were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Furthermore, we do not currently have backup generators at our Foster City, California headquarters. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results for the period of time in which any disruption of utility services to us occurs.

Our primary data center is at a third-party co-location center in San Francisco, California. All of the critical components of the system are redundant and we have a backup data center in Las Vegas, Nevada. We have implemented these backup systems and redundancies to minimize the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control.

Any unscheduled interruption in our service would result in an immediate loss of revenue. If we experience frequent or persistent system failures, the attractiveness of our technologies and services to clients and website publishers could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled interruptions.

We rely on call centers, Internet and data center providers, and other third parties for key aspects of the process of providing services to our clients, and any failure or interruption in the services and products provided by these third parties could harm our business.

We rely on internal and third party call centers as well as third-party vendors, including data center and Internet providers. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services, there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide services to our clients. Any temporary or permanent interruption in the services provided by our call centers or third party providers could significantly harm our business.

In addition, any financial or other difficulties our third-party providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over our third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate analysis and storage of data and delivery of offerings. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and services could adversely affect our business and could expose us to liabilities to third parties.

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

In addition to other factors that cause our operating results to fluctuate, results are also subject to significant seasonal fluctuation. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. In our second fiscal quarters, there is generally lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

If the market for online marketing services fails to continue to develop, our success may be limited, and our revenue may decrease.

The online marketing services market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. Some of our current or potential clients have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of online marketing, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. We cannot assure you that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, the success of our business may be limited, and our revenue may decrease.

If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on patent, trade secret, trademark and copyright law, confidentiality agreements and technical measures to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants, independent contractors, advisors, client vendors and publishers. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using our proprietary information. Further, these agreements may not provide an adequate remedy in the event of unauthorized disclosures or uses, and we cannot assure you that our rights under such agreements will be enforceable. Effective patent, trade secret, copyright and trademark protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be effective; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patent, trademark, copyright, trade secret or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

We have from time to time become aware of third parties who we believe may have infringed our intellectual property rights. Such infringement or infringement of which we are not yet aware could reduce our competitive advantages and cause us to lose clients, third-party website publishers or could otherwise harm our business. Policing unauthorized use of our proprietary rights can be difficult and costly. Litigation, while it may be necessary to enforce or protect our intellectual property rights, could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.

Third parties may sue us for intellectual property infringement, which, even if unsuccessful, could require us to expend significant costs to defend or settle.

We cannot be certain that our internally developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us.

In addition, we have in the past, and may in the future, be subject to legal proceedings and claims that we have infringed the patents or other intellectual property rights of third parties. These claims sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own intellectual property rights, if any, may therefore provide little or no deterrence. For example, in December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the

Northern District of California alleging that some of our websites infringe a patent held by IPC. IPC is a non-practicing entity that relies on asserting its patents as its primary source of revenue. In addition, third parties have asserted and may in the future assert intellectual property infringement claims against our clients, and we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property-related infringement claims, whether or not meritorious and regardless of the outcome of the litigation, could result in costly litigation and could divert management resources and attention. Should we be found liable for infringement, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages, or limit or curtail our systems and technologies. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

Additionally, the laws relating to use of trademarks on the Internet are unsettled, particularly as they apply to search engine functionality. For example, other Internet marketing and search companies have been sued for trademark infringement and other intellectual property-related claims for displaying ads or search results in response to user queries that include trademarked terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. We may be subject to trademark infringement, unfair competition, misappropriation or other intellectual property-related claims which could be costly to defend and result in substantial damages or otherwise limit or curtail our activities, and therefore adversely affect our business or prospects.

Limitations on our ability to collect and use data derived from user activities could significantly diminish the value of our services and have an adverse effect on our ability to generate revenue.

When a user visits our websites, we use technologies, including “cookies,” to collect information such as the user’s IP address and the user’s past responses to our offerings. We access and analyze this information in order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign. The use of cookies is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies and guidelines. The European Union (the “EU”) recently passed new data laws relating to the collection and misuse of personal information, including restrictions on the use of Internet tracking tools, or cookies. The EU regulations or any similar regulations that are adopted in the U.S. could restrict the manner in which we use cookies and require us to incur additional costs or change our business practices, any of which could harm our business.

Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of this data. Interruptions, failures or defects in our data collection systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to analyze data from our clients’ marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial services client vertical. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our ability to operate our business.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. All control system have inherent limitations, and, accordingly, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.

We display original content and third-party content on our websites and in our marketing messages. As a result, we face potential liability based on a variety of theories, including defamation, negligence, deceptive advertising (including Department of Education regulations regarding misrepresentation in education marketing), copyright or trademark infringement. We are also exposed to risk that content provided by third parties is inaccurate or misleading, and for material posted to our websites by users and other third parties. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

We face additional risks in conducting business in international markets.

We have entered into certain international markets and may enter into additional international markets in the future. We have limited experience in marketing, selling and supporting our services outside of the United States, and we may not be successful in introducing or marketing our services abroad. There are risks and challenges inherent in conducting business in international markets, such as:

•	adapting our technologies and services to foreign clients’ preferences and customs;

•	successfully navigating foreign laws and regulations, including marketing, privacy regulations, employment and labor regulations;

•	changes in foreign political and economic conditions;

•	tariffs and other trade barriers, fluctuations in currency exchange rates and potentially adverse tax consequences;

•	language barriers or cultural differences;

•	reduced or limited protection for intellectual property rights in foreign jurisdictions;

•	difficulties and costs in staffing, managing or overseeing foreign operations;

•	education of potential clients who may not be familiar with online marketing;

•	challenges in collecting accounts receivables; and

•

successfully interpreting and complying with the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, particularly when operating in countries with varying degrees of governmental corruption.

If we are unable to successfully expand and market our services abroad, our business and future growth may be harmed, and we may incur costs that may not lead to future revenue.

We recognized an impairment in the carrying value of goodwill. Additional such charges in the future could negatively affect our operating results and financial condition.

We continue to have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of historical acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names, acquired technology, among others, as of the acquisition date, and are amortized based on their economic lives. Goodwill expected to contribute indefinitely to our cash flows is not amortized, but must be evaluated for impairment at least annually. If the carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include adverse changes in the regulatory environment, a reduced market capitalization or other factors leading to reduction in expected long-term growth or profitability.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. For example, our public market capitalization sustained a decline after December 31, 2012 to a value below the net book carrying value of our equity, triggering the need for a goodwill impairment analysis. As a result of our goodwill impairment analysis, we recorded a goodwill impairment charge of $92.4 million in the second quarter of fiscal year 2013.

It is possible that another material change could occur in the future. We will continue to conduct impairment analyses of our goodwill on an annual basis, unless indicators of possible impairment arise that would cause a triggering event, and we would be required to take additional impairment charges in the future if any recoverability assessments reflect estimated fair values that are less than our recorded values. Further impairment charges with respect to our goodwill could have a material adverse effect on our results of operations and financial condition.

We could lose clients if we fail to detect click-through or other fraud on advertisements in a manner that is acceptable to our clients.

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Action fraud occurs when online forms are completed with false or fictitious information in an effort to increase a publisher’s compensable actions. From time to time, we have experienced fraudulent clicks or actions. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and the related revenue. Additionally, we have, from time to time, had to, and in the future may have to, terminate relationships with publishers who we believed to have engaged in fraud. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such publishers.

Risks Related to the Ownership of Our Common Stock

Our stock price has been volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this periodic report and others such as:

•	our ability to return to growth and to manage any such growth effectively;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements about our revenue, earnings or other financial results that are not in line with analyst expectations;

•	our ability to find, develop or retain high quality targeted media on a cost effective basis;

•	relatively low trading volume in our stock creates inherent volatility regardless of factors related to our business performance or prospects;

•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	our commencement of, or involvement in, litigation; and

•	negative publicity about us, our industry, our clients or our clients’ industries.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or the industries or businesses of our clients. If any of the analysts issue an adverse opinion regarding our stock or if our actual results do not meet analyst estimates, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our directors and executive officers and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of June 30, 2013, our directors and executive officers, together with their affiliates, beneficially owned approximately 29% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in a leased facility in Foster City, California, consisting of approximately 63,998 square feet of office space under a lease that expires in October 2018 with the option to extend the lease term by another two years. This facility accommodates our principal engineering, sales, marketing, operations, finance and administrative activities. We also lease additional facilities to accommodate sales, marketing, and operations throughout the United States. Outside of the United States, we also lease facilities to accommodate engineering, sales, marketing, and operations in Brazil and India.

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

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, seeking a judgment that we had infringed a patent held by IPC. We received the related summons and complaint from IPC in March 2013. On May 3, 2013, we filed a Motion to Dismiss with the Court, which is scheduled to be heard in October 2013. While we deny IPC’s claims, there can be no assurance that we will prevail in this matter, and any adverse ruling may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved. There is a reasonable possibility that a loss may be incurred, however, an estimate of the loss or potential range of loss, if any, associated with the litigation cannot be made as of the filing date of this annual report.

In August 2011, the attorneys general of a number of states sent a letter of inquiry regarding marketing services that we provide to for-profit schools. The marketing services at issue relate to our websites, such as www.gibill.com, www.armystudyguide.com, and others, whose intended audience comprises service members and veterans of the United States military. The attorneys general expressed concerns that the websites could mislead consumers into believing that the websites are affiliated with the government or that the featured schools are the only ones that accept scholastic subsidies (such as through the GI Bill) from service members and veterans and may thus violate the consumer protection laws of the respective States. Subsequently, the attorneys general initiated a civil investigative demand, requesting information about our marketing, pricing structure, business relationships, and financial data with respect to the for-profit schools that appear on www.gibill.com and similar websites. In June 2012, we entered into an Assurance of Voluntary Compliance agreement (the “Agreement”) with the attorneys general. Under the Agreement, we donated the URL “GIBill.com” to the United States Department of Veterans Affairs. We also agreed to pay a total of $2.5 million to the settling states to reimburse them for the cost of the investigation and negotiating process, and further agreed to provide expanded disclosures on other military-oriented and education-related websites. We believe we are in material compliance with the terms of the Agreement as of June 30, 2013.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “QNST” since our initial public offering on February 11, 2010. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2012	High	Low
First quarter ended September 30, 2011	$13.80	$10.12
Second quarter ended December 31, 2011	$12.64	$8.44
Third quarter ended March 31, 2012	$11.38	$8.60
Fourth quarter ended June 30, 2012	$11.90	$7.80

Fiscal Year Ended June 30, 2013	High	Low
First quarter ended September 30, 2012	$10.15	$8.06
Second quarter ended December 31, 2012	$8.81	$5.66
Third quarter ended March 31, 2013	$7.03	$5.41
Fourth quarter ended June 30, 2013	$8.74	$5.76

On August 15, 2013, the closing price as reported on the NASDAQ Global Select Market of our common stock was $8.73 per share and we had approximately 122 stockholders of record of our common stock.

We have never declared or paid, and do not anticipate declaring or paying, any dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our credit facility also restricts our ability to pay dividends.

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of QuinStreet, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following performance graph shows a comparison from February 11, 2010 (the date our common stock commenced trading on the NASDAQ Global Select Market) through June 30, 2013 of cumulative total return for our common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended June 30, 2013.

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

We derived the consolidated statements of operations data for the fiscal years ended June 30, 2013, 2012, and 2011 and the consolidated balance sheets data as of June 30, 2013 and 2012 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal year ended June 30, 2010 and 2009 and the consolidated balance sheets data as of June 30, 2011, 2010 and 2009 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$305,101	$370,468	$403,021	$334,835	$260,527
Cost of revenue (1)	251,591	283,466	291,991	240,730	181,593

Gross profit	53,510	87,002	111,030	94,105	78,934
Operating expenses: (1)
Product development	19,048	21,051	24,163	19,726	14,887
Sales and marketing	14,705	14,074	17,382	16,698	16,154
General and administrative	16,226	23,375	20,396	18,464	13,172
Imapirment of goodwill	92,350	—	—	—	—

Total operating expenses	142,329	58,500	61,941	54,888	44,213
Operating (loss) income	(88,819)	28,502	49,089	39,217	34,721
Interest income	115	134	169	97	245
Interest expense	(5,200)	(4,462)	(4,213)	(3,977)	(3,544)
Other (expense) income, net	(69)	(42)	56	1,523	(239)

Interest and other expense, net	(5,154)	(4,370)	(3,988)	(2,357)	(3,538)
(Loss) income before income taxes	(93,973)	24,132	45,101	36,860	31,183
Benefit from (provision) for taxes	26,601	(11,131)	(17,887)	(16,276)	(13,909)

Net (loss) income	$(67,372)	$13,001	$27,214	$20,584	$17,274

Less: 8% non-cumulative dividends on convertible preferred stock	$—	$—	$—	$(2,018)	$(3,276)
Less: Undistributed earnings allocated to convertible preferred stock	$—	$—	$—	$(5,784)	$(8,599)

Net (loss) income attributable to common stockholders — Basic	$(67,372)	$13,001	$27,214	$12,782	$5,399

Undistributed earnings re-allocated to common stock	$—	$—	$—	$419	$399

Net (loss) income attributable to common stockholders — Diluted	$(67,372)	$13,001	$27,214	$13,201	$5,798

Net (loss) income per share attributable to common stockholders: (2)
Basic	$(1.57)	$0.28	$0.59	$0.50	$0.41

Diluted	$(1.57)	$0.28	$0.55	$0.46	$0.39

Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	42,816	45,846	46,222	25,616	13,294
Diluted	42,816	46,859	49,130	28,429	14,971

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,930	$4,293	$4,506	$3,111	$1,916
Product development	2,765	2,570	2,705	2,176	669
Sales and marketing	3,264	3,096	3,747	3,463	1,761
General and administrative	2,057	3,037	2,992	4,621	1,827

(2)

See Note 3, Net (Loss) Income Attributable to Common Stockholders and Net (Loss) Income per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net (loss) income per share of common stock.

	June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$90,117	$68,531	$132,290	$155,770	$25,182
Working capital	111,040	103,222	162,361	155,164	16,426
Total assets	429,547	507,160	524,924	434,630	212,878
Total liabilities	150,652	168,803	169,535	144,608	96,289
Total debt	92,677	107,596	106,048	93,608	57,240
Total stockholders’ equity	278,895	338,357	355,389	290,022	73,186

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$51,916	$47,727	$78,171	$38,509	$32,570
Depreciation and amortization	32,325	31,150	27,272	18,791	15,978
Capital expenditures	1,341	2,268	5,363	2,710	1,347

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$47,872	$72,648	$90,311	$71,379	$56,872

(1)

We define adjusted EBITDA as net (loss) income less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net, and impairment of goodwill. Please see the “adjusted EBITDA” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table presents a reconciliation of adjusted EBITDA to net (loss) income calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Net (loss) income	$(67,372)	$13,001	$27,214	$20,584	$17,274
Interest and other (income) expense, net	5,154	4,370	3,988	2,357	3,538
(Benefit from) provision for taxes	(26,601)	11,131	17,887	16,276	13,909
Depreciation and amortization	32,325	31,150	27,272	18,791	15,978
Stock-based compensation expense	12,016	12,996	13,950	13,371	6,173
Impairment of goodwill	92,350	—	—	—	—

Adjusted EBITDA	$47,872	$72,648	$90,311	$71,379	$56,872

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

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or inquiry, in the form of a qualified click, or call. Leads, clicks or calls can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads, clicks, calls or customers as defined by our agreements with them. Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or generation of an acceptable margin on our media costs, that provides a sound financial outcome for us. To deliver leads, clicks, calls, and customers to our clients, generally we:

•	own or access targeted media;

•

run advertisements or other forms of marketing messages and programs in that media to create visitor responses in the form most typically of leads (visitor generated contact information and requests), clicks (to further qualification or matching steps, or to online client applications or offerings), or calls (to our owned and operated call centers or that of our clients or their agents);

•

match these leads, clicks, calls, or customers to client offerings or brands that we believe can meet visitor interests or needs, converting visitors into qualified leads, clicks, calls, or customers for our clients; and

•	optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.

Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we continue to believe we are in the early stages of a large, long-term market.

Our Direct Marketing Services (“DMS”), business accounted for substantially all of our net revenue in fiscal years 2013, 2012 and 2011. Our DMS business derives its net revenue from fees earned through the delivery of qualified leads, clicks, calls or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are education and financial services. Our education client vertical represented 44%, 42% and 44% of net revenue in fiscal years 2013, 2012 and 2011. Our financial services client vertical represented 40%, 42% and 45% of net revenue in fiscal years 2013, 2012 and 2011. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 16%, 16% and 11% of net revenue in fiscal years 2013, 2012 and 2011.

In addition, we derived less than 1% of our net revenue in fiscal years 2013, 2012 and 2011 from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services (“DSS”) business.

We generated substantially all of our revenue from sales to clients in the United States.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue in fiscal year 2014 will be generated from clients in these two client verticals.

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

Acquisitions

Acquisitions in Fiscal Year 2013

We did not complete any acquisitions during fiscal year 2013.

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

Development, Acquisition and Retention of Targeted Media

One of the primary challenges of our business is acquiring or creating media that is high quality and targeted enough to attract prospects for our clients at costs that work for our business model. In order to grow our business, we must be able to develop or acquire and retain quality targeted media on a cost-effective basis. Changes in search engine algorithms, our ability to develop or acquire and retain high quality targeted media and increased competition on available media has, during some periods, limited and may continue to limit our ability to generate revenue.

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

Regulations

Our revenue has fluctuated as a result of newly-adopted or amended regulations and the increased enforcement of existing regulations. Our business is affected directly because we operate websites and conduct telemarketing and email marketing, and indirectly as clients in our education and financial services client verticals adjust their operations as a result of regulatory changes that affect their industries.

One example of recent regulatory change that may affect our business is the TCPA, which the Federal Communications Commission recently amended, among other things, impose heightened consent and opt-out requirements that companies conducting telemarketing must follow. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for telemarketing calls to wireless numbers become effective in October 2013. We generate a significant amount of revenue from calls made by our internal call centers as well as by third party call centers. Our efforts to comply with the new regulations may negatively affect media conversion rates and, thus, our revenue or profitability.

In addition, our education client vertical has been significantly affected by the adoption of regulations affecting for-profit educational institutions over the past several years, and a higher level of legislative scrutiny is expected to continue. Clients in our financial services vertical have increasingly been affected by laws and regulations as a result of the adoption of new regulations under The Dodd–Frank Wall Street Reform and Consumer Protection Act and the increased enforcement of new and pre-existing laws and regulations. The effect of these regulations, or any future regulations, may continue to result in fluctuations in the volume and mix of our business with these clients.

Basis of Presentation

General

We operate in two segments: DMS and DSS. See Note 14, Segment Information, to our consolidated financial statements for further discussion and financial information regarding our reporting segments.

Net Revenue

DMS. Our DMS business generates revenue from fees earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: education, financial services and “other” (which includes business-to-business technology, home services and medical).

DSS. Our DSS business generated less than 1% of net revenue in fiscal years 2013, 2012 and 2011. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these Internet search companies and website publishers on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life. We anticipate that our cost of revenue will increase more than our revenue in the near term as we invest in opportunities we see in the financial services client vertical.

Operating Expenses

We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, rent and other costs. Personnel costs for each category of operating expenses generally include salaries, stock-based compensation expense, bonuses, commissions and employee benefit costs.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, travel costs and advertising. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel in sales and marketing to support our offerings.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees, and insurance. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect general and administrative expenses, including increased legal and accounting costs to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and expand our business internationally.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, other income and expense, net and interest income. Interest expense is related to our credit facility, including the related interest rate swap and promissory notes issued in connection with our acquisitions, and includes imputed interest on non-interest bearing notes. Borrowings under our credit facility, the aggregate principal amount of outstanding promissory notes and related interest expense could increase if we make additional acquisitions through debt financing. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

Other income (expense), net, includes foreign currency exchange gains and losses and other non-operating items.

Income Tax Benefit from (Provision for)

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2013		2012		2011
	(In thousands)
Net revenue	$305,101	100.0%	$370,468	100.0%	$403,021	100.0%
Cost of revenue (1)	251,591	82.5	283,466	76.5	291,991	72.5

Gross profit	53,510	17.5	87,002	23.5	111,030	27.5
Operating expenses: (1)
Product development	19,048	6.2	21,051	5.7	24,163	6.0
Sales and marketing	14,705	4.8	14,074	3.8	17,382	4.3
General and administrative	16,226	5.3	23,375	6.3	20,396	5.0
Impairment of goodwill	92,350	30.3	—	—	—	—

Operating (loss) income	(88,819)	(29.1)	28,502	7.7	49,089	12.2
Interest income	115	0.0	134	0.0	169	0.0
Interest expense	(5,200)	(1.7)	(4,462)	(1.2)	(4,213)	(1.0)
Other (expense) income, net	(69)	(0.0)	(42)	(0.0)	56	0.0

(Loss) income before income taxes	(93,973)	(30.8)	24,132	6.5	45,101	11.2
Benefit from (provision for) taxes	26,601	8.7	(11,131)	(3.0)	(17,887)	(4.4)

Net (loss) income	$(67,372)	(22.1)%	$13,001	3.5%	$27,214	6.8%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,930	1.3%	$4,293	1.2%	$4,506	1.1%
Product development	2,765	0.9	2,570	0.7	2,705	0.7
Sales and marketing	3,264	1.1	3,096	0.8	3,747	0.9
General and administrative	2,057	0.7	3,037	0.8	2,992	0.7

Net Revenue

	Fiscal Year Ended June 30,			2013 - 2012 % Change	2012 - 2011 % Change
	2013	2012	2011
	(In thousands)
Net revenue	$305,101	$370,468	$403,021	(18%)	(8%)
Cost of revenue	251,591	283,466	291,991	(11%)	(3%)

Gross profit	$53,510	$87,002	$111,030	(38%)	(22%)

Net revenue decreased $65.4 million, or 18%, in fiscal year 2013 compared to fiscal year 2012. Our financial services client vertical revenue decreased $35.4 million, or 23%, primarily due to reduced availability of quality publisher media as a result of search engine algorithm changes, acquisitions of media sources by competitors and increased competition for quality media. Our education client vertical revenue decreased $19.6 million, or 13%, primarily as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulation changes. Revenue from other client verticals decreased $10.3 million, or 17%, primarily due to decreased client demand in our home services and business-to-business technology client verticals.

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

Cost of Revenue

Cost of revenue decreased $31.9 million, or 11%, in fiscal year 2013 compared to fiscal year 2012, driven by decreased media costs of $26.1 million due to lower lead and click volumes, decreased personnel costs of $4.9 million and other decreases of $1.7 million, partially offset by increased amortization of intangible assets and depreciation of $1.2 million. The decreased personnel costs were attributable to a reduction in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue was 18% in fiscal year 2013 compared to 23% in fiscal year 2012, driven primarily by an increase as a percent of net revenue in media cost, amortization expense, personnel and other fixed costs on a lower revenue base.

Cost of revenue decreased $8.5 million, or 3%, in fiscal year 2012 compared to fiscal year 2011, driven by decreased media costs of $12.6 million due to lower click volumes and decreased personnel costs of $2.0 million, partially offset by increased amortization of acquisition-related intangible assets of $4.1 million, professional service fees of $1.0 million and a one-time offline marketing event expense of $0.8 million related to an acquisition. The decreased personnel costs were attributable to a reduction in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue was 23% in fiscal year 2012 compared to 28% in fiscal year 2011, primarily due to a lower mix of traffic from owned and operated media, lower margins from publisher arrangements and higher amortization expenses, partially offset by decreased personnel costs.

Operating Expenses

	Fiscal Year Ended June 30,			2013 - 2012 % Change	2012 - 2011 % Change
	2013	2012	2011
	(In thousands)
Product development	$19,048	$21,051	$24,163	(10%)	(13%)
Sales and marketing	14,705	14,074	17,382	4%	(19%)
General and administrative	16,226	23,375	20,396	(31%)	15%
Impairment of goodwill	92,350	—	—	100%	0%

Operating expenses	$142,329	$58,500	$61,941	143%	(6%)

Product Development Expenses

Product development expenses decreased $2.0 million, or 10%, in fiscal year 2013 compared to fiscal year 2012, primarily due to decreased personnel costs of $1.5 million resulting from a reduction in average headcount and other decreases in various product development expenses.

Product development expenses decreased $3.1 million, or 13%, in fiscal year 2012 compared to fiscal year 2011, primarily due to decreased personnel costs of $1.7 million resulting from a reduction in average headcount, increased capitalized software expenses of $0.6 million and decreased professional services of $0.4 million.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 4%, in fiscal year 2013 compared to fiscal year 2012, primarily due to increased personnel costs of $0.8 million and increased stock-based compensation expense of $0.2 million partially offset by decreased advertising cost of $0.2 million.

Sales and marketing expenses decreased $3.3 million, or 19%, in fiscal year 2012 compared to fiscal year 2011, primarily due to decreased personnel costs of $2.3 million resulting from decreased performance bonus expenses and decreased stock-based compensation expense of $0.7 million.

General and Administrative Expenses

General and administrative expenses decreased $7.1 million, or 31%, in fiscal year 2013 compared to fiscal year 2012. This was due to a $2.5 million payment to the attorneys general of multiple states in connection with a settlement related to online marketing for education companies in the prior year and additional decreased legal costs of $1.9 million related primarily to litigation expense, decreased bad debt expense of $1.4 million resulting from the insolvency of an advertising agency of record of one of our clients in the prior year, and decreased stock-based compensation expense of $1.0 million related to the departure of one of our directors and reduction in average headcount.

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

Interest and Other Income (Expense), Net

	Fiscal Year Ended June 30,			2013 - 2012 % Change	2012 - 2011 % Change
	2013	2012	2011
	(In thousands)
Interest income	$115	$134	$169	(14%)	(21%)
Interest expense	(5,200)	(4,462)	(4,213)	17%	6%
Other (expense) income, net	(69)	(42)	56	64%	(175%)

Interest and other (expense), net	$(5,154)	$(4,370)	$(3,988)	18%	10%

Interest and other (expense), net increased by $0.8 million, or 18%, in fiscal year 2013 compared to fiscal year 2012, primarily due to increased interest expense related to accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs incurred in connection with the amendment of our loan agreement during the third quarter of fiscal 2013. See Note 9, Debt, to our consolidated financial statements for more information about our credit facility.

Interest and other (expense), net increased by $0.4 million, or 10%, in fiscal year 2012 compared to fiscal year 2011, primarily due to increased interest expense of $0.2 million in fiscal year 2012 and $0.2 million attributable to proceeds from a settlement of a legal matter in fiscal year 2011.

Benefit from (Provision for) Taxes

	Fiscal Year Ended June 30,
	2013	2012	2011
	(In thousands)
Benefit from (provision for) taxes	$26,601	$(11,131)	$(17,887)
Effective tax rate	28.3%	46.1%	39.7%

The decrease in our effective tax rate for fiscal year 2013 compared to fiscal year 2012, was primarily due to a goodwill impairment charge of $92.4 million for fiscal year 2013. The goodwill impairment charge had an associated tax benefit of $28.7 million due to the impairment of goodwill that is deductible for tax purposes.

The increase in our effective tax rate for fiscal year 2012 compared to fiscal year 2011, was primarily due to higher non-deductible stock-based compensation expense. The effective tax rate differs from the annual federal statutory rate of 35% due to various permanent differences primarily related to stock-based compensation.

As of June 30, 2013, we had net deferred tax assets of $47.0 million. Our net deferred tax assets consist primarily of goodwill impairment expense, stock-based compensation expense, accruals and reserves not currently deductible for tax purposes. See Note 8, Income Taxes, to our consolidated financial statements for more information about our deferred tax assets.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for the eight quarters ended June 30, 2013. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	June 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011
	(In thousands)
Net revenue	$75,707	$79,017	$71,751	$78,626	$85,698	$93,023	$90,523	$101,224
Costs of revenue	60,826	63,863	61,712	65,190	67,044	72,278	68,396	75,748

Gross profit	14,881	15,154	10,039	13,436	18,654	20,745	22,127	25,476
Operating expenses:
Product development	4,760	4,891	4,504	4,893	4,806	5,069	5,102	6,074
Sales and marketing	3,835	3,683	3,496	3,691	2,960	3,394	3,686	4,034
General and administrative	3,887	4,394	4,019	3,926	7,072	6,239	4,847	5,217
Imapirment of goodwill	—	—	92,350	—	—	—	—	—

Operating income (loss)	2,399	2,186	(94,330)	926	3,816	6,043	8,492	10,151
Interest income	31	28	28	28	29	31	36	38
Interest expense	(1,024)	(1,810)	(1,354)	(1,012)	(1,153)	(1,111)	(1,115)	(1,083)
Other (expense) income, net	(72)	(39)	(4)	46	79	3	(93)	(31)

Income (loss) before income taxes	1,334	365	(95,660)	(12)	2,771	4,966	7,320	9,075
(Provision for) benefit from taxes	(2,916)	(2,527)	32,169	(125)	(2,570)	(2,093)	(2,887)	(3,581)

Net (loss) income	$(1,582)	$(2,162)	$(63,491)	$(137)	$201	$2,873	$4,433	$5,494

Net (loss) income per share: (1)
Basic	$(1,582)	$(0.05)	$(1.48)	$(0.00)	$0.00	$0.06	$0.09	$0.12

Diluted	$(1,582)	$(0.05)	$(1.48)	$(0.00)	$0.00	$0.06	$0.09	$0.11

Other Financial Data:
Adjusted EBITDA	$12,261	$12,407	$11,228	$11,975	$15,214	$17,271	$19,530	$20,633

(1)	Net (loss) income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

Adjusted EBITDA

Our use of adjusted EBITDA. We include adjusted EBITDA in this report because (i) we seek to manage our business to a consistent level of adjusted EBITDA as a percentage of net revenue, (ii) it is a key basis upon which our management assesses our operating performance, (iii) it is one of the primary metrics investors use in evaluating Internet marketing companies, (iv) it is a factor in the evaluation of the performance of our management in determining compensation, and (v) it is an element of certain financial covenants under our debt agreements. We define adjusted EBITDA as net income less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest, other income (expense), net, and impairment of goodwill.

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items) and the non-cash impact of depreciation, amortization, stock-based compensation expense, and impairment of goodwill. Since adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel and in evaluating acquisition opportunities.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of issuing stock-based compensation to our management team and employees;

•	adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

Due to these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. When evaluating our performance, adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results.

The following table presents a reconciliation of adjusted EBITDA to net (loss) income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	June 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011
	(In thousands)
Net (loss) income	$(1,582)	$(2,162)	$(63,491)	$(137)	$201	$2,873	$4,433	$5,494
Interest and other income (expense), net	1,065	1,821	1,330	938	1,045	1,077	1,172	1,076
Provision for (benefit from) taxes	2,916	2,527	(32,169)	125	2,570	2,093	2,887	3,581
Depreciation and amortization	6,659	7,208	10,179	8,279	8,493	8,032	7,517	7,108
Stock-based compensation expense	3,203	3,013	3,029	2,770	2,905	3,196	3,521	3,374
Impairment of goodwill	—	—	92,350	—	—	—	—	—

Adjusted EBITDA	$12,261	$12,407	$11,228	$11,975	$15,214	$17,271	$19,530	$20,633

Adjusted EBITDA as a percentage of net revenue	16%	16%	16%	15%	18%	19%	22%	20%

Adjusted EBITDA quarterly trends. We seek to manage our business to a consistent level of adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a consistent level of adjusted EBITDA on a quarterly basis and we expect our adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

As of June 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $90.1 million, short-term marketable securities of $37.8 million, cash we expect to generate from operations, and our $100.0 million revolving credit line, which is committed until November 2016, a portion of which is available to be drawn subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $90.0 million term loan balance at June 30, 2013, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds, we may still elect to obtain additional debt or equity securities or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Fiscal Year Ended June 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities	$51,916	$47,727	$78,171
Cash flows used in investing activities	(8,720)	(67,906)	(134,763)
Cash flows (used in) from financing activities	(21,616)	(43,447)	33,072

Net Cash Provided by Operating Activities

Our net cash provided by operating activities is primarily the result of our net (loss) income adjusted for non-cash expenses such as depreciation and amortization, stock-based compensation expense, impairment of goodwill and changes in working capital components. It is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

Net cash flow provided by operating activities in fiscal year 2013 consisted of non-cash charges of $137.8 million, partially offset by net loss of $67.4 million and an increase in working capital of $18.5 million. The non-cash charges primarily consisted of impairment of goodwill of $92.4 million, depreciation and amortization of $32.3 million and stock-based compensation expense net of tax benefits of $11.9 million. The contribution to working capital accounts was primarily due to an increase in deferred taxes of $30.8 million resulting from tax deductible goodwill write-off, a decrease in accounts receivable of $15.3 million, net decrease in accounts payable and accrued liabilities of $6.0 million, and a decrease in prepaid expenses and other assets of $3.2 million. The decrease in accounts receivable are primarily due to better collections. The net decrease in accounts payable and accrued and prepaid expenses and other assets are primarily due to timing of payments.

Net cash flow provided by operating activities in fiscal year 2012 consisted of non-cash charges of $46.0 million and net income of $13.0 million, partially offset by contributions to working capital of $11.3 million. The non-cash charges primarily consisted of depreciation and amortization of $31.2 million and stock-based compensation expense net of tax benefits of $12.8 million. The contribution to working capital accounts was primarily due to a decrease in accounts payable and accrued liabilities of $7.8 million and a decrease in deferred taxes of $2.8 million, partially offset by an increase in prepaid expenses and other assets of $2.7 million, and an increase in accounts receivable of $2.0 million. The decrease in accounts payable and accrued liabilities is due to timing of payments and decreased cost of revenue associated with decreased revenue. The decrease in deferred taxes is due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities. The increase in prepaid expenses and other assets is primarily due to timing of payments. The increase in accounts receivable is attributable to timing of receipts.

Net cash provided by operating activities in fiscal year 2011 consisted of non-cash charges of $33.8 million, net income of $27.2 million, and changes in working capital components of $17.1 million. The non-cash charges primarily consisted of depreciation and amortization of $27.3 million, and stock-based compensation expense and related tax benefits of $6.5 million. The changes in working capital components was primarily due to an increase in accounts payable and accrued liabilities of $8.9 million, a decrease in prepaid expenses and other assets of $4.9 million and a decrease in accounts receivable of $3.9 million, partially offset by an increase in other noncurrent assets comprised primarily of deferred taxes of $3.3 million. The increase in accounts payable and accrued liabilities is due to timing of payments and increased cost of revenue associated with increased revenue. The decrease in prepaid expenses and other assets is primarily due to timing of payments. The decrease in accounts receivable is attributable to timing of receipts. The increase in deferred taxes is due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities.

Net Cash Used in Investing Activities

Our investing activities include acquisitions of media websites and businesses; purchases, sales and maturities of marketable securities; capital expenditures; and capitalized internal development costs.

Cash used in investing activities in fiscal year 2013 was primarily due to net investments in marketable securities of $2.4 million and licenses of intangible assets of $2.5 million. Capital expenditures and internal software development costs totaled $3.9 million in fiscal year 2013.

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

Net Cash Provided by or Used in Financing Activities

Cash used in financing activities in fiscal year 2013 was primarily due to principal payments on acquisition-related notes payable and our term loan and related fees of $15.8 million and repurchases of our common stock of $6.2 million under our stock repurchase program partially offset by proceeds received from exercises of stock options of $0.5 million.

Cash used in financing activities in fiscal year 2012 was primarily due to repurchases of our common stock of $43.9 million under our stock repurchase program and principal payments on acquisition-related notes payable and our term loan and related fees of $9.9 million, partially offset by proceeds from bank debt of $5.9 million and exercises of stock options of $4.7 million.

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

Contractual Obligations

Our contractual obligations relate primarily to borrowings under the credit facility, acquisition-related notes payable, and operating leases.

The following table sets forth payments due under our contractual obligations as of June 30, 2013:

Year Ending June 30,	Promissory Notes	Credit Facility	Operating Leases	Total
2014	$3,364	$12,500	$3,556	$19,420
2015	560	17,500	3,310	21,370
2016	50	20,000	3,191	23,241
2017	—	40,000	2,748	42,748
2018 and thereafter	—	—	3,728	3,728

Total	$3,974	$90,000	$16,533	$110,507

The above table does not include approximately $2.7 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Credit Facility

In November 2011, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (“Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line. On February 15, 2013, we entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment to the Second Loan Agreement”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Second Loan Agreement; and (2) reduce the $200.0 million five-year revolving credit line portion of the facility to $100.0 million, effective as of February 15, 2013.

Borrowings under the Second Loan Agreement are secured by substantially all of our assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies based upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net (loss) income less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

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

We were in compliance with the covenants of our loan agreements as of June 30, 2013 and 2012.

Upfront arrangement fees incurred in connection with the First Amendment of the Second Loan Agreements totaled $0.2 million and were deferred and will be amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, during the third quarter of fiscal year 2013 we accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs.

Interest Rate Swap

As described above, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. We do not speculate using derivative instruments. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At June 30, 2013, we had approximately $85.0 million of notional amount outstanding under the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap will be included as a component of accumulated other comprehensive loss in the consolidated balance sheets.

At June 30, 2013, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the statement of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

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

See Note 2, Summary of Significant Accounting Principles, of our consolidated financial statements for further information on our critical and other significant accounting policies.

Revenue Recognition

We derive our revenue from two sources: DMS and DSS.

DMS revenue is derived primarily from fees which are earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements, or impressions. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the client provided that no significant obligations remain.

Under our revenue recognition policies, we allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price does not exist. Due to the unique nature of some of our multiple deliverable revenue arrangements, we may not be able to establish selling prices based on historical stand-alone sales or third party evidence, therefore we may use our best estimate to establish selling prices for these arrangements under the new standard. We establish best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

From time to time, we may agree to credit a client for certain leads, clicks, calls or customers if they fail to meet the contractual or other guidelines of a particular client. We have established a sales reserve based on historical experience. To date, such credits have been within our expectations.

For a portion of our revenue, we have agreements with providers of online media or third-party publishers used in the generation of qualified leads, clicks, calls or customers. We receive a fee from our clients and pay a fee to publishers either on a revenue-share, cost-per-lead, cost-per-click or cost-per-thousand-impressions basis. We are the primary obligor in the transaction. As a result, the fees paid by our clients are recognized as revenue and the fees paid to our publishers are included in cost of revenue.

DSS revenue is comprised of (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. We define the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Stock-Based Compensation

We measure and record the expense related to stock-based transactions based on the fair values of the awards as determined on the date of grant. For stock options, we selected and have historically used the Black-Scholes option pricing model to estimate the fair value. In applying the Black-Scholes option pricing model, our determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the stock options and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. Since we do not have extensive trading history, we estimate the expected volatility of our common stock based on the historical volatility of comparable public companies over the stock option’s expected term. We have no history or expectation of paying dividends on our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock options. The fair value of restricted stock units is determined based on the closing price of our common stock on the date of grant.

We recognize stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Goodwill

We conduct a test for the impairment of goodwill on at least an annual basis but will conduct the test at an earlier date if indicators of possible impairment arise that would cause a triggering event. We have two reporting units, DMS and DSS. The impairment test first compares the fair value of our reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. Our public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of our equity. As a result, we determined that this triggered the necessity to conduct an interim goodwill impairment test.

We first tested our long-lived assets related to the DMS reporting unit as of December 31, 2012 and, based on the undiscounted cash flows, determined that these assets were not impaired. Additionally, a two-step process was then required to test goodwill impairment. To estimate the fair value for step one, we utilized a combination of income and market approaches evenly weighted to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. We performed sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected peer companies, evaluated and adjusted, if necessary, based on our strengths and weaknesses relative to the selected peer companies, and applied to the appropriate historical and/or projected operating data to arrive at a fair value.

We completed step one of the impairment analysis for each of our reporting units and concluded that, as of December 31, 2012, the fair value of our DMS reporting unit was below its carrying value, including goodwill. As such, step two of the impairment test was initiated to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. We recorded an estimated goodwill impairment charge of $92.4 million in the second quarter of fiscal year 2013. We completed the second step of the goodwill impairment test as described above in the third quarter of fiscal year 2013. The completion of this second step did not result in an adjustment to the goodwill impairment charge previously recorded in the second quarter of fiscal year 2013.

In our quarter ending June 30, 2013, we determined that the estimated fair value of our DMS reporting unit was in excess of its carrying value. As described above, we utilized a combination of income and market approaches evenly weighted to estimate the fair value of the reporting units. The carrying value of our DMS reporting unit was approximately $277.4 million in our quarter ending June 30, 2013. The estimated fair value of our DMS reporting unit was approximately $301.0 million in our quarter ending June 30, 2013. This resulted in an excess of fair value over the carrying value of approximately $23.6 million or 8.5%. The excess fair value over the carrying value in our quarter ending June 30, 2012 was 28%. The decline in the excess carrying value was primarily a result of the decline in market capitalization at the time our annual goodwill impairment test during the quarter ending June 30, 2013 compared to the market capitalization during the quarter ending June 30, 2012.

In our quarter ending June 30, 2013, we determined that the estimated fair value of our DSS reporting unit was in excess of its carrying value. The carrying value of our DSS reporting unit was approximately $1.3 million in our quarter ending June 30, 2013. The estimated fair value of our DSS reporting unit under an income approach was approximately $2.3 million in our quarter ending June 30, 2013 based on the present value of estimated future cash flows. This resulted in a significant excess of fair value over the carrying value.

Based on our re-evaluation of impairment as part of our annual impairment test during the quarter ending June 30, 2013, we concluded that there was no additional indicator of impairment of goodwill for fiscal year 2013.

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

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We apply judgment when estimating the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. As mentioned in the Goodwill section above, our public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of our equity. As such, we tested our long-lived assets related to the DMS reporting unit as of December 31, 2012 and, based on the undiscounted cash flows, determined that these assets were not impaired. We re-evaluated our long-lived assets as part of our annual impairment test during the quarter ending June 30, 2013 and determined that there was no indicator of impairment.

Income Taxes

We account for income taxes using an asset and liability approach to record deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. A valuation allowance is recorded against our deferred tax assets which are not expected to be realized. Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements.

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

As of June 30, 2013, our credit facility had a borrowing capacity of $100.0 million with $90.0 million in term loans outstanding, and no amounts outstanding under our revolving line of credit. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar Margin or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. To reduce our exposure to rising interest rates under the term loan, on February 24, 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding in January 2014 and thereafter, such principal amount will total $85.0 million in January 2014 and amortize to $35.0 million in November 2016. The interest rate swap effectively fixes the Eurodollar Margin at a fixed rate of 0.97%. A hypothetical change of 1% from prevailing interest rates as of June 30, 2013 would affect our interest expense and the fair value of the swap by less than $0.1 million.

In addition to the $85.0 million of term loans covered by the interest rate swap as of June 30, 2013, we also had variable rate debt outstanding of $5.0 million.

A hypothetical increase of 1% in the Eurodollar Margin or Prime Rate-based interest rate on our variable rate debt outstanding of $5.0 million as of June 30, 2013 would result in an increase in our interest expense of $0.1 million per year, assuming constant borrowing levels.

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

Item 8. Financial Statements and Supplementary Data

QUINSTREET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QuinStreet, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QuinStreet, Inc. and its subsidiaries at June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 20, 2013

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$90,117	$68,531
Marketable securities	37,847	36,736
Accounts receivable, net	38,391	52,830
Deferred tax assets	6,753	7,665
Prepaid expenses and other assets	4,623	7,774

Total current assets	177,731	173,536
Property and equipment, net	9,707	8,755
Goodwill	150,456	243,049
Other intangible assets, net	50,486	72,444
Deferred tax assets, noncurrent	40,289	8,446
Other assets, noncurrent	878	930

Total assets	$429,547	$507,160

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,722	$22,870
Accrued liabilities	30,903	29,462
Deferred revenue	1,638	2,553
Debt	15,428	15,429

Total current liabilities	66,691	70,314
Deferred revenue, noncurrent	239	49
Debt, noncurrent	77,249	92,167
Other liabilities, noncurrent	6,473	6,273

Total liabilities	150,652	168,803

Commitments and contingencies (See Note 10)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 42,886,884 and 43,350,831 shares issued, and 42,886,884 and 43,222,031 shares outstanding at June 30, 2013 and 2012, respectively	43	43
Additional paid-in capital	226,857	220,552
Treasury stock, at cost (0 and 128,800 shares at June 30, 2013 and 2012, respectively)	—	(1,178)
Accumulated other comprehensive loss	(1,012)	(1,439)
Retained earnings	53,007	120,379

Total stockholders’ equity	278,895	338,357

Total liabilities and stockholders’ equity	$429,547	$507,160

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2013	2012	2011
Net revenue	$305,101	$370,468	$403,021
Cost of revenue (1)	251,591	283,466	291,991

Gross profit	53,510	87,002	111,030
Operating expenses: (1)
Product development	19,048	21,051	24,163
Sales and marketing	14,705	14,074	17,382
General and administrative	16,226	23,375	20,396
Impairment of goodwill	92,350	—	—

Operating (loss) income	(88,819)	28,502	49,089
Interest income	115	134	169
Interest expense	(5,200)	(4,462)	(4,213)
Other (expense) income, net	(69)	(42)	56

(Loss) income before income taxes	(93,973)	24,132	45,101
Benefit from (provision for) taxes	26,601	(11,131)	(17,887)

Net (loss) income	$(67,372)	$13,001	$27,214

Net (loss) income per share:
Basic	$(1.57)	$0.28	$0.59
Diluted	$(1.57)	$0.28	$0.55

Weighted average shares used in computing net (loss) income
per share:
Basic	42,816	45,846	46,222
Diluted	42,816	46,859	49,130

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,930	$4,293	$4,506
Product development	2,765	2,570	2,705
Sales and marketing	3,264	3,096	3,747
General and administrative	2,057	3,037	2,992

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal Year Ended June 30,
	2013	2012	2011
Net (loss) income	$(67,372)	$13,001	$27,214
Other comprehensive income (loss)
Unrealized (loss) gain on investments	(16)	(2)	2
Foreign currency translation adjustment	(32)	(358)	40
Interest rate swap
Change in unrealized gain (loss)	483	(1,138)	—
Less: reclassification adjustment for (gain) loss included in net income	(8)	8	—

Net change	475	(1,130)	—

Other comprehensive income (loss)	427	(1,490)	42

Comprehensive (loss) income	$(66,945)	$11,511	$27,256

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2010	47,247,147	$47	(2,177,452)	$(7,779)	$217,581	$9	$80,164	$290,022

Issuance of common stock upon exercise of stock options	2,317,730	3	—	—	16,967	—	—	16,970
Payments of initial public offering issuance costs	—	—	—	—	(101)	—	—	(101)
Stock-based compensation	—	—	—	—	13,950	—	—	13,950
Excess tax benefits from stock-based compensation	—	—	—	—	7,292	—	—	7,292
Repurchase of common stock	—	—	—	—	—	—	—	—
Comprehensive income:
Net (loss) income	—	—	—	—	—	—	27,214	27,214
Unrealized gain (loss) on investments	—	—	—	—	—	2	—	2
Currency translation adjustments	—	—	—	—	—	40	—	40

Balance at June 30, 2011	49,564,877	$50	(2,177,452)	$(7,779)	$255,689	$51	$107,378	$355,389

Issuance of common stock upon exercise of stock options	525,995	1	—	—	4,697	—	—	4,698
Release of RSUs	62,530	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,996	—	—	12,996
Withholding taxes on the net settlement of RSUs	—	—	—	—	(417)	—	—	(417)
Excess tax losses from stock-based compensation	—	—	—	—	(694)	—	—	(694)
Repurchase of common stock	—	—	(4,753,919)	(45,126)	—	—	—	(45,126)
Retirement of treasury stock	(6,802,571)	(8)	6,802,571	51,727	(51,719)	—	—	—
Comprehensive income:
Net (loss) income	—	—	—	—	—	—	13,001	13,001
Unrealized gain (loss) on investments	—	—	—	—	—	(2)	—	(2)
Currency translation adjustments	—	—	—	—	—	(358)	—	(358)
Unrealized (loss) gain on interest rate swap	—	—	—	—	—	(1,130)	—	(1,130)

Balance at June 30, 2012	43,350,831	$43	(128,800)	$(1,178)	$220,552	$(1,439)	$120,379	$338,357

Issuance of common stock upon exercise of stock options	120,508	—	—	—	457	—	—	457
Release of RSUs	53,910	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,109	—	—	12,109
Withholding taxes on the net settlement of RSUs	—	—	—	—	(244)	—	—	(244)
Excess tax benefits from stock-based compensation	—	—	—	—	140	—	—	140
Repurchase of common stock	—	—	(509,565)	(4,979)	—	—	—	(4,979)
Retirement of treasury stock	(638,365)	—	638,365	6,157	(6,157)	—	—	—
Comprehensive income:
Net (loss) income	—	—	—	—	—	—	(67,372)	(67,372)
Unrealized gain (loss) on investments	—	—	—	—	—	(16)	—	(16)
Currency translation adjustments	—	—	—	—	—	(32)	—	(32)
Unrealized (loss) gain on interest rate swap	—	—	—	—	—	475	—	475

Balance at June 30, 2013	42,886,884	$43	—	$—	$226,857	$(1,012)	$53,007	$278,895

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2013	2012	2011
Cash Flows from Operating Activities
Net (loss) income	$(67,372)	$13,001	$27,214
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,325	31,150	27,272
Impairment of goodwill	92,350	—	—
Write-off of bank loans and upfront fees	680	—	—
Provision for sales returns and doubtful accounts receivable	(781)	84	(35)
Stock-based compensation	12,016	12,996	13,950
Excess tax benefits from stock-based compensation	(156)	(197)	(7,458)
Other non-cash adjustments, net	1,397	1,950	99
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,309	(1,983)	3,885
Prepaid expenses and other assets	3,291	(2,695)	4,947
Other assets, noncurrent	53	78	120
Deferred taxes	(30,758)	2,782	(3,252)
Accounts payable	(4,582)	(376)	6,375
Accrued liabilities	(1,382)	(7,405)	2,552
Deferred revenue	(725)	(242)	1,043
Other liabilities, noncurrent	251	(1,416)	1,459

Net cash provided by operating activities	51,916	47,727	78,171

Cash Flows from Investing Activities
Capital expenditures	(1,341)	(2,268)	(5,363)
Business acquisitions, net of notes payable and cash acquired	—	(60,075)	(91,838)
Other intangibles	(2,515)	—	—
Internal software development costs	(2,511)	(2,379)	(1,841)
Purchases of marketable securities	(52,281)	(48,216)	(54,433)
Proceeds from sales and maturities of marketable securities	49,911	45,002	19,227
Other investing activities	17	30	(515)

Net cash used in investing activities	(8,720)	(67,906)	(134,763)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	—	(106)
Proceeds from exercise of common stock options	457	4,698	16,710
Proceeds from bank debt	—	5,884	24,425
Principal payments on bank debt	(7,500)	(5,125)	(3,963)
Payment of bank loan upfront fees	(200)	(1,370)	—
Principal payments on acquisition-related notes payable	(8,128)	(3,366)	(11,452)
Excess tax benefits from stock-based compensation	156	197	7,458
Withholding taxes related to restricted stock net share settlement	(244)	(417)	—
Repurchases of common stock	(6,157)	(43,948)	—

Net cash (used in) provided by financing activities	(21,616)	(43,447)	33,072

Effect of exchange rate changes on cash and cash equivalents	6	(133)	40
Net increase (decrease) in cash and cash equivalents	21,586	(63,759)	(23,480)
Cash and cash equivalents at beginning of period	68,531	132,290	155,770

Cash and cash equivalents at end of period	$90,117	$68,531	$132,290

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	4,333	3,786	4,128
Cash paid for taxes	2,163	13,721	16,885
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	—	5,096	3,311
Retirement of treasury stock	6,157	51,727	—
Short term payables	2,500	—	—
Purchase of property and equipment	2,041	—	—

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

Revenue Recognition

The Company derives its revenue from two sources: Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”). DMS revenue, which constituted more than 99% in fiscal year 2013, 2012 and 2011, is derived from fees which are earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements (“impressions”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, click, call, customer or impression is delivered to the client provided that no significant obligations remain.

The Company allocates revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price. Due to the unique nature of some of its multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales or third party evidence, therefore the Company may use its best estimate to establish selling prices for these arrangements under the new standard. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

From time to time, the Company may agree to credit a client for certain leads, clicks, calls, customers or impressions if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been within management’s expectations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For a portion of its revenue, the Company has agreements with providers of online media or traffic, publishers, used in the generation of leads, clicks, calls and customers. The Company receives a fee from its clients and pays a fee to publishers as a portion of revenue generated or on a cost per lead, cost per click or cost per thousand impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s clients are recognized as revenue and the fees paid to its publishers are included in cost of revenue.

DSS revenue, which constituted less than 1% in fiscal year 2013, 2012 and 2011, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.

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

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. No client accounted for 10% or more of net accounts receivable or net revenue for either fiscal year 2013 or 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap, short term payables, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related promissory notes and short term payables approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at June 30, 2013 approximate the interest rates implied when these acquisition-related promissory notes and short term payables were originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swaps. The carrying value represents the fair value of the swaps, as adjusted for any non-performance risk associated with the Company at June 30, 2013. The Company believes that the fair value of the term loan approximates its recorded amount at June 30, 2013 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the developments of website content are included in cost of revenue in the accompanying statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized $2.5 million, $1.9 million, and $1.8 million in fiscal years 2013, 2012 and 2011. Amortization of internal software development costs is reflected in cost of revenue.

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

The Company has determined that DMS and DSS constitute two separate reporting units. The Company’s public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of its equity. As a result, the Company determined that this triggered the necessity to conduct an interim goodwill impairment test.

The Company first tested the long-lived assets related to the DMS reporting unit as of December 31, 2012 and, based on the undiscounted cash flows, determined that these assets were not impaired. Additionally, a two-step process was then required to test goodwill impairment. To estimate the fair value for step one, the Company utilized a combination of income and market approaches evenly weighted to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company performed sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected peer companies; evaluated and adjusted, if necessary, based on the Company’s strengths and weaknesses relative to the selected peer companies; and applied to the appropriate historical and/or projected operating data to arrive at a fair value.

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

The Company re-evaluated goodwill for impairment as part of its annual impairment test during the quarter ending June 30, 2013 and determined that there was no indicator of additional impairment for either the DMS or DSS reporting units.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company applies judgment when assessing the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As mentioned in the Goodwill section above, the Company’s public market capitalization sustained a decline after December 31, 2012, to a value below the net book carrying value of its equity. As such, the Company tested its long-lived assets related to the DMS reporting unit as of December 31, 2012 and, based on the undiscounted cash flows, determined that these assets were not impaired. The Company re-evaluated its long-lived assets for impairment as part of its annual impairment test during the quarter ending June 30, 2013 and determined that there was no indicator of impairment.

Advertising Costs

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising costs for fiscal year 2013. Advertising costs were $0.2 million for both fiscal years 2012 and 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales and expenses are denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in other income (expense), net. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains or losses are recorded in other income (expense), net and were not material for any period presented.

Comprehensive Income

Comprehensive income consists of two components, net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net (loss) income. The Company’s comprehensive income (loss) and accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale and unrealized gains and losses on the interest rate swap. Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

Derivative Instrument

During the third quarter of fiscal year 2012, the Company entered into an interest rate swap agreement to hedge the interest rate exposure relating to its borrowing under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management.

The current and noncurrent portion of the interest rate swap is recorded in accrued liabilities and other liabilities, noncurrent, respectively, on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair value of this interest rate swap are recorded in other comprehensive income (loss) because the Company has designated the swap as a cash flow hedge. Gains or losses on the interest rate swap as reported in other comprehensive income (loss) are classified to interest expense in the period the hedged item affects earnings. If the term loan ceases to exist, any associated amounts reported in other comprehensive income (loss) are reclassified to earnings at that time. Any hedge ineffectiveness is recognized immediately in earnings in the current period. Refer to Note 9, Debt, for additional information regarding the Company’s credit facility and interest rate swap.

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

For awards with graded vesting the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to Note 11, Stock Benefit Plans, for additional information regarding stock-based compensation.

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan for fiscal years 2013, 2012 or 2011.

Recent Accounting Pronouncements

In September 2011, the FASB issued an update to the accounting standard for goodwill. The revised standard update allows entities to use a qualitative approach to test goodwill for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. The Company adopted this accounting standard update during the second quarter of fiscal 2013 as a result of its market capitalization sustaining a significant decline subsequent to the quarterly period ended December 31, 2012. The Company determined that it was more-likely-than-not that the fair value of one of its reporting units was less than the carrying amount. As a result, the two-step impairment test related to goodwill was performed as of December 31, 2012. Refer to Note 2, Summary of Significant Accounting Policies, for additional information regarding the two-step impairment test related to goodwill.

In July 2012, the FASB issued an update to the accounting standard for intangibles. The revised standard update allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company plans to adopt this accounting standard update by the fourth quarter of fiscal 2014 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2013, the FASB issued an update to the accounting standard for accumulated other comprehensive income (loss). The revised standard update requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net (loss) income is presented or as a separate disclosure in the notes to the financial statements. This accounting standard update will become effective for the Company in the first quarter of fiscal year 2014.

In July 2013, the FASB issued a new accounting standard update on the financial presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective July 1, 2015 for the Company and it should be applied prospectively to unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The Company is currently assessing the impacts of this new guidance.

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

The following table presents the calculation of basic and diluted net (loss) income per share attributable to common stockholders:

	Years Ended June 30,
	2013	2012	2011
	(in thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(67,372)	$13,001	$27,214

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net (loss) income per share	42,816	45,846	46,222

Diluted:
Weighted average shares of common stock used in computing basic net (loss) income per share	42,816	45,846	46,222
Weighted average effect of dilutive securities:
Stock options	—	1,004	2,845
Restricted stock units	—	9	63

Weighted average shares of common stock used in computing diluted net (loss) income per share	42,816	46,859	49,130

Net (loss) income per share:
Basic	$(1.57)	$0.28	$0.59

Diluted (1)	$(1.57)	$0.28	$0.55

Securities excluded from weighted average shares used in computing diluted net (loss) income per share because the effect would have been anti-dilutive: (2)	9,417	6,749	2,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net loss incurred for the year ended June 30, 2013. The assumed issuance of any additional shares would be anti-dilutive.

(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of June 30, 2013 and 2012, the Company used Level 1 assumptions for its money market funds.

Level 2 — Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2013 and 2012, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposits, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3 — Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2013 and 2012, the Company did not have any Level 3 financial assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial assets and liabilities as of June 30, 2013 and 2012 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$25,544	$25,544
Certificates of deposit	—	16,923	16,923
Money market funds	38,465	—	38,465

	$38,465	$42,467	$80,932

Liabilities:
Acquisition-related promissory notes (1)	$—	$3,875	$3,875
Term loan (1)	—	88,802	88,802
Interest rate swap	—	655	655

	$—	$93,332	$93,332

	Fair Value Measurements as of June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$30,861	$30,861
Certificates of deposit	—	11,470	11,470
Money market funds	21,458	—	21,458

	$21,458	$42,331	$63,789

Liabilities:
Acquisition-related promissory notes (1)	$—	$12,215	$12,215
Term loan (1)	—	95,381	95,381
Interest rate swap	—	1,138	1,138

	$—	$108,734	$108,734

(1)	These liabilities are carried at historical cost on the Company’s consolidated balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of June 30, 2013 and 2012 (in thousands):

	As of June 30, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$25,538	$6	$—	$25,544
Certificates of deposit	16,945	—	22	16,923
Money market funds	38,465	—	—	38,465

	$80,948	$6	$22	$80,932

	As of June 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$30,851	$10	$—	$30,861
Certificates of deposit	11,480	—	10	11,470
Money market funds	21,458	—	—	21,458

	$63,789	$10	$10	$63,789

5. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net are comprised of the following (in thousands):

	June 30,
	2013	2012
Accounts receivable	$40,417	$55,637
Less: Allowance for doubtful accounts	(264)	(424)
Less: Allowance for sales returns	(1,762)	(2,383)

	$38,391	$52,830

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30,
	2013	2012
Computer equipment	$12,293	$10,862
Software	9,145	7,116
Furniture and fixtures	2,780	2,725
Leasehold improvements	1,862	1,891
Internal software development costs	21,108	18,597

	47,188	41,191
Less: Accumulated depreciation and amortization	(37,481)	(32,436)

	$9,707	$8,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $3.3 million, $3.3 million and $3.6 million for fiscal years 2013, 2012 and 2011. Amortization expense related to internal software development costs was $2.2 million, $1.9 million and $1.5 million for fiscal years 2013, 2012 and 2011.

Accrued liabilities

Accrued liabilities are comprised of the following (in thousands):

	June 30,
	2013	2012
Accrued media costs	$14,657	$15,485
Accrued compensation and related expenses and taxes payable	8,179	9,096
Accrued professional service and other business expenses	8,067	4,881

Total accrued liabilities	$30,903	$29,462

6. Acquisitions

Acquisitions in Fiscal Year 2013

The Company did not complete any acquisitions during fiscal year 2013.

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

The asset acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

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

The ITBE acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductible for tax purposes. The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life

Customer/publisher/advertiser relationships	$435	3-5 years
Content	4,540	2-5 years
Website/trade/domain names	1,250	4-8 years
Acquired technology and other	561	4-5 years
Noncompete agreements	87	1-3.5 years
Goodwill	17,443	Indefinite

	$24,316

Acquisitions in Fiscal Year 2011

Acquisition of CarInsurance.com

On November 5, 2010, the Company acquired 100% of the outstanding shares of CarInsurance.com, Inc., a Florida-based online insurance business, and certain of its affiliated companies, in exchange for $49.7 million in cash paid upon closing of the acquisition. The results of CarInsurance.com’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired CarInsurance.com for its capacity to generate online visitors in the financial services market. The total purchase price recorded was as follows:

Amount
(in thousands)
Cash	$49,655

The CarInsruance.com acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

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

$35,483

The Insurance.com acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

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

	$10,050

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and other companies that were acquired since the beginning of fiscal year 2012. The pro forma financial information includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets and the related tax effects as though the aforementioned companies were acquired as of the beginning of fiscal year 2012. There were no acquisitions during fiscal year 2013; as such the results of operations for the Company’s acquisitions are included in the results of operations for the Company for fiscal year 2013. The unaudited pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal year 2012.

Fiscal Year Ended June 30, 2012
(in thousands)
Net revenue	$378,895
Net (loss) income	13,608
Basic net (loss) income per share	$0.30
Diluted net (loss) income per share	$0.29

7. Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	June 30, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$37,035	$(28,321)	$8,714	$37,045	$(23,017)	$14,028
Content	62,028	(43,054)	18,974	62,076	(34,430)	27,646
Website/trade/domain names	31,597	(17,403)	14,194	31,615	(12,815)	18,800
Acquired technology and others	36,425	(27,821)	8,604	31,477	(19,507)	11,970

	$167,085	$(116,599)	$50,486	$162,213	$(89,769)	$72,444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of intangible assets was $26.8 million, $26.0 million and $22.2 million for fiscal years 2013, 2012 and 2011.

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

Amortization expense for the Company’s acquisition-related intangible assets as of June 30, 2013 for each of the next five years and thereafter is as follows (in thousands):

Year Ending June 30,
2014	$19,525
2015	12,329
2016	8,764
2017	6,043
2018	2,199
Thereafter	1,626

$50,486

The changes in the carrying amount of goodwill for fiscal years 2013 and 2012 were as follows (in thousands):

	DMS	DSS	Total
Balance at June 30, 2011	$210,625	$1,231	$211,856
Additions	31,440	—	31,440
Other	(247)	—	(247)

Balance at June 30, 2012	$241,818	$1,231	$243,049

Additions	—	—	—
Other	(243)	—	(243)
Impairment	(92,350)	—	(92,350)

Balance at June 30, 2013	$149,225	$1,231	$150,456

The additions to goodwill relate to the Company’s acquisitions as described in Note 6, Acquisitions, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors. Any change in goodwill amounts resulting from foreign currency translation are presented as “Other” in the above table. The impairment charge recorded during fiscal year 2013 is described in Note 2, Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
US	$(89,087)	$23,957	$44,270
Foreign	(4,886)	175	831

	$(93,973)	$24,132	$45,101

The components of the (benefit from) provision for taxes are as follows (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Current
Federal	$3,388	$10,417	$18,581
State	577	413	2,741
Foreign	365	291	186

Total current provision for income taxes	4,330	11,121	21,508
Deferred
Federal	$(29,763)	$(719)	$(3,260)
State	(1,249)	664	(324)
Foreign	81	65	(37)

Total deferred (benefit from) provision for income taxes	(30,931)	10	(3,621)

(Benefit from) provision for income taxes	$(26,601)	$11,131	$17,887

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
Federal tax rate	35.0%	35.0%	35.0%
States taxes, net of federal benefit	0.9%	3.7%	3.2%
Foreign rate differential	(1.1)%	—	—
Stock-based compensation expense	(1.7)%	8.2%	2.8%
Change in valuation allowance	(1.0)%	—	—
Impairment of goodwill	(4.6)%	—	—
Other	0.8%	(0.8)%	(1.3)%

Effective income tax rate	28.3%	46.1%	39.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the current and long-term deferred tax assets, net are as follows (in thousands):

	Fiscal Year Ended June 30,
	2013	2012
Current:
Reserves and accruals	$2,883	$5,432
Stock options	2,647	2,044
Deferred revenue	95	35
Other	1,128	154

Total current deferred tax assets	$6,753	$7,665

Noncurrent:
Reserves and accruals	$2,067	$—
Stock options	7,942	6,131
Intangible assets	32,669	3,442
Fixed assets	(1,442)	(1,626)
Foreign	—	6
Other	—	493

Total noncurrent deferred tax assets	41,236	8,446
Valuation allowance	(947)	—

Noncurrent deferred tax assets, net	$40,289	$8,446

Total deferred tax assets, net	$47,042	$16,111

Management periodically evaluates the realizability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. Based on the history of losses and the continued investment in the India operations, it is more likely than not the deferred tax assets will not be realized in the foreseeable future. As of June 30, 2013, the Company determined that a valuation allowance of $0.9 million is required on the deferred tax assets of the India subsidiary.

As of June 30, 2013, the Company had no operating loss carry-forwards for federal or state income tax purposes. The Company has California research and development tax credit carry-forwards of approximately $1.0 million to offset future state taxable income. The state research and development tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

United States federal income taxes have not been provided for the $1.8 million of cumulative undistributed earnings of the Company’s foreign subsidiaries as of June 30, 2013. The Company’s present intention is that such undistributed earnings be permanently reinvested offshore, with the exception of the undistributed earnings of its Canadian subsidiary. The Company would be subject to additional United States taxes if these earnings were repatriated. The amount of the unrecognized deferred income tax liability related to these earnings is not practical to estimate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Balance at the beginning of the year	$2,436	$2,312	$2,014
Gross increases - current period tax positions	389	351	493
Gross increases - prior period tax positions	132	—	—
Reductions as a result of lapsed statute of limitations	(265)	(227)	(195)

Balance at the end of the year	$2,692	$2,436	$2,312

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s benefit from (provision for) income taxes. As of June 30, 2013, the Company has accrued $0.7 million for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on the Company’s consolidated balance sheet.

As of June 30, 2013, unrecognized tax benefits of $2.7 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2008. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. As of June 30, 2013, the tax years 2010 through 2012 remain open in the U.S., the tax years 2008 through 2012 remain open in the various state jurisdictions, and the tax years 2008 through 2012 remain open in various foreign jurisdictions.

9. Debt

Promissory Notes

The Company did not issue any promissory notes in fiscal year 2013. During fiscal years 2012 and 2011, the Company issued total promissory notes for the acquisition of businesses of $5.1 million and $3.3 million net of imputed interest amounts of $0.1 million and $0.2 million. All of the promissory notes are non-interest-bearing. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. Accretion of promissory notes of $0.1 million, $0.3 million and $0.5 million was recorded as interest expense during fiscal years 2013, 2012 and 2011. Certain of the promissory notes are collateralized by the assets acquired with respect to which the notes were issued.

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

On February 15, 2013, the Company entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment to the Second Loan Agreement”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Second Loan Agreement; and (2) reduce the $200.0 million five-year revolving credit line portion of the facility to $100.0 million, effective as of February 15, 2013.

Borrowings under the Second Loan Agreement are secured by substantially all of the Company’s assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies based upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net (loss) income less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the list of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

The Second Loan Agreement expires in November 2016. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends, and also requires the Company to comply with other nonfinancial covenants. In addition, the Company is required to maintain financial ratios computed as follows:

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

The Company was in compliance with the covenants of the Second Loan Agreement, as amended by the First Amendment, as of June 30, 2013. The Company was in compliance with the covenants of the Second Loan Agreement as of June 30, 2012.

Upfront arrangement fees incurred in connection with the First Amendment totaled $0.2 million and were deferred and will be amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, during the third quarter of fiscal 2013 the Company accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs.

As of June 30, 2013 and June 30, 2012, $90.0 million and $97.5 million were outstanding under the term loan. There were no outstanding balances under the revolving credit line as of June 30, 2013 or 2012.

Interest Rate Swap

As discussed in the derivative instrument section in Note 2, Summary of Significant Accounting Policies, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term debt. The swap encompasses the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal amount totaling $85.0 million in January, 2014 and amortizing to $35.0 million in November 2016. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At June 30, 2013, the Company had approximately $85.0 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2013, the fair value of the interest rate swap liability was $0.7 million, of which $0.6 million was classified in current accrued liabilities and $0.1 million was classified as noncurrent other liabilities, and the hedge effective portion of the interest rate swap was $0.7 million.

Debt Maturities

The maturities of debt as of June 30, 2013 were as follows (in thousands):

Year Ending June 30,	Promissory Notes	Credit Facility
2014	$3,364	$12,500
2015	560	17,500
2016	50	20,000
2017	—	40,000
2018	—	—

	3,974	90,000
Less: imputed interest and unamortized discounts	(99)	(1,198)
Less: current portion	(3,286)	(12,142)

Noncurrent portion of debt	$589	$76,660

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

10. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through fiscal year 2018. Rent expense for fiscal years 2013, 2012 and 2011 was $3.4 million, $3.4 million and $3.3 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2013 were as follows (in thousands):

Year Ending June 30,	Operating Leases
2014	$3,556
2015	3,310
2016	3,191
2017	2,748
2018	2,792
Thereafter	936

$16,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2010, the Company entered into a lease agreement for its corporate headquarters located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The Company has the option to extend the term of the lease twice by one additional year. The monthly base rent was abated for the first year of the lease, was $0.1 million in the second year and is $0.2 million in the current lease year. In the following years the monthly base rent will increase approximately 3% annually.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2013 and June 30, 2012.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third party publishers, and for third-party claims that a Company product infringed upon a third party’s intellectual property rights. Where applicable, the Company generally limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements but in some cases survives for a short period of time after termination of the agreement.

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2013 and 2012.

Litigation

In November 2012, the Company entered into a confidential Settlement and Release Agreement (“SRA”) with LendingTree, LLC (“Lending Tree”), under which the Company and its wholly owned subsidiaries and Lending Tree mutually released the claims against each other and the Company and its wholly owned subsidiaries licensed two of Lending Tree’s patents. Lending Tree and the Company filed a Stipulation of Dismissal Without Prejudice with the United States District Court, Western Division of North Carolina, Charlotte Division on November 26, 2012. The court issued an Order of Dismissal Without Prejudice on January 3, 2013.

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California, seeking a judgment that the Company had infringed a patent held by IPC. The Company received the related summons and complaint from IPC in March 2013. On May 3, 2013, the Company filed a Motion to Dismiss with the Court, which is scheduled to be heard in October 2013. While the Company denies IPC’s claims, there can be no assurance that the Company will prevail in this matter, and any adverse ruling may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees defending the action until it is resolved. There is a reasonable possibility that a loss may be incurred, however, an estimate of the loss or potential range of loss, if any, associated with the litigation cannot be made as of the filing date of this annual report.

In August 2011, the attorneys general of a number of states sent a letter of inquiry regarding marketing services that the Company provides to for-profit schools. The marketing services at issue relate to the Company’s websites, such as www.gibill.com, www.armystudyguide.com, and others, whose intended audience comprises service members and veterans of the United States military. The attorneys general expressed concerns that the websites could mislead consumers into believing that the websites are affiliated with the government or that the featured schools are the only ones that accept scholastic subsidies (such as through the GI Bill) from service members and veterans and may thus violate the consumer protection laws of the respective States. Subsequently, the attorneys general initiated a civil investigative demand, requesting information about the Company’s marketing, pricing structure, business relationships, and financial data with respect to the for-profit schools that appear on www.gibill.com and similar websites. In June 2012, the Company entered into an Assurance of Voluntary Compliance agreement (the “Agreement”) with the attorneys general. Under the Agreement, the Company donated the URL “GIBill.com” to the United States Department of Veterans Affairs. The Company also agreed to pay a total of $2.5 million to the settling states to reimburse them for the cost of the investigation and negotiating process, and further agreed to provide expanded disclosures on other military-oriented and education-related websites. The Company believes it is in material compliance with the terms of the Agreement as of June 30, 2013.

11. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2013, 2012 and 2011, the Company recorded stock-based compensation expense of $12.0 million, $13.0 million, and $14.0 million resulting in the recognition of related excess tax benefits (loss) of $0.1 million, $0.7 million and $7.3 million. The Company included as part of cash flows from financing activities a gross benefit of tax deductions of $0.2 million, $0.2 million and $7.5 million in fiscal years 2013, 2012 and 2011 related to stock-based compensation.

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

To date, the Company has issued only ISOs, NQSOs and restricted stock units under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. Restricted stock units granted to employees prior to fiscal year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013 generally vest over five years of continuous service, with 15 percent of the restricted stock units vesting on the one-year anniversary of the date of grant, 60 percent vesting in equal quarterly installments over the following three years and the remaining 25 percent vesting in equal quarterly installments over the last year of the vesting period. Restricted stock units granted to employees starting in fiscal year 2013 generally vest over four years of continuous service, with 25 percent of the restricted stock units vesting on the one-year anniversary of the date of grant and 6.25% vesting quarterly thereafter for the next 12 quarters.

An aggregate of 7,066,183 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2013, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance is increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 4,274,528 shares available for issuance under the 2010 Incentive Plan as of June 30, 2013.

In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of NQSOs and restricted stock units to non-employee directors and also provides for the discretionary grant of NQSOs and restricted stock units. Stock options granted to new non-employee directors vest in equal monthly installments over four years; annual grants to existing directors vest in equal monthly installments over one year and the initial and annual RSU grants vest quarterly over a period of four years.

An aggregate of 1,170,000 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2013. This amount is increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 763,873 shares available for issuance under the Directors’ Plan as of June 30, 2013.

Valuation Assumptions

The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. The Company calculates the weighted average expected life of options using the simplified method pursuant to the accounting guidance for share-based payments as it does not have sufficient historical exercise experience. Since the Company does not have extensive trading history, the Company estimates the expected volatility of its common stock based primarily on its historical volatility and partially on the historical volatility of comparable public companies over the stock option’s expected term. The Company has no history or expectation of paying dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock options.

The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options in fiscal years 2013, 2012 and 2011 were as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
Expected term (in years)	4.6	4.6	4.6
Expected volatility	54%	55%	54%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.7%	1.1%	1.7%
Grant date fair value	$3.82	$5.31	$7.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date.

Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

Stock Option Award Activity

The following table summarizes the stock option award activity under the Plans from June 30, 2011 to June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	9,348,535	$10.73
Granted	2,634,850	11.39
Exercised	(525,995)	8.93
Forfeited	(1,120,227)	12.91
Expired	(624,847)	12.75

Outstanding at June 30, 2012	9,712,316	$10.62	4.09	$6,731,857

Granted	1,450,662	8.52
Exercised	(120,508)	3.79
Forfeited	(612,138)	10.87
Expired	(390,882)	12.65

Outstanding at June 30, 2013	10,039,450	$10.31	3.39	$5,693,691

Vested and expected-to-vest at June 30, 2013 (1)	9,407,471	$10.25	3.26	$5,513,748

Vested and exercisable at June 30, 2013	7,799,327	$10.21	2.77	$4,907,350

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes additional information regarding outstanding and exercisable stock options at June 30, 2013.

	Options Outstanding			Options Exercisable
Range or Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$2.00-$6.38	1,299,055	1.65	$5.05	1,209,055	$4.98
$6.59-$9.00	802,695	4.51	$7.37	499,566	$7.69
$9.01-9.01	1,908,672	2.91	$9.01	1,863,528	$9.01
$9.40-$9.64	1,149,242	5.23	$9.58	296,742	$9.40
$9.81-$9.91	97,705	3.35	$9.90	87,590	$9.91
$10.28-$10.28	1,687,714	1.65	$10.28	1,687,672	$10.28
$10.34-$11.26	440,624	4.07	$10.85	422,987	$10.84
$11.67-$11.67	1,313,816	4.96	$11.67	619,606	$11.67
$12.43-$19.00	1,139,927	3.83	$17.44	991,748	$17.58
$22.51-$22.51	200,000	4.58	$22.51	120,833	$22.51

$2.00-$22.51	10,039,450	3.39	$10.31	7,799,327	$10.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised during fiscal years 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
	2013	2012	2011
Intrinsic value	$423	$1,197	$25,795
Cash received	457	4,697	16,967
Tax benefit	113	511	9,612

As of June 30, 2013, there was $10.0 million of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.48 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Plans from June 30, 2011 to June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	404,760	$14.29	2.13	$5,254

Granted	214,749	11.37
Vested	(99,471)	10.92
Forfeited	(140,483)	13.66

Outstanding at June 30, 2012	379,555	$13.76	1.95	$3,515

Granted	1,658,613	8.75
Vested	(87,578)	6.95
Forfeited	(290,381)	10.41

Outstanding at June 30, 2013	1,660,209	$9.70	1.47	$14,328

As of June 30, 2013, there was $11.4 million of total unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted average period of 3.14 years.

12. Stockholders’ Equity

Stock Repurchases

On November 3, 2011, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $50.0 million of its outstanding shares of its common stock. During fiscal year 2012, the Company repurchased 4,753,919 shares of its common stock for a total of $45.0 million. The Company completed its repurchase program during the first quarter of fiscal year 2013, purchasing 509,565 shares of its common stock for $5.0 million. The Company repurchased an aggregate of 5,263,484 shares of its common stock at a weighted average price of $9.50 per share. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan.

Retirement of Treasury Stock

During the fiscal year ended 2013, the Company retired 638,365 shares of treasury stock, with a carrying value of approximately $6.2 million. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method. The Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting policy upon the retirement of treasury stock is to deduct its par value from common stock, reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued and any remaining excess of cost as a deduction from retained earnings.

During the fiscal year ended 2012, the Company retired 6,802,571 shares of treasury stock, with a carrying value of approximately $51.7 million. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock, reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued and any remaining amount as a deduction from retained earnings.

13. Related Party Transactions

Katrina Boydon, the sister of Bronwyn Syiek, the Company’s President, served as the Company’s Vice President of Content and Compliance until August 15, 2013. In fiscal years 2013, 2012 and 2011, Ms. Boydon received a base salary of $230,000, $214,000 and $203,000 per year and a bonus payout of $40,000, $60,000 and $69,000. In fiscal years 2013 and 2012, Ms. Boydon was granted options to purchase an aggregate of 22,500 shares and 40,000 shares of the Company’s common stock. From July 1, 2013 through August 15, 2013 Ms. Boydon received compensation of $61,000 for her services.

From March 2009 through January 2012, Rian Valenti, the son of Doug Valenti, the Company’s Chief Executive Officer and Chairman, served as a client strategy and development senior manager. In fiscal years 2012 and 2011, Mr. Rian Valenti received a base salary of $41,000 and $62,000 per year and a commission payout of $28,000 and $32,000. In fiscal year 2012 and 2011, Mr. Rian Valenti was granted 1,250 restricted stock units and 750 restricted stock units of the Company’s common stock.

In fiscal year 2012, the Company’s president, Bronwyn Syiek, informed QuinStreet that she desired to start a company using her own resources that would develop and offer websites serving local community groups. The Company had previously explored a similar business opportunity and had concluded that the opportunity was not consistent with its business direction and did not address a sufficiently large market to justify further investment. Accordingly, the Company had discontinued its investment in this business opportunity in fiscal year 2011. During the time that the Company considered this business opportunity and tested the market with a product offering, Ms. Syiek, within the scope of her employment by QuinStreet, gained certain know-how about the community-based website business. In January 2012, Ms. Syiek’s proposal to pursue the business opportunity herself was presented to the Company’s Board of Directors for their consideration under the Company’s Related Person Transactions Policy. The Board of Directors, with Mr. Valenti and Ms. Syiek abstaining, concluded that Ms. Syiek’s proposal did not present a conflict of interest and directed management to negotiate agreements to document the arrangement. On August 23, 2012, the Company, Ms. Syiek and TownB Corporation, a company founded and substantially owned by Ms. Syiek, entered into a License and Investment Agreement pursuant to which QuinStreet provided TownB with a license to Ms. Syiek’s community-based website business know-how and QuinStreet received a 15% ownership interest in TownB, preemptive rights to maintain its ownership level and a right of first refusal in the event that Ms. Syiek chooses to sell her shares or TownB should be sold. Other than the know-how held by Ms. Syiek, no other Company intellectual property has been licensed to TownB or Ms. Syiek. The Company believes that both the know-how licensed, and the minority interest and associated rights in TownB that the Company received, have nominal fair market value.

On April 22, 2013, the Company entered into an agreement (the “Transition Agreement”) with Bronwyn Syiek, the Company’s President, which provides for the transition and conclusion of Ms. Syiek’s employment with the Company. Pursuant to the Transition Agreement, Ms. Syiek will continue to work full time as the Company’s President at her current base salary through September 30, 2013. Ms. Syiek was eligible for, and received, a bonus for fiscal year 2013. From October 1, 2013 until April 1, 2014, Ms. Syiek will continue to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

serve as the Company’s President and work part time at her current base salary but will not be eligible for a bonus for fiscal year 2014. Ms. Syiek or the Company may terminate her employment at any time, for any reason, subject to a maximum severance payment of two months of base salary. The terms of the Transition Agreement are contingent on Ms. Syiek signing a release agreement. If Ms. Syiek’s employment is not terminated before April 1, 2014, and provided that Ms. Syiek signs a release agreement, Ms. Syiek may enter into a 12-month consulting agreement with the Company, in consideration for which her “Continuous Service” (as defined in the Company’s 2010 Equity Incentive Plan) would continue for certain of her equity awards. Ms. Syiek or the Company could terminate the consulting agreement at any time and for any reason during the consulting period. Ms. Syiek would not receive cash compensation under the consulting agreement.

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

The Company determined its operating segments to be DMS, which derives revenue from fees earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, impressions, and DSS, which derives revenue from the sale of direct selling services through a hosted solution. The Company’s reportable and operating segments consist of DMS and DSS. The accounting policies of the two reportable and operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

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

Summarized information by segment was as follows (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Net revenue by segment:
DMS	$304,085	$369,023	$401,703
DSS	1,016	1,445	1,318

Total net revenue	305,101	370,468	403,021

Segment operating income before depreciation, amortization, stock-based compensation expense, and goodwill impairment:
DMS	47,316	71,840	89,590
DSS	556	808	721

Total segment operating income before depreciation, amortization, stock-based compensation expense, and goodwill impairment	47,872	72,648	90,311
Depreciation and amortization	(32,325)	(31,150)	(27,272)
Stock-based compensation expense	(12,016)	(12,996)	(13,950)
Impairment of goodwill	(92,350)	—	—

Total operating (loss) income	$(88,819)	$28,502	$49,089

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Net revenue:
United States	$302,178	$369,081	$401,673
International	2,923	1,387	1,348

Total net revenue	$305,101	$370,468	$403,021

	June 30,	June 30,
	2013	2012
Property and equipment, net:
United States	$9,502	$8,493
International	205	262

Total property and equipment, net	$9,707	$8,755

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class I Directors,” “Board of Directors,” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2013.

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference from the section to be titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants. We will make any required disclosure of future amendments to our Code of Business Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on the investor relations page of our corporate website (www.quinstreet.com).

Item 11. Executive Compensation

The information required by this item will be set forth in the sections to be titled “Report of the Compensation Committee,” “Board of Directors” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

Allowance for doubtful accounts receivables, sales returns and the valuation allowance (in thousands):

	Balance at the beginning of the year	Charged to expenses/ against the revenue	Write-offs Net of Recoveries	Balance at the end of the year
Accounts receivable and sales returns
Fiscal year 2011	$2,758	$1,156	$(1,191)	$2,723
Fiscal year 2012	$2,723	$2,185	$(2,101)	$2,807
Fiscal year 2013	$2,807	$97	$(878)	$2,026

Deferred Tax Asset Valuation Allowance
Fiscal year 2013	$—	$947	$—	$947

Note: Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales credits are charged against revenue.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit No.	Description of Exhibit

2.1(8)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.

3.1(6)	Amended and Restated Certificate of Incorporation.

3.2(7)	Amended and Restated Bylaws.

4.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.

4.2(1)	Second Amended and Restated Investor Rights Agreement, by and between QuinStreet, Inc., Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.

10.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.

10.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).

10.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).

10.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).

10.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

10.6(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).

10.7(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).

10.8(17)+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).

10.9(17)+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).

10.10*+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors)

10.11(13)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.

10.12(14)+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.13(15)+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.14(11)+	Form of Incremental Bonus Plan.

10.15(12)+	Annual Incentive Plan.

10.16(9)	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.

10.17(18)	First Amendment to Credit Agreement and Amendment to Guaranty dated as of February 15, 2013.

Exhibit No.	Description of Exhibit

10.18(5)	Office Lease Metro Center, dated as of February 24, 2010, between the registrant and CA-Metro Center Limited Partnership.

10.19(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.

10.20(10)	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.

10.21(19)	License and Investment Agreement by and among QuinStreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.

10.22(16)	Transition Agreement dated April 22, 2013 between the Company and Bronwyn Syiek.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.

(2)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(4)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.

(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(8)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on November 8, 2010.

(9)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on November 8, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on June 27, 2012.

(11)	Incorporated by reference to Exhibit 10.11 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 30, 2011.

(12)	Incorporated by reference to Exhibit 10.12 to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No.333-163228) filed on January 14, 2010.

(13)	Incorporated by reference to Exhibit 10.8 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No.333-163228) filed on December 22, 2009.

(14)	Incorporated by reference to Exhibit 10.9 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No.333-163228) filed on December 22, 2009.

(15)	Incorporated by reference to Exhibit 10.10 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No.333-163228) filed on December 22, 2009.

(16)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on April 23, 2013.

(17)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 23, 2012.

(18)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on February 15, 2013

(19)	Incorporated by reference to Exhibit 10.19 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628 filed on August 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2013.

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

Signature	Title	Date

/s/ Douglas Valenti Douglas Valenti	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 20, 2013

/s/ Kenneth Hahn Kenneth Hahn	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	August 20, 2013

/s/ Gregory Wong Gregory Wong	Chief Accounting Officer and Vice President, Finance (Principal Accounting Officer)	August 20, 2013

/s/ William Bradley William Bradley	Director	August 20, 2013

/s/ Robin Josephs Robin Josephs	Director	August 20, 2013

/s/ John G. McDonald John G. McDonald	Director	August 20, 2013

/s/ Gregory Sands Gregory Sands	Director	August 20, 2013

/s/ James Simons James Simons	Director	August 20, 2013

/s/ Dana Stalder Dana Stalder	Director	August 20, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(8)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.

3.1(6)	Amended and Restated Certificate of Incorporation.

3.2(7)	Amended and Restated Bylaws.

4.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.

4.2(1)	Second Amended and Restated Investor Rights Agreement, by and between QuinStreet, Inc., Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.

10.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.

10.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).

10.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).

10.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).

10.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

10.6(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).

10.7(2)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).

10.8(17)+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).

10.9(17)+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).

10.10*+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors)

10.11(13)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.

10.12(14)+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.13(15)+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.14(11)+	Form of Incremental Bonus Plan.

10.15(12)+	Annual Incentive Plan.

10.16(9)	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.

10.17(18)	First Amendment to Credit Agreement and Amendment to Guaranty dated as of February 15, 2013.

Exhibit No.	Description of Exhibit

10.18(5)	Office Lease Metro Center, dated as of February 24, 2010, between the registrant and CA-Metro Center Limited Partnership.

10.19(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.

10.20(10)	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.

10.21(19)	License and Investment Agreement by and among QuinStreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.

10.22(16)	Transition Agreement dated April 22, 2013 between the Company and Bronwyn Syiek.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.

(2)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(4)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.

(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(8)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on November 8, 2010.

(9)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on November 8, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on June 27, 2012.

(11)	Incorporated by reference to Exhibit 10.11 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 30, 2011.

(12)	Incorporated by reference to Exhibit 10.12 to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(13)	Incorporated by reference to Exhibit 10.8 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(14)	Incorporated by reference to Exhibit 10.9 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(15)	Incorporated by reference to Exhibit 10.10 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(16)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on April 23, 2013.

(17)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 23, 2012.

(18)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on February 15, 2013.

(19)	Incorporated by reference to Exhibit 10.19 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628 filed on August 23, 2012.