Form 10-Q
period 2013-09-30
QUINSTREET, INC
filed 2013-11-06
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of common stock outstanding as of October 31, 2013: 43,394,252

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2013	2013
Assets
Current assets
Cash and cash equivalents	$88,295	$90,117
Marketable securities	38,363	37,847
Accounts receivable, net	40,320	38,391
Deferred tax assets	6,760	6,753
Prepaid expenses and other assets	3,964	4,623

Total current assets	177,702	177,731
Property and equipment, net	10,946	9,707
Goodwill	150,456	150,456
Other intangible assets, net	45,442	50,486
Deferred tax assets, noncurrent	40,260	40,289
Other assets, noncurrent	963	878

Total assets	$425,769	$429,547

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,593	$18,722
Accrued liabilities	26,976	30,903
Deferred revenue	1,405	1,638
Debt	16,571	15,428

Total current liabilities	65,545	66,691
Deferred revenue, noncurrent	33	239
Debt, noncurrent	73,104	77,249
Other liabilities, noncurrent	6,311	6,473

Total liabilities	144,993	150,652

Commitments and contingencies (See Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 43,263,272 and 42,886,884 shares issued, and 43,263,272 and 42,886,884 shares outstanding at September 30, 2013 and June 30, 2013, respectively	43	43
Additional paid-in capital	229,882	226,857
Accumulated other comprehensive loss	(1,217)	(1,012)
Retained earnings	52,068	53,007

Total stockholders’ equity	280,776	278,895

Total liabilities and stockholders’ equity	$425,769	$429,547

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net revenue	$76,961	$78,626
Cost of revenue (1)	63,592	65,190

Gross profit	13,369	13,436
Operating expenses: (1)
Product development	5,159	4,893
Sales and marketing	4,156	3,691
General and administrative	4,134	3,926

Operating (loss) income	(80)	926
Interest income	27	28
Interest expense	(1,026)	(1,012)
Other (expense) income, net	(19)	46

Loss before income taxes	(1,098)	(12)
Benefit from (provision for) taxes	159	(125)

Net loss	$(939)	$(137)

Net loss per share:
Basic	$(0.02)	$(0.00)

Diluted	$(0.02)	$(0.00)

Weighted average shares used in computing net loss per share
Basic	43,117	42,812
Diluted	43,117	42,812

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$874	$923
Product development	732	693
Sales and marketing	770	765
General and administrative	659	389

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net loss	$(939)	$(137)
Other comprehensive loss
Unrealized gain on investments	6	4
Foreign currency translation adjustment	(75)	253
Interest rate swap
Change in unrealized loss	(137)	(398)
Less: reclassification adjustment for loss included in net loss	—	(146)

Net change	(137)	(544)

Other comprehensive loss	(206)	(287)

Comprehensive loss	$(1,145)	$(424)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(939)	$(137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,676	8,279
Provision for sales returns and doubtful accounts receivable	(275)	(316)
Stock-based compensation	3,035	2,770
Excess tax benefits from stock-based compensation	(96)	(24)
Other non-cash adjustments, net	289	75
Changes in assets and liabilities:
Accounts receivable	(1,654)	8,323
Prepaid expenses and other assets	659	(9)
Other assets, noncurrent	(86)	57
Deferred taxes	22	—
Accounts payable	2,156	(2,754)
Accrued liabilities	(5,304)	(5,926)
Deferred revenue	(439)	(309)
Other liabilities, noncurrent	(162)	342

Net cash provided by operating activities	3,882	10,371

Cash Flows from Investing Activities
Capital expenditures	(1,190)	(291)
Other intangibles	(95)	—
Internal software development costs	(657)	(651)
Purchases of marketable securities	(12,978)	(14,862)
Proceeds from sales and maturities of marketable securities	12,218	12,149

Net cash used in investing activities	(2,702)	(3,655)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	993	236
Principal payments on bank debt	(2,500)	(1,250)
Principal payments on acquisition-related notes payable	(523)	(3,568)
Excess tax benefits from stock-based compensation	96	24
Withholding taxes related to restricted stock net share settlement	(1,039)	(101)
Repurchases of common stock	—	(6,157)

Net cash used in financing activities	(2,973)	(10,816)

Effect of exchange rate changes on cash and cash equivalents	(29)	17
Net decrease in cash and cash equivalents	(1,822)	(4,083)
Cash and cash equivalents at beginning of period	90,117	68,531

Cash and cash equivalents at end of period	$88,295	$64,448

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	968	703
Cash paid for taxes	130	182
Supplemental Disclosure of Noncash Investing and Financing Activities
Retirement of treasury stock	—	6,157

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2013 and for the three months ended September 30, 2013 and 2012 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the SEC on August 20, 2013. The condensed consolidated balance sheet at June 30, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at September 30, 2013, its condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012, its condensed consolidated statements of comprehensive loss for the three months ended September 30, 2013 and 2012, and its condensed consolidated statements of cash flows for the three months ended September 30, 2013 and 2012. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no significant changes in the accounting policies subsequent to June 30, 2013.

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three months ended September 30, 2013 or for the same period in fiscal year 2013. No client accounted for 10% or more of net accounts receivable as of September 30, 2013 or June 30, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S. municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair values of acquisition-related promissory notes approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at September 30, 2013 approximate the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swaps. The carrying value represents the fair value of the swaps, as adjusted for any non-performance risk associated with the Company at September 30, 2013. The Company believes that the fair value of the term loan approximates its recorded amount at September 30, 2013 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2013, the FASB issued an update to the accounting standard for accumulated other comprehensive loss. The revised standard update requires entities to present information about significant items reclassified out of accumulated other comprehensive loss by component either on the face of the statement where net loss is presented or as a separate disclosure in the notes to the financial statements. The Company’s adoption of the new guidance in the first quarter of fiscal year 2014 did not have a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued a new accounting standard update on the financial presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective July 1, 2014 for the Company and it should be applied prospectively to unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The Company does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

3. Net Loss Attributable to Common Stockholders and Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	September 30,
	2013	2012
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(939)	$(137)

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net loss per share	43,117	42,812

Diluted:
Weighted average shares of common stock used in computing basic net loss per share	43,117	42,812
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—

Weighted average shares of common stock used in computing diluted net loss per share	43,117	42,812

Net loss per share:
Basic	$(0.02)	$(0.00)

Diluted (1)	$(0.02)	$(0.00)

Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	7,463	7,299

(1)	Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net loss incurred for the quarter ended September 30, 2013 and 2012. The assumed issuance of any additional shares would be anti-dilutive.
(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1	—	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of September 30, 2013, the Company used Level 1 assumptions for its money market funds.

Level 2	—	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2013, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposit, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3	—	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2013, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of September 30, 2013 and June 30, 2013 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2013 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
U.S. municipal securities	$—	$23,421	$23,421
Certificates of deposit	—	19,044	19,044
Money market funds	38,587	—	38,587

	$38,587	$42,465	$81,052

Liabilities:
Acquisition-related promissory notes (1)	$—	$3,283	$3,283
Term loan (1)	—	86,392	86,392
Interest rate swap	—	791	791

	$—	$90,466	$90,466

	Fair Value Measurements as of June 30, 2013 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
U.S. municipal securities	$—	$25,544	$25,544
Certificates of deposit	—	16,923	16,923
Money market funds	38,465	—	38,465

	$38,465	$42,467	$80,932

Liabilities:
Acquisition-related promissory notes (1)	$—	$3,875	$3,875
Term loan (1)	—	88,802	88,802
Interest rate swap	—	655	655

	$—	$93,332	$93,332

(1)	These liabilities are carried at historical cost on the Company’s consolidated balance sheet.

Marketable Securities

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Investments with maturities greater than three months at the date of purchase are classified as marketable securities. The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss within stockholders’ equity.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of September 30, 2013 and June 30, 2013 (in thousands):

	As of September 30, 2013
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$23,415	$6	$—	$23,421
Certificates of deposit	19,060	—	16	19,044
Money market funds	38,587	—	—	38,587

	$81,062	$6	$16	$81,052

	As of June 30, 2013
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$25,538	$6	$—	$25,544
Certificates of deposit	16,945	—	22	16,923
Money market funds	38,465	—	—	38,465

	$80,948	$6	$22	$80,932

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of September 30, 2013 and June 30, 2013, the Company did not hold securities that had maturity dates greater than one year.

5. Acquisitions

The Company did not complete any acquisitions during the three months ended September 30, 2013 or in fiscal year 2013.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	September 30, 2013			June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$37,027	$(29,048)	$7,979	$37,035	$(28,321)	$8,714
Content	61,985	(45,054)	16,931	62,028	(43,054)	18,974
Website/trade/domain names	31,582	(18,439)	13,143	31,597	(17,403)	14,194
Acquired technology and others	36,569	(29,180)	7,389	36,425	(27,821)	8,604

	$167,163	$(121,721)	$45,442	$167,085	$(116,599)	$50,486

Amortization of intangible assets was $5.1 million and $6.9 million in the three months ended September 30, 2013 and 2012.

Future amortization expense for the Company’s intangible assets as of September 30, 2013 was as follows (in thousands):

Year Ending June 30,	Amortization
2014 (remaining nine months)	$14,401
2015	12,365
2016	8,800
2017	6,048
2018	2,197
Thereafter	1,631

$45,442

The change in the carrying amount of goodwill for the Company’s Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”) segments, discussed in Note 10, Segment Information, for the three months ended September 30, 2013 was as follows (in thousands):

	DMS	DSS	Total
Balance at June 30, 2013	$149,225	$1,231	$150,456
Additions	—	—	—

Balance at September 30, 2013	$149,225	$1,231	$150,456

In the three months ended September 30, 2013, there were no additions to goodwill as the Company did not complete any acquisitions during the period.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt

Credit Facility

In November 2011, the Company entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200 million five-year revolving credit line.

On February 15, 2013, the Company entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment to the Second Loan Agreement”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5 million for the life of the Second Loan Agreement; and (2) reduce the $200 million five-year revolving credit line portion of the facility to $100 million, effective as of February 15, 2013.

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

The Company was in compliance with the covenants of the Second Loan Agreement, as amended by the First Amendment, as of September 30, 2013 and June 30, 2013.

The outstanding amount under the term loan at September 30, 2013 and June 30, 2013 was $87.5 million and $90 million. There were no outstanding balances under the revolving credit line at September 30, 2013 or June 30, 2013.

Interest Rate Swap

To reduce the Company’s exposure to rising interest rates under the term loan, in February 2012, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

risk management. The swap encompasses the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At September 30, 2013, the Company had approximately $85 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss. Any hedge ineffectiveness will be immediately recognized in earnings in the current period.

At September 30, 2013, the fair value of the interest rate swap liability was $0.8 million and the hedge effective portion of the interest rate swap was $0.8 million.

Promissory Notes

During the three months ended September 30, 2013 and 2012, the Company did not issue any promissory notes for the acquisition of businesses because the Company did not complete any acquisitions. The outstanding amount under the promissory notes at September 30, 2013 and June 30, 2013 was $3.4 million and $4.0 million.

Debt Maturities

The maturities of the Company’s debt as of September 30, 2013 were as follows (in thousands):

	Promissory	Credit
Year Ending June 30,	Notes	Facility
2014 (remaining nine months)	$2,744	$10,000
2015	560	17,500
2016	50	20,000
2017	—	40,000
2018	—	—
2019	—	—

	3,354	87,500
Less: imputed interest and unamortized discounts	(71)	(1,108)
Less: current portion	(3,179)	(13,392)

Noncurrent portion of debt	$104	$73,000

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

8. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2019. Rent expense for the three months ended September 30, 2013 and 2012 was $1.1 million and $0.8 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual minimum lease payments under noncancelable operating leases as of September 30, 2013 were as follows (in thousands):

Operating
Year Ending June 30,	Leases
2014 (remaining nine months)	$2,726
2015	3,476
2016	3,362
2017	2,911
2018	2,950
2019 and thereafter	1,099

$16,524

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2013 and June 30, 2013.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party website publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where applicable, the Company generally limits its liabilities under such indemnities. With respect to its DSS products, the Company also generally reserves the right to resolve intellectual property infringements claims by providing a non-infringing alternative or by obtaining a license on reasonable terms, and failing that, by terminating its relationship with the client and thus terminating the infringing activity. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements but in some cases survives for a period of time after termination of the agreement.

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2013 and June 30, 2013.

Litigation

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California, seeking a judgment that the Company has infringed a patent held by IPC. The Company received the related summons and complaint from IPC in March 2013. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against the Company should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against the Company. In November 2013, IPC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. While the Company denies IPC’s claims, there can be no assurance that the Company will prevail in this matter

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and any adverse ruling may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved. The Company has determined that the probability of any loss is remote.

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

As of September 30, 2013, 9,210,527 shares were reserved and 5,401,687 shares were available for issuance under the 2010 Incentive Plan; 1,593,162 shares were reserved and 1,187,035 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended
	September 30,
	2013	2012
Expected term (in years)	4.6	4.6
Expected volatility	48%	55%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.4%	0.7%
Grant date fair value	$3.93	$4.36

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Segment Information

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

The Company determined its reportable operating segments to be DMS, which derives revenue from fees earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, impressions, and DSS, which derives revenue from the sale of direct selling services through a hosted solution. The accounting policies of the two reportable operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Net revenue by segment:
DMS	$76,696	$78,334
DSS	265	292

Total net revenue	76,961	78,626

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	9,461	11,824
DSS	170	151

Total segment operating income before depreciation, amortization, and stock-based compensation expense	9,631	11,975
Depreciation and amortization	(6,676)	(8,279)
Stock-based compensation expense	(3,035)	(2,770)

Total operating (loss) income	$(80)	$926

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Net revenue:
United States	$76,417	$77,909
International	544	717

Total net revenue	$76,961	$78,626

	September 30	June 30,
	2013	2013
Property and equipment, net:
United States	$10,664	$9,502
International	282	205

Total property and equipment, net:	$10,946	$9,707

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or inquiry, in the form of a qualified click, or in the form of a call. Leads, clicks or calls can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads, clicks, calls or customers as defined by our agreements with them. References to the delivery of customers means the sale of completed customer transactions (e.g. bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or generation of an acceptable margin on our media costs, that provides a sound financial outcome for us. To deliver leads, clicks, calls, and customers to our clients, generally we:

•	own or access targeted media;

•	run advertisements or other forms of marketing messages and programs in that media to create visitor responses in the form most typically of leads (visitor generated contact information and requests), clicks (to further qualification or matching steps, or to online client applications or offerings) or calls (to our owned and operated call centers or that of our clients or their agents);

•	match these leads, clicks, calls or customers to client offerings or brands that we believe can meet visitor interests or needs, converting visitors into qualified leads, clicks, calls or customers for our clients; and

•	optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.

Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we continue to believe we are in the early stages of a large, long-term market.

Our Direct Marketing Services (“DMS”) business accounted for substantially all of our net revenue in the three months ended September 30, 2013 and 2012. Our DMS business derives net revenue from fees earned through the delivery of qualified leads, clicks, calls or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are education and financial services. Our education client vertical represented 43% and 44% of net revenue in the three months ended September 30, 2013 and 2012. Our financial services client vertical represented 41% and 39% of net revenue in the three months ended September 30, 2013 and 2012. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 16% and 17% of net revenue in the three months ended September 30, 2013 and 2012.

In addition, we derived less than 1% of our net revenue in the three months ended September 30, 2013, and for the same period last fiscal year, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services (“DSS”) business.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three months ended September 30, 2013 or 2012.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2014 will continue to be generated from clients in these two client verticals.

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

Acquisitions

We did not complete any acquisitions in the three months ended September 30, 2013 or in fiscal year 2013.

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that work for our business model. In order to grow our business, we must be able to find, develop or retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms, and increased competition on available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins.

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

Regulations

Our revenue has fluctuated as a result of newly-adopted or amended regulations and the increased enforcement of existing regulations. Our business is affected directly because we operate websites and conduct telemarketing and email marketing, and indirectly as our clients adjust their operations as a result of regulatory changes that affect their industries.

One example of a recent regulatory change that may affect our business is the Telephone Consumer Protection Act (the “TCPA”), which the Federal Communications Commission recently amended to, among other things, impose heightened consent and opt-out requirements that companies conducting telemarketing must follow. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for telemarketing calls to wireless numbers became effective in October 2013. We generate a significant amount of revenue from calls made by our internal call centers as well as by third-party call centers. Our and our clients efforts to comply with the new regulations may negatively affect media conversion rates and, thus, our revenue or profitability. Our clients purchasing leads may or may not also be affected by these additional regulations.

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

Basis of Presentation

General

Our business is composed of two operating segments: DMS and DSS. For further discussion and financial information about our operating segments, see Note 10, Segment Information, to our condensed consolidated financial statements.

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

DSS. Our DSS business generated less than 1% of net revenue in the three months ended September 30, 2013 and 2012. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these website publishers and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

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

Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, if and when we return to growth, we expect product development expenses to increase in absolute dollars for the remainder of fiscal year 2014 as we believe that continued investment in technology is critical to attaining our strategic objectives.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, travel costs and advertising. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, if and when we return to growth, we expect sales and marketing expenses to increase in absolute dollars for the remainder of fiscal year 2014 as we hire additional personnel in sales and marketing to support our offerings.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, corporate and business development, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees, and insurance. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect general and administrative expenses, including increased legal and accounting costs to increase in absolute dollars for the remainder of fiscal year 2014 as we continue to invest in corporate infrastructure and expand our business internationally.

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

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Annual Report on Form 10-K subsequent to June 30, 2013. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	(In thousands)
Net revenue	$76,961	100.0%	$78,626	100.0%
Cost of revenue (1)	63,592	82.6	65,190	82.9

Gross profit	13,369	17.4	13,436	17.1
Operating expenses: (1)
Product development	5,159	6.7	4,893	6.2
Sales and marketing	4,156	5.4	3,691	4.7
General and administrative	4,134	5.4	3,926	5.0

Operating (loss) income	(80)	(0.1)	926	1.2
Interest income	27	0.0	28	0.0
Interest expense	(1,026)	(1.3)	(1,012)	(1.3)
Other (expense) income, net	(19)	(0.0)	46	0.1

Loss before income taxes	(1,098)	(1.4)	(12)	(0.0)
Benefit from (provision for) taxes	159	0.2	(125)	(0.2)

Net loss	$(939)	(1.2)%	$(137)	(0.2)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$874	1.1%	$923	1.2%
Product development	732	1.0	693	0.9
Sales and marketing	770	1.0	765	1.0
General and administrative	659	0.9	389	0.5

Net Revenue

	Three Months Ended		Three
	September 30,		Months
	2013	2012	% Change
	(in thousands)

Net revenue	$76,961	$78,626	(2%)
Cost of revenue	63,592	65,190	(2%)

Gross profit	$13,369	$13,436	(0%)

Net revenue decreased $1.7 million, or 2%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Our education client vertical revenue decreased $1.6 million, or 5%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our financial services client vertical revenue increased $1.5 million, or 5%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, as a result of higher prices and an increase in volume. Our other client verticals revenue decreased $1.6 million, or 11%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to decreased client demand in our business-to-business technology and home services client verticals.

Cost of Revenue

Cost of revenue decreased $1.6 million, or 2%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, driven by decreased amortization of intangible assets of $1.7 million and decreased personnel costs of $0.5 million, offset by increased media costs of $0.5 million and other expenses of $0.1 million. The decreased amortization of intangible assets was attributable to historical acquisitions being fully amortized and a reduced number of acquisitions in recent periods. The decreased personnel costs were attributable to a lower average salary offset by increased average headcount. The increased media costs were attributable to a lower mix of traffic from owned and operated media, lower margins from publisher arrangements and by a higher mix of traffic from third-party publishers. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 17% for the three months ended September 30, 2013 and 2012.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2013	2012	% Change
	(in thousands)

Product development	$5,159	$4,893	5%
Sales and marketing	4,156	3,691	13%
General and administrative	4,134	3,926	5%

Operating expenses	$13,449	$12,510	8%

Product Development Expenses

Product development expenses increased $0.3 million, or 5%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. This was primarily due to increased personnel costs of $0.2 million due to an increase in average headcount.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.5 million, or 13%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. This was primarily due to increased personnel costs of $0.3 million due to an increase in average headcount.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 5%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. This was primarily due to increased stock-based compensation of $0.3 million due to incremental stock grants and an increase in the fair value of our common stock offset by a decrease in legal expenses of $0.1 million.

Interest and Other Income (Expense), Net

	Three Months Ended		Three
	September 30,		Months
	2013	2012	% Change
	(in thousands)

Interest income	$27	$28	(4%)
Interest expense	(1,026)	(1,012)	1%
Other income (expense), net	(19)	46	(141%)

Interest and other income (expense), net	$(1,018)	$(938)	9%

Interest and other income (expense), net increased $0.1 million, or 9% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Provision for Taxes

	Three Months Ended		Three
	September 30,		Months
	2013	2012	% Change
	(in thousands)

Benefit from (provision for) taxes	$159	$(125)	(227%)

We recognized a tax benefit of $0.2 million for the three months ended September, 30, 2013. We estimate our annual effective tax rate to be 53%. This differs from the annual statutory rate of 35% due to various permanent differences most significantly stock based compensation. The current quarter tax benefit was determined based on applying the estimated annual effective rate to the pre-tax book loss and applying the impact of the discrete reporting of stock based compensation incurred during the three months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $88.3 million, short-term marketable securities of $38.4 million, cash we expect to generate from operations, and our $100.0 million revolving credit line, which is committed until November 2016, a portion of which is available to be drawn subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $87.5 million term loan balance at September 30, 2013, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds, we may still elect to obtain additional debt or equity securities or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)

Cash flows provided by operating activities	$3,882	$10,371
Cash flows used in investing activities	(2,702)	(3,655)
Cash flows used in financing activities	(2,973)	(10,816)

Operating Activities

Our net cash provided by operating activities is primarily the result of our net (loss) income adjusted for non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in working capital components, and is influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

Net cash flows provided by operating activities were $3.9 million for the three months ended September 30, 2013, compared to $10.4 million for the three months ended September 30, 2012.

Net cash flow provided by operating activities for the three months ended September 30, 2013 consisted of non-cash charges of $9.6 million, partially offset by contributions to working capital of $4.8 million and net loss of $0.9 million. The non-cash charges primarily consisted of depreciation and amortization of $6.7 million and stock-based compensation expense net of tax benefits of $2.9 million. The contribution to working capital accounts was primarily due to a net decrease in accounts payable and accrued liabilities of $3.1 million, an increase in accounts receivable of $1.7 million and a net decrease in deferred revenue and other noncurrent liabilities of $0.6 million offset by a decrease in prepaid expenses and other assets of $0.6 million. The increase in accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, are primarily due to timing of payments.

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

Investing Activities

Our investing activities include capital expenditures, capitalized internal development costs and net investments in marketable securities.

Net cash flows used in investing activities was $2.7 million for the three months ended September 30, 2013, compared to net cash flows used in investing activities of $3.7 million for the three months ended September 30, 2012.

Cash used in investing activities in the three months ended September 30, 2013 was primarily due to capital expenditures and internal software development costs of $1.8 million. Net investments in marketable securities totaled $0.8 million in the three months ended September 30, 2013.

Cash used in investing activities in the three months ended September 30, 2012 was primarily due to net investments in marketable securities of $2.7 million. Capital expenditures and internal software development costs totaled $0.9 million in the three months ended September 30, 2012.

Financing Activities

Our financing activities include proceeds from exercise of stock options, withholding taxes related to restricted stock net of share settlement, excess tax benefits from stock-based compensation, and principle payments on bank debt and acquisition-related notes payable.

Net cash flows used in financing activities was $3.0 million for the three months ended September 30, 2013, compared to net cash flows used in financing activities of $10.8 million for the three months ended September 30, 2012.

Cash used in financing activities in the three months ended September 30, 2013 was primarily due to principal payments on acquisition-related notes payable and our term loan of $3.0 million and withholding taxes related to restricted stock net share settlement of $1.0 million, partially offset by exercises of stock options of $1.0 million.

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

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable and operating leases. There have been no significant changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

The following table summarizes our contractual obligations for the periods indicated:

	Promissory	Credit	Operating
Year Ending June 30,	Notes	Facility	Leases	Total
2014 (remaining nine months)	$2,744	$10,000	$2,726	$15,470
2015	560	17,500	3,476	21,536
2016	50	20,000	3,362	23,412
2017	—	40,000	2,911	42,911
2018	—	—	2,950	2,950
2019 and thereafter	—	—	1,099	1,099

Total	$3,354	$87,500	$16,524	$107,378

Credit Facility

In November 2011, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200 million five-year revolving credit line. On February 15, 2013, we entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment to the Second Loan Agreement”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5 million for the life of the Second Loan Agreement; and (2) reduce the $200 million five-year revolving credit line portion of the facility to $100 million, effective as of February 15, 2013.

Borrowings under the Second Loan Agreement are secured by substantially all of our assets. Interest is payable at specified margins above either the Eurodollar Margin or the Prime Rate. The interest rate varies based upon the ratio of funded debt to adjusted EBITDA and ranges from Eurodollar Margin + 1.625% to 2.375% or Prime + 1.00% for the revolving credit line and from Eurodollar Margin + 2.00% to 2.75% or Prime + 1.00% for the term loan. Adjusted EBITDA is defined as net (loss) income less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

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

We were in compliance with the covenants of our loan agreements as of September 30, 2013 and June 30, 2013.

Interest Rate Swap

To reduce the our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. We do not speculate using derivative instruments. The swap encompasses the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At September 30, 2013, we had approximately $85 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

At September 30, 2013, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the statement of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

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

As of September 30, 2013, our credit facility consisted of a $87.5 million outstanding term loan and a $100 million revolving line of credit with no amount outstanding. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar Margin or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize the facility. To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such scheduled principal amount totaling $85 million on January 1, 2014 and amortizing to $35 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar Margin at a fixed rate of 0.97%. A hypothetical change of 1% from prevailing interest rates as of September 30, 2013 would affect our interest expense by approximately $0.1 million.

In addition to the $85 million of term loans covered by the interest rate swap as of September 30, 2013, we also had variable rate debt outstanding of $2.5 million.

A hypothetical increase of 1% in the Eurodollar Margin or Prime Rate-based interest rate on our variable rate debt outstanding of $2.5 million as of September 30, 2013 would result in an increase in our interest expense of $0.1 million per year, assuming constant borrowing levels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, seeking a judgment that we had infringed a patent held by IPC. We received the related summons and complaint from IPC in March 2013. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against us should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against us. In November 2013, IPC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. While we deny IPC’s claims, there can be no assurance that we will prevail in this matter and any adverse ruling may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved. We have determined that the probability of any loss is remote.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an emerging industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as but not limited to:

•	our emerging industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory or legislative environment affecting our business or our clients’ businesses;

•	our dependence on Internet search companies to attract Internet visitors;

•	our ability to accurately forecast our operating results and appropriately plan our expenses;

•	our ability to compete in our industry;

•	our ability to successfully challenge regulatory audit, investigations or alleged noncompliance with laws;

•	our ability to develop new services and enhancements and features to meet new demands from our clients; and

•	our ability to develop our websites to allow Internet visitors to access our websites through mobile devices.

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

Our and our clients’ businesses are subject to many regulatory requirements. Current or future regulations could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to many laws and regulatory requirements, including Federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our education, financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws are frequently changing, and keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue, and harm our financial results. Violations or alleged violations of laws by us or our third party publishers could result in liability for damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, results of operations, and financial condition. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

For example, the Federal Communications Commission recently amended the Telephone Consumer Protection Act that affects telemarketing calls. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telephonic communications became effective in October 2013. We generate a significant amount of revenue from calls made by our internal call centers as well as by third-party call centers. Efforts to comply with the new regulations may negatively affect media conversion rates and, thus, our revenue or profitability. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely on for telemarketing, email marketing and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to changing regulatory requirements could result in legal liability or damage our reputation in the marketplace, either of which could have a material adverse effect on our business, results of operations and financial condition.

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by Federal and state governmental agencies, regulatory agencies, attorneys general, and other governmental or regulatory bodies, any of whom may allege violations of legal requirements. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states. If the results of any future investigations, audits, inquiries, claims or litigation are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

We depend upon Internet search providers to direct a significant portion of the visitors to our and our third-party publishers’ websites. Changes in search engine algorithms have in the past and may in the future harm the websites’ placements in both paid and organic search result listings, which may cause the number of visitors to our websites, our third-party publishers’ websites and our revenue to decline.

Our success depends on our ability to attract online visitors to our and our third-party publishers’ websites and convert them into prospects for our clients in a cost-effective manner. We depend on Internet search providers to direct a substantial share of visitors to our websites. Search providers offer two types of search results: organic and paid listings. Organic listings are displayed based solely on formulas designed by the search companies. Paid listings are displayed based on a combination of the advertiser’s bid price for particular keywords and the search engines’ assessment of the website’s relevance and quality.

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

We generate a significant portion of our web visitors from online media that we purchase from third-party website publishers. We also rely on third-party call centers and email marketers. Some of these third-parties are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third-party publishers or vendors that clients view as potentially damaging to their brands can harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, we may also face liability for any failure of our third-party publishers or vendors to comply with regulatory requirements, as further described in the risk factor beginning, “Our business is subject to many regulatory requirements, and current or future regulation could have a material adverse effect on our business, results of operations and financial condition.”

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

We gather, transmit and store consumer personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held and managed by our third-party vendors. As a result, we are subject to certain contractual terms, as well as Federal, state and foreign laws and regulations designed to protect personally identifiable information. Despite our implementation of security measures and controls, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. In the past, we have experienced security incidents involving access to our user databases. Although, to our knowledge, no sensitive financial or personal information has been compromised in the past, any future security incidents could result in the compromise of such data and subject us to liability. In addition, the increased use of mobile devices by our employees increases the risk of unintentional disclosure of personally identifiable information. Any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. In addition, we could incur significant costs in complying with the multitude of state, Federal and foreign laws regarding personally identifiable information.

A substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects would be harmed.

A substantial portion of our revenue is generated from a limited number of clients. None are 10% or more, however we have a few customers that account for a large portion of our net revenue for the quarter ended September 30, 2013. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty as these contracts do not contain penalty provisions for cancellations before the end of the contract term. Our clients may also reduce their level of business with us, leading to lower revenue.

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

Acquisitions have historically been an important element of our overall corporate strategy and use of capital. Any possible future acquisitions could be material to our financial condition and results of operations. We may evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	failure to successfully further develop the acquired business or technology;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering and sales and marketing functions;

•	transition of operations, users and customers onto our existing platforms;

•	failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;

•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third-parties.

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

As of September 30, 2013, we had debt with a principal balance of $87.5 million. As a result of obligations associated with our debt, we may not have sufficient liquidity:

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

Our business is dependent on attracting a large number of visitors to our and our third-party publishers’ websites and providing leads, clicks, calls and customers to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and, therefore, may harm the reputation of all participants in our industry, including us.

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

We have historically experienced growth in our operations and operating locations. This growth placed, and any future growth will continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

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

We rely on call centers, Internet and data center providers, and other third-parties for key aspects of the process of providing services to our clients, and any failure or interruption in the services and products provided by these third-parties could harm our business.

We rely on internal and third-party call centers as well as third-party vendors, including data center and Internet providers. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services, there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide services to our clients. Any temporary or permanent interruption in the services provided by our call centers or third-party providers could significantly harm our business.

In addition, any financial or other difficulties our third-party providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over our third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third-parties to facilitate analysis and storage of data and delivery of offerings. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and services could adversely affect our business and could expose us to liabilities to third-parties.

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

We have from time to time become aware of third-parties who we believe may have infringed our intellectual property rights. Such infringement or infringement of which we are not yet aware could reduce our competitive advantages and cause us to lose clients, third-party website publishers or could otherwise harm our business. Policing unauthorized use of our proprietary rights can be difficult and costly. Litigation, while it may be necessary to enforce or protect our intellectual property rights, could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.

Third-parties may sue us for intellectual property infringement, which, even if unsuccessful, could require us to expend significant costs to defend or settle.

We cannot be certain that our internally developed or acquired systems and technologies do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third-parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us.

In addition, we have in the past, and may in the future, be subject to legal proceedings and claims that we have infringed the patents or other intellectual property rights of third-parties. These claims sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own intellectual property rights, if any, may therefore provide little or no deterrence. For example, in December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the Northern District of California alleging that some of our websites infringe a patent held by IPC. IPC is a non-practicing entity that relies on asserting its patents as its primary source of revenue. In addition, third-parties have asserted and may in the future assert intellectual property infringement claims against our clients, and we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property-related infringement claims, whether or not meritorious and regardless of the outcome of the litigation, could result in costly litigation and could divert management resources and attention. Should we be found liable for infringement, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages, or limit or curtail our systems and technologies. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

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

We display original content and third-party content on our websites and in our marketing messages. As a result, we face potential liability based on a variety of theories, including defamation, negligence, deceptive advertising (including Department of Education regulations regarding misrepresentation in education marketing), copyright or trademark infringement. We are also exposed to risk that content provided by third-parties is inaccurate or misleading, and for material posted to our websites by users and other third-parties. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

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

As of September 30, 2013, our directors and executive officers, together with their affiliates, beneficially owned approximately 28% of our outstanding common stock. As a result, these stockholders, acting together, have substantial control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1 (1)	Transition Agreement dated September 18, 2013 between the Company and Scott Mackley.

10.2 (1)	Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.

10.3*	Amendment to Consulting Services Agreement dated October 30, 2013 to the Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on September 19, 2013.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: November 6, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1 (1)	Transition Agreement dated September 18, 2013 between the Company and Scott Mackley.

10.2 (1)	Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.

10.3*	Amendment to Consulting Services Agreement dated October 30, 2013 to the Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on September 19, 2013.
*	Filed herewith.
‡	Furnished herewith.