Form 10-Q
period 2013-12-31
QUINSTREET, INC
filed 2014-02-07
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Number of shares of common stock outstanding as of January 31, 2014: 43,491,287

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2013	2013
Assets
Current assets
Cash and cash equivalents	$83,247	$90,117
Marketable securities	39,243	37,847
Accounts receivable, net	35,072	38,391
Deferred tax assets	981	6,753
Prepaid expenses and other assets	5,136	4,623

Total current assets	163,679	177,731
Property and equipment, net	10,866	9,707
Goodwill	151,092	150,456
Other intangible assets, net	40,819	50,486
Deferred tax assets, noncurrent	5,828	40,289
Other assets, noncurrent	937	878

Total assets	$373,221	$429,547

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,890	$18,722
Accrued liabilities	22,233	30,903
Deferred revenue	1,222	1,638
Debt	16,008	15,428

Total current liabilities	57,353	66,691
Deferred revenue, noncurrent	17	239
Debt, noncurrent	69,445	77,249
Other liabilities, noncurrent	6,263	6,473

Total liabilities	133,078	150,652

Commitments and contingencies (See Note 9)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 43,485,157 and 42,886,884 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	43	43
Additional paid-in capital	233,188	226,857
Accumulated other comprehensive loss	(1,127)	(1,012)
Retained earnings	8,039	53,007

Total stockholders’ equity	240,143	278,895

Total liabilities and stockholders’ equity	$373,221	$429,547

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenue	$66,145	$71,751	$143,106	$150,377
Cost of revenue (1)	56,116	61,712	119,708	126,902

Gross profit	10,029	10,039	23,398	23,475
Operating expenses: (1)
Product development	4,776	4,504	9,935	9,397
Sales and marketing	3,659	3,496	7,815	7,187
General and administrative	4,411	4,019	8,545	7,945
Impairment of goodwill	—	92,350	—	92,350

Operating loss	(2,817)	(94,330)	(2,897)	(93,404)
Interest income	27	28	54	56
Interest expense	(976)	(1,354)	(2,002)	(2,366)
Other (expense) income, net	(29)	(4)	(48)	42

Loss before income taxes	(3,795)	(95,660)	(4,893)	(95,672)
(Provision for) benefit from taxes	(40,234)	32,169	(40,075)	32,044

Net loss	$(44,029)	$(63,491)	$(44,968)	$(63,628)

Net loss per share:
Basic	$(1.01)	$(1.48)	$(1.04)	$(1.49)

Diluted	$(1.01)	$(1.48)	$(1.04)	$(1.49)

Weighted average shares used in computing net loss per share
Basic	43,420	42,777	43,268	42,795
Diluted	43,420	42,777	43,268	42,795
(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$721	$963	$1,595	$1,886
Product development	610	698	1,342	1,391
Sales and marketing	598	858	1,368	1,623
General and administrative	697	510	1,356	899

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net loss	$(44,029)	$(63,491)	$(44,968)	$(63,628)
Other comprehensive loss
Unrealized (loss) gain on investments	(6)	(12)	—	(8)
Foreign currency translation adjustment	4	(160)	(71)	93
Interest rate swap
Change in unrealized gain (loss)	93	185	(44)	(213)
Less: reclassification adjustment for loss (gain) included in net loss	—	138	—	(8)

Net change	93	323	(44)	(221)

Other comprehensive income (loss)	91	151	(115)	(136)

Comprehensive loss	$(43,938)	$(63,340)	$(45,083)	$(63,764)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(44,968)	$(63,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,344	18,458
Impairment of goodwill	—	92,350
Provision for sales returns and doubtful accounts receivable	(243)	(468)
Stock-based compensation	5,661	5,799
Excess tax benefits from stock-based compensation	(309)	(50)
Other non-cash adjustments, net	538	608
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	3,562	12,191
Prepaid expenses and other assets	(513)	(4,615)
Other assets, noncurrent	(59)	107
Deferred taxes	40,393	(28,914)
Accounts payable	(196)	(4,295)
Accrued liabilities	(5,861)	(5,650)
Deferred revenue	(638)	(598)
Other liabilities, noncurrent	(370)	344

Net cash provided by operating activities	10,341	21,639

Cash Flows from Investing Activities
Capital expenditures	(4,179)	(821)
Business acquisition	(875)	—
Other intangibles	(2,692)	(2,500)
Internal software development costs	(1,204)	(1,257)
Purchases of marketable securities	(23,236)	(28,431)
Proceeds from sales and maturities of marketable securities	21,345	25,108

Net cash used in investing activities	(10,841)	(7,901)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,927	269
Principal payments on bank debt	(5,000)	(2,500)
Principal payments on acquisition-related notes payable	(2,237)	(5,472)
Excess tax benefits from stock-based compensation	309	50
Withholding taxes related to restricted stock net share settlement	(1,328)	(148)
Repurchases of common stock	—	(6,157)

Net cash used in financing activities	(6,329)	(13,958)

Effect of exchange rate changes on cash and cash equivalents	(41)	12
Net decrease in cash and cash equivalents	(6,870)	(208)
Cash and cash equivalents at beginning of period	90,117	68,531

Cash and cash equivalents at end of period	$83,247	$68,323

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	1,987	2,257
Cash paid for taxes	1,221	1,776
Supplemental Disclosure of Noncash Investing and Financing Activities
Retirement of treasury stock	—	6,157
Short term payables	—	2,500

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2013 and for the three and six months ended December 31, 2013 and 2012 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the SEC on August 20, 2013. The condensed consolidated balance sheet at June 30, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at December 31, 2013, its condensed consolidated statements of operations for the three and six months ended December 31, 2013 and 2012, its condensed consolidated statements of comprehensive loss for the three and six months ended December 31, 2013 and 2012, and its condensed consolidated statements of cash flows for the six months ended December 31, 2013 and 2012. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014, or any other future period.

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

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three or six months ended December 31, 2013 or for the same period in fiscal year 2013. No client accounted for 10% or more of net accounts receivable as of December 31, 2013 or June 30, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S. municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair values of acquisition-related promissory notes approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at December 31, 2013 approximate the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swaps. The carrying value represents the fair value of the swaps, as adjusted for any non-performance risk associated with the Company at December 31, 2013. The Company believes that the fair value of the term loan approximates its recorded amount at December 31, 2013 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

Recent Accounting Pronouncements

In July 2012, the FASB issued an update to the accounting standard for intangibles. The revised standard update allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company plans to adopt this accounting standard in the fourth quarter of fiscal 2014 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(44,029)	$(63,491)	$(44,968)	$(63,628)

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net loss per share	43,420	42,777	43,268	42,795

Diluted:
Weighted average shares of common stock used in computing basic net loss per share	43,420	42,777	43,268	42,795
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Weighted average shares of common stock used in computing diluted net loss per share	43,420	42,777	43,268	42,795

Net loss per share:
Basic	$(1.01)	$(1.48)	$(1.04)	$(1.49)

Diluted (1)	$(1.01)	$(1.48)	$(1.04)	$(1.49)

Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	8,248	10,505	7,856	8,902

(1)	Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net loss incurred for the three and six months ended December 31, 2013 and 2012. The assumed issuance of any additional shares would be anti-dilutive.
(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2013, the Company used Level 1 assumptions for its money market funds.

Level 2 —	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2013, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposit, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3 —	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2013, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of December 31, 2013 and June 30, 2013 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$20,973	$20,973
Certificates of deposit	—	22,360	22,360
Money market funds	37,748	—	37,748

	$37,748	$43,333	$81,081

Liabilities:
Acquisition-related promissory notes (1)	$—	$1,470	$1,470
Term loan (1)	—	83,983	83,983
Interest rate swap	—	699	699

	$—	$86,152	$86,152

	Fair Value Measurements as of June 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$25,544	$25,544
Certificates of deposit	—	16,923	16,923
Money market funds	38,465	—	38,465

	$38,465	$42,467	$80,932

Liabilities:
Acquisition-related promissory notes (1)	$—	$3,875	$3,875
Term loan (1)	—	88,802	88,802
Interest rate swap	—	655	655

	$—	$93,332	$93,332

(1)	These liabilities are carried at historical cost on the Company’s consolidated balance sheet.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of December 31, 2013 and June 30, 2013 (in thousands):

	As of December 31, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$20,969	$4	$—	$20,973
Certificates of deposit	22,380	—	20	22,360
Money market funds	37,748	—	—	37,748

	$81,097	$4	$20	$81,081

	As of June 30, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$25,538	$6	$—	$25,544
Certificates of deposit	16,945	—	22	16,923
Money market funds	38,465	—	—	38,465

	$80,948	$6	$22	$80,932

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of December 31, 2013 and June 30, 2013, the Company did not hold securities that had maturity dates greater than one year.

5. Acquisitions

Acquisitions in Fiscal Year 2014

During the six months ended December 31, 2013, the Company acquired the operations of an online publishing business in exchange for $0.9 million in cash paid upon closing of the acquisition.

Acquisitions in Fiscal Year 2013

The Company did not complete any acquisitions during the six months ended December 31, 2012.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	December 31, 2013			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$37,036	$(29,764)	$7,272	$37,035	$(28,321)	$8,714
Content	62,172	(46,974)	15,198	62,028	(43,054)	18,974
Website/trade/domain names	31,643	(19,459)	12,184	31,597	(17,403)	14,194
Acquired technology and others	36,716	(30,551)	6,165	36,425	(27,821)	8,604

	$167,567	$(126,748)	$40,819	$167,085	$(116,599)	$50,486

Amortization of intangible assets was $5.1 million and $10.2 million in the three and six months ended December 31, 2013 and $8.8 million and $15.7 million in the three and six months ended December 31, 2012.

Future amortization expense for the Company’s intangible assets as of December 31, 2013 was as follows (in thousands):

Year Ending June 30,	Amortization
2014 (remaining six months)	$9,442
2015	12,496
2016	8,931
2017	6,109
2018	2,198
Thereafter	1,643

$40,819

The change in the carrying amount of goodwill for the Company’s Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”) segments, discussed in Note 11, Segment Information, for the six months ended December 31, 2013 was as follows (in thousands):

	DMS	DSS	Total
Balance at June 30, 2013	$149,225	$1,231	$150,456
Additions	636	—	636

Balance at December 31, 2013	$149,861	$1,231	$151,092

In the six months ended December 31, 2013, the additions to goodwill relate to the Company’s acquisition as described in Note 5, Acquisitions.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

The Company recorded a provision for income taxes of $40.2 million and $40.1 million for the three and six months ended December 31, 2013. The Company’s estimated annual effective tax rate is negative 4%. This differs from the annual statutory rate of 35% primarily due to a one-time, non-cash charge to establish a valuation allowance for a significant portion of the Company’s deferred tax assets.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance the Company considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods. The Company determined that the significant negative evidence associated with cumulative losses in recent periods and the current results outweighed the positive evidence as of December 31, 2013 and accordingly, the near-term realization of these assets was deemed unlikely and recorded a one-time, non-cash charge to income tax expense of $40.2 million to establish a valuation allowance against a significant portion of its deferred tax assets. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

The Company recorded a benefit from income taxes of $32.2 million and $32.0 million for the three and six months ended December 31, 2012. The Company recorded a goodwill impairment charge of $92.4 million in the financial statements as of and for the three and six months ended December 31, 2012 and had an associated tax benefit of $28.9 million due to the impairment of goodwill that is deductible for tax purposes. As of December 31, 2012 the Company’s estimated annual effective tax rate was 33%. This differs from the annual statutory rate of 35% due to various permanent differences, most significantly stock-based compensation.

8. Debt

Credit Facility

In November 2011, the Company entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20%, and 50%, and a $200 million five-year revolving credit line.

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

Borrowings under the Second Loan Agreement are secured by substantially all of the Company’s assets. Interest is payable at a rate computed using either Base rate or a Eurodollar rate plus an applicable margin, at the Company’s option. Base rate is defined as the applicable margin plus the greatest of (a) the Prime Rate for such day, (b) the Federal Funds Effective Rate in effect on such day, plus 1% and (c) the Daily Adjusting LIBOR Rate plus 1%. Base rate borrowings bear interest at a Base rate plus an applicable margin which varies from (1) 0.625% to 1.375% for revolving loans and (2) 1.00% to 1.75% for term loans, depending on the Company’s funded debt to adjusted EBITDA ratio. Eurodollar rate borrowings bear interest at the Eurodollar rate plus an applicable margin which varies from (1) 1.625% to 2.375% for revolving loans and (2) 2.00% to 2.75% for term loans, depending on the Company’s funded debt to adjusted EBITDA ratio. Adjusted EBITDA is defined as net (loss) income less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Second Loan Agreement expires in November 2016. The credit facility agreement restricts the Company’s ability to raise additional debt financing and pay dividends, and also requires the Company to comply with other nonfinancial covenants. In addition, the Company is required to maintain financial ratios computed as follows:

1. A minimum fixed charge coverage ratio of 1.15:1, calculated as the ratio of: (i) trailing twelve months of adjusted EBITDA to (ii) the sum of capital expenditures, net cash interest expense, cash taxes, cash dividends, and trailing twelve months payments of indebtedness. Payment of unsecured indebtedness is excluded to the degree that sufficient unused revolving credit line exists such that the relevant debt payment could be made from the credit facility.

2. A maximum funded debt to adjusted EBITDA ratio of 3:1, calculated as the ratio of: (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes, and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of adjusted EBITDA.

The Company was in compliance with the covenants of the Second Loan Agreement, as amended by the First Amendment, as of December 31, 2013 and June 30, 2013.

The outstanding amount under the term loan at December 31, 2013 and June 30, 2013 was $85 million and $90 million. There were no outstanding balances under the revolving credit line at December 31, 2013 or June 30, 2013.

Interest Rate Swap

To reduce the Company’s exposure to rising interest rates under the term loan, in February 2012, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management. The swap encompasses the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At December 31, 2013, the Company had approximately $85 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss. Any hedge ineffectiveness will be immediately recognized in earnings in the current period.

At December 31, 2013, the fair value of the interest rate swap liability was $0.7 million and the hedge effective portion of the interest rate swap was $0.7 million.

Promissory Notes

During the six months ended December 31, 2013 and 2012, the Company did not issue any promissory notes for the acquisition of businesses. The outstanding amount under the promissory notes at December 31, 2013 and June 30, 2013 was $1.5 million and $4.0 million.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturities

The maturities of the Company’s debt as of December 31, 2013 were as follows (in thousands):

Year Ending June 30,	Promissory Notes	Credit Facility

2014 (remaining six months)	$928	$7,500
2015	560	17,500
2016	50	20,000
2017	—	40,000
2018	—	—
2019	—	—

	1,538	85,000
Less: imputed interest and unamortized discounts	(68)	(1,017)
Less: current portion	(1,366)	(14,642)

Noncurrent portion of debt	$104	$69,341

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2019. Rent expense for the three and six months ended December 31, 2013 was $0.8 million and $1.9 million and for the three and six months ended December 31, 2012 was $0.8 million and $1.6 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of December 31, 2013 were as follows (in thousands):

Year Ending June 30,	Operating Leases
2014 (remaining six months)	$1,836
2015	3,476
2016	3,362
2017	2,911
2018	2,950
2019 and thereafter	1,099

$15,634

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2013 and June 30, 2013.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2013 and June 30, 2013.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Litigation

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California, seeking a judgment that the Company has infringed a patent held by IPC. The Company received the related summons and complaint from IPC in March 2013. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against the Company should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against the Company. In November 2013, IPC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. While the Company denies IPC’s claims and believes that the probability of any loss is remote, there can be no assurance that the Company will prevail in this matter and any adverse ruling or settlement may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved.

10. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”) as well as NQSOs and restricted stock units to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the Directors’ Plan). To date, the Company has issued only ISOs, NQSOs and restricted stock units under the plans.

As of December 31, 2013, 9,210,527 shares were reserved and 6,099,068 shares were available for issuance under the 2010 Incentive Plan; 1,593,162 shares were reserved and 1,187,035 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three and six months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	47%	54%	48%	55%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.3%	0.8%	1.4%	0.7%
Grant date fair value	$3.71	$3.07	$3.90	$3.97

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenue by segment:
DMS	$65,841	$71,514	$142,537	$149,848
DSS	304	237	569	529

Total net revenue	66,145	71,751	143,106	150,377

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	6,268	11,085	15,729	22,909
DSS	209	143	379	294

Total segment operating income before depreciation, amortization, and stock-based compensation expense	6,477	11,228	16,108	23,203
Depreciation and amortization	(6,668)	(10,179)	(13,344)	(18,458)
Stock-based compensation expense	(2,626)	(3,029)	(5,661)	(5,799)
Impairment of goodwill	—	(92,350)	—	(92,350)

Total operating loss	$(2,817)	$(94,330)	$(2,897)	$(93,404)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenue:
United States	$65,523	$71,180	$141,940	$149,089
International	622	571	1,166	1,288

Total net revenue	$66,145	$71,751	$143,106	$150,377

			December 31,	June 30,
			2013	2013
Property and equipment, net:
United States			$10,607	$9,502
International			259	205

Total property and equipment, net:			$10,866	$9,707

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

Our Direct Marketing Services (“DMS”) business accounted for substantially all of our net revenue in the three and six months ended December 31, 2013 and 2012. Our DMS business derives net revenue from fees earned through the delivery of qualified leads, clicks, calls or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are education and financial services. Our education client vertical represented 45% and 44% of net revenue in the three and six months ended December 31, 2013 and 46% and 45% of net revenue for the three and six months ended December 31, 2012. Our financial services client vertical represented 37% and 39% of net revenue in the three and six months ended December 31, 2013 and 37% and 38% of net revenue for the three and six months ended December 31, 2012. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 18% and 17% of net revenue in the three and six months ended December 31, 2013 and 17% of net revenue in both the three and six months ended December 31, 2012.

In addition, we derived less than 1% of our net revenue in both the three and six months ended December 31, 2013, and for the same period last fiscal year, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services (“DSS”) business.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three and six months ended December 31, 2013 or 2012.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2014 will continue to be generated from clients in these two client verticals.

Our education client vertical has been significantly affected by the adoption of regulations affecting for-profit educational institutions over the past several years. The regulations have affected, and are expected to continue to affect, our clients’ businesses and marketing practices, including an overall decrease in our clients’ external marketing expenditures. The effect of these regulations or any future regulations may continue to result in fluctuations in the volume and mix of our business with these clients. We are working to offset declines and volatility by diversifying our products, media and markets, including expansion into non-profit and international education markets.

Our financial services client vertical continued to be negatively affected due to reduced availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future. We are working to offset declines by diversifying our product base with additions of leads, calls and bound policies.

Acquisitions

Acquisitions in Fiscal Year 2014

During the six months ended December 31, 2013 we acquired the operations of an online publishing business.

Acquisitions in Fiscal Year 2013

We did not complete any acquisitions in the six months ended December 31, 2012.

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that work for our business model. In order to grow our business, we must be able to find, develop or retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins.

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

One example of a recent regulatory change that may affect our business is the Telephone Consumer Protection Act (the “TCPA”), which the Federal Communications Commission recently amended to, among other things, impose heightened consent and opt-out requirements that companies conducting telemarketing must follow. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for telemarketing calls to wireless numbers became effective in October 2013. Our efforts to comply with the TCPA has had a relatively small negative effect on traffic conversion rates. Our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the new regulations. Those decisions may negatively affect our revenue or profitability.

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

Basis of Presentation

General

Our business is composed of two operating segments: DMS and DSS. For further discussion and financial information about our operating segments, see Note 11, Segment Information, to our condensed consolidated financial statements.

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

DSS. Our DSS business generated less than 1% of net revenue in each of the three and six months ended December 31, 2013 and 2012. We expect DSS to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense, and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these website publishers and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, content, compliance group, and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

Operating Expenses

We classify our operating expenses into three categories: product development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, rent and other costs. Personnel costs for each category of operating expenses generally include salaries, stock-based compensation expense, bonuses, commissions, and employee benefit costs.

Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance, and testing. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect product development expenses to continue to increase in absolute dollars for the remainder of fiscal year 2014 as we believe that continued investment in technology is critical to attaining our strategic objectives.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, travel costs and advertising. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect sales and marketing expenses to continue to increase in absolute dollars for the remainder of fiscal year 2014 as we hire additional personnel in sales and marketing to support our offerings.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, employee benefits and compliance, technical support, and other administrative personnel, as well as accounting and legal professional services fees, and insurance. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect general and administrative expenses, including increased legal and accounting costs to increase in absolute dollars for the remainder of fiscal year 2014 as we continue to invest in corporate infrastructure and expand our business internationally.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, other income and expense, net and interest income. Interest expense is related to our credit facility, including the related interest rate swap and promissory notes issued in connection with our acquisitions, and includes imputed interest on non-interest bearing notes. Borrowings under our credit facility, the aggregate principal amount of outstanding promissory notes and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

Other income (expense), net, includes foreign currency exchange gains and losses and other non-operating items.

Income Tax (Provision for) Benefit from

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Critical Accounting Policies, Estimates and Judgments

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures.

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

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Annual Report on Form 10-K subsequent to June 30, 2013. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	(In thousands)				(In thousands)
Net revenue	$66,145	100.0%	$71,751	100.0%	$143,106	100.0%	$150,377	100.0%
Cost of revenue (1)	56,116	84.8	61,712	86.0	119,708	83.6	126,902	84.4

Gross profit	10,029	15.2	10,039	14.0	23,398	16.4	23,475	15.6
Operating expenses: (1)
Product development	4,776	7.2	4,504	6.3	9,935	6.9	9,397	6.2
Sales and marketing	3,659	5.5	3,496	4.9	7,815	5.5	7,187	4.8
General and administrative	4,411	6.7	4,019	5.6	8,545	6.0	7,945	5.3
Impairment of goodwill	—	0.0	92,350	128.7	—	0.0	92,350	61.4

Operating loss	(2,817)	(4.2)	(94,330)	(131.5)	(2,897)	(2.0)	(93,404)	(62.1)
Interest income	27	0.0	28	0.0	54	0.0	56	0.0
Interest expense	(976)	(1.5)	(1,354)	(1.9)	(2,002)	(1.4)	(2,366)	(1.6)
Other (expense) income, net	(29)	(0.0)	(4)	0.0	(48)	(0.0)	42	0.0

Loss before income taxes	(3,795)	(5.7)	(95,660)	(133.3)	(4,893)	(3.4)	(95,672)	(63.6)
(Provision for) benefit from taxes	(40,234)	(60.8)	32,169	44.8	(40,075)	(28.0)	32,044	21.3

Net loss	$(44,029)	(66.5)%	$(63,491)	(88.5)%	$(44,968)	(31.4)%	$(63,628)	(42.3)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$ 721	1.1%	$963	1.3%	$1,595	1.1%	$1,886	1.3%
Product development	610	0.9	698	1.0	1,342	0.9	1,391	0.9
Sales and marketing	598	0.9	858	1.2	1,368	1.0	1,623	1.1
General and administrative	697	1.1	510	0.7	1,356	0.9	899	0.6

Net Revenue

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2013	2012	2013	2012	% Change	% Change
	(in thousands)
Net revenue	$66,145	$71,751	$143,106	$150,377	(8%)	(5%)
Cost of revenue	56,116	61,712	119,708	126,902	(9%)	(6%)

Gross profit	$10,029	$10,039	$23,398	$23,475	(0%)	(0%)

Net revenue decreased $5.6 million, or 8%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. Our education client vertical revenue decreased $2.8 million, or 9%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our financial services client vertical revenue decreased $2.2 million, or 8%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, primarily due to our inability to cost effectively access sufficient high quality media given our current product offerings. Our other client verticals revenue decreased $0.6 million, or 4%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, primarily due to volatility in client demand in our medical, home services and business-to-business technology client verticals.

Net revenue decreased $7.3 million, or 5%, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. Our education client vertical revenue decreased $4.4 million, or 7%, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our financial services client vertical revenue decreased $0.7 million, or 1%, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012, primarily due to our inability to cost effectively access sufficient high quality media given our current product offerings. Our other client verticals revenue decreased $2.2 million, or 8%, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012, primarily due to volatility in client demand in our business-to-business technology, medical and home services client verticals.

Cost of Revenue

Cost of revenue decreased $5.6 million, or 9%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, driven by decreased amortization of intangible assets of $3.8 million, decreased media costs of $2.5 million and decreased stock-based compensation of $0.2 million, offset by increased personnel costs of $0.4 million, other expenses of $0.3 million and increased depreciation of $0.2 million. The decreased amortization of intangible assets was attributable to an amortization charge associated with certain licensed patents in the three months ended December 31, 2012, assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. The decreased media costs were attributable to lower revenue levels. The increased personnel costs were attributable to an increase in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 15% for the three months ended December 31, 2013 and 14% for the three months ended December 31, 2012.

Cost of revenue decreased $7.2 million, or 6%, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012, driven by decreased amortization of intangible assets of $5.5 million, decreased media costs of $2.0 million and decreased stock-based compensation of $0.3 million offset by increased other expenses of $0.3 million and depreciation of $0.3 million. The decreased amortization of intangible assets was attributable to an amortization charge associated with certain licensed patents in the three months ended December 31, 2012, assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. The decreased media costs were primarily attributable to lower revenue levels offset by a lower mix of traffic from owned and operated media. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 16% for the six months ended December 31, 2013 and 2012.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2013	2012	2013	2012	% Change	% Change
	(in thousands)
Product development	$4,776	$4,504	$9,935	$9,397	6%	6%
Sales and marketing	3,659	3,496	7,815	7,187	5%	9%
General and administrative	4,411	4,019	8,545	7,945	10%	8%
Impairment of goodwill	—	92,350	—	92,350	(100%)	(100%)

Operating expenses	$12,846	$104,369	$26,295	$116,879	(88%)	(78%)

Product Development Expenses

Product development expenses increased $0.3 million, or 6%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. This was primarily due to increased personnel costs of $0.3 million due to an increase in average headcount.

Product development expenses increased $0.5 million, or 6%, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. This was primarily due to increased personnel costs of $0.5 million due to an increase in average headcount.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.2 million, or 5%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. This was primarily due to increased personnel costs of $0.3 million due to an increase in average headcount and various miscellaneous increases in sales and marketing expenses of $0.2 million offset by decreased stock-based compensation of $0.3 million.

Sales and marketing expenses increased $0.6 million, or 9%, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. This was primarily due to increased personnel costs of $0.6 million due to an increase in average headcount and various miscellaneous increases in sales and marketing expenses of $0.3 million offset by decreased stock-based compensation of $0.3 million.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 10%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. This was primarily due to increased tax expense related to an additional business tax assessment of $0.5 million and increased stock-based compensation expense of $0.2 million offset by a decrease in personnel costs of $0.3 million.

General and administrative expenses increased $0.6 million, or 8%, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. This was primarily due to increased stock-based compensation of $0.5 million due to incremental stock grants and an increase in the fair value of our common stock and an additional business tax assessment of $0.5 million offset by a decrease in personnel costs of $0.3 million and various miscellaneous decreases in general and administration expenses of $0.1 million.

Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2013	2012	2013	2012	% Change	% Change
	(in thousands)
Interest income	$27	$28	$54	$56	(4%)	(4%)
Interest expense	(976)	(1,354)	(2,002)	(2,366)	(28%)	(15%)
Other income (expense), net	(29)	(4)	(48)	42	625%	(214%)

Interest and other income (expense), net	$(978)	$(1,330)	$(1,996)	$(2,268)	(26%)	(12%)

Interest and other income (expense), net decreased $0.4 million, or 26% for the three months ended December 31, 2013, compared to the three months ended December 31, 2012 due to decreased debt obligations.

Interest and other income (expense), net decreased $0.3 million, or 12% for the six months ended December 31, 2013, compared to the six months ended December 31, 2012 due to decreased debt obligations.

Provision for Taxes

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2013	2012	2013	2012	% Change	% Change
	(in thousands)
(Provision for) Benefit from taxes	$(40,234)	$32,169	$(40,075)	$32,044	(225%)	(225%)

We recorded a provision for income taxes of $40.2 million and $40.1 million for the three and six months ended December 31, 2013. We estimate our annual effective tax rate to be negative 4%. This differs from the annual statutory rate of 35% primarily due to a one-time, non-cash charge in the amount of $40.2 million to establish a valuation allowance for a significant portion of our deferred tax assets.

We regularly assess the need for a valuation allowance against our deferred tax assets. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. We consider all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods. We determined that the significant negative evidence associated with the cumulative losses in recent periods and the current results outweighed the positive evidence as of December 31, 2013. As a result, in the second quarter of fiscal 2014, we determined a valuation allowance was required as near-term realization of these assets was deemed unlikely and recorded a one-time, non-cash charge of $40.2 million. This accounting treatment has no effect on our actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $83.2 million, short-term marketable securities of $39.2 million, cash we expect to generate from operations, and our $100.0 million revolving credit line, which is committed until November 2016, a portion of which is available to be drawn subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $85 million term loan balance at December 31, 2013, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds, we may still elect to obtain additional debt or equity financing or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations, and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2013	2012
	(in thousands)
Cash flows provided by operating activities	$10,341	$21,639
Cash flows used in investing activities	(10,841)	(7,901)
Cash flows used in financing activities	(6,329)	(13,958)

Operating Activities

Cash flows provided by operating activities are primarily the result of our net loss adjusted for non-cash expenses such as depreciation and amortization, stock-based compensation expense, impairment of goodwill, and changes in working capital components.

Cash flows provided by operating activities were $10.3 million for the six months ended December 31, 2013, compared to $21.6 million for the six months ended December 31, 2012.

Cash flows provided by operating activities for the six months ended December 31, 2013 consisted of changes in working capital of $36.3 million and non-cash charges of $19.0 million, partially offset by a net loss of $45 million. The changes in working capital accounts was primarily due to a decrease in net deferred taxes of $40.4 million and a decrease in accounts receivable of $3.6 million offset by a net decrease in accounts payable and accrued liabilities of $6.1 million and a net decrease in deferred revenue and other noncurrent liabilities of $1.0 million. The decrease in deferred taxes is due to a one-time charge to establish a valuation allowance. The decrease in accounts receivable was primarily due to lower revenue levels and the net decrease in accounts payable and accrued liabilities is primarily due to timing of payments. The non-cash charges primarily consisted of depreciation and amortization of $13.3 million and stock-based compensation expense net of tax benefits of $5.4 million.

Cash flows provided by operating activities for the six months ended December 31, 2012 consisted of non-cash charges of $116.7 million, partially offset by net loss of $63.6 million and changes in working capital of $31.4 million. The non-cash charges primarily consisted of impairment of goodwill of $92.4 million, depreciation and amortization of $18.5 million and stock-based compensation expense net of tax benefits of $5.7 million. The contribution to working capital accounts was primarily due to increase deferred taxes of $28.9 million, net decrease in accounts payable and accrued liabilities of $9.9 million and increase in prepaid expenses and other assets of $4.6 million, partially offset by decrease in accounts receivable of $12.2 million. The decrease in accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, are primarily due to timing of payments.

Investing Activities

Cash flows from investing activities include capital expenditures, capitalized internal development costs and net investments in marketable securities.

Cash flows used in investing activities was $10.8 million for the six months ended December 31, 2013, compared to cash flows used in investing activities of $7.9 million for the six months ended December 31, 2012.

Cash used in investing activities in the six months ended December 31, 2013 was primarily due to capital expenditures and internal software development costs of $5.4 million, licenses to intangible assets of $2.7 million and acquisition costs of $0.9 million. Net investments in marketable securities totaled $1.9 million in the six months ended December 31, 2013.

Cash used in investing activities in the six months ended December 31, 2012 was primarily due to net investments in marketable securities of $3.3 million and licenses of intangible assets of $2.5 million. Capital expenditures and internal software development costs totaled $2.1 million in the six months ended December 31, 2012.

Financing Activities

Cash flows from financing activities include proceeds from exercise of stock options, withholding taxes related to restricted stock net of share settlement, excess tax benefits from stock-based compensation, and principle payments on bank debt and acquisition-related notes payable.

Cash flows used in financing activities was $6.3 million for the six months ended December 31, 2013, compared to cash flows used in financing activities of $14.0 million for the six months ended December 31, 2012.

Cash used in financing activities in the six months ended December 31, 2013 was primarily due to principal payments on acquisition-related notes payable and our term loan of $7.2 million and withholding taxes related to restricted stock net share settlement of $1.3 million, partially offset by exercises of stock options of $1.9 million and excess tax benefits from exercises of stock options of $0.3 million.

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

Contractual Obligations

Our contractual obligations relate to borrowings under our credit facility, acquisition-related notes payable and operating leases. There have been no significant changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

The following table summarizes our contractual obligations for the periods indicated (in thousands):

	Promissory	Credit	Operating
Year Ending June 30,	Notes	Facility	Leases	Total
2014 (remaining six months)	$928	$7,500	$1,836	$10,264
2015	560	17,500	3,476	21,536
2016	50	20,000	3,362	23,412
2017	—	40,000	2,911	42,911
2018	—	—	2,950	2,950
2019 and thereafter	—	—	1,099	1,099

Total	$1,538	$85,000	$15,634	$102,172

Credit Facility

In November 2011, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20%, and 50%, and a $200 million five-year revolving credit line. On February 15, 2013, we entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment to the Second Loan Agreement”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5 million for the life of the Second Loan Agreement; and (2) reduce the $200 million five-year revolving credit line portion of the facility to $100 million, effective as of February 15, 2013.

Borrowings under the Second Loan Agreement are secured by substantially all of our assets. Interest is payable at a rate computed using either Base rate or a Eurodollar rate plus an applicable margin, at our option. Base rate is defined as the applicable margin plus the greatest of (a) the Prime Rate for such day, (b) the Federal Funds Effective Rate in effect on such day, plus 1% and (c) the Daily Adjusting LIBOR Rate plus 1%. Base rate borrowings bear interest at a Base rate plus an applicable margin which varies from (1) 0.625% to 1.375% for revolving loans and (2) 1.00% to 1.75% for term loans, depending on our funded debt to adjusted EBITDA ratio. Eurodollar rate borrowings bear interest at the Eurodollar rate plus an applicable margin which varies from (1) 1.625% to 2.375% for revolving loans and (2) 2.00% to 2.75% for term loans, depending on our funded debt to adjusted EBITDA ratio. Adjusted EBITDA is defined as net (loss) income less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses of losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity. The Second Loan Agreement expires in November 2016. The Second Loan Agreement restricts our ability to raise additional debt financing and pay dividends, and also requires us to comply with other nonfinancial covenants. In addition, we are required to maintain financial ratios computed as follows:

1. A minimum fixed charge coverage ratio of 1.15:1, calculated as the ratio of (i) trailing twelve months of adjusted EBITDA to (ii) the sum of capital expenditures, net cash interest expense, cash taxes, cash dividends, and trailing twelve months payments of indebtedness. Payment of unsecured indebtedness is excluded to the degree that sufficient unused revolving credit line capacity exists such that the relevant debt payment could be made from the credit facility.

2. A maximum funded debt to adjusted EBITDA ratio of 3:1, calculated as the ratio of (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of adjusted EBITDA.

We were in compliance with the covenants of our loan agreements as of December 31, 2013 and June 30, 2013.

Interest Rate Swap

In February 2012, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. We do not speculate using derivative instruments. The swap encompasses the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At December 31, 2013, we had approximately $85 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

At December 31, 2013, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the statement of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

Headquarter Lease

We entered into a lease agreement in February 2010 for approximately 63,998 square feet of office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent was abated for the first 12 calendar months under the lease, and was $0.1 million through the 24th calendar month of the term of the lease. Monthly base rent increased to $0.2 million for the subsequent 12 months and now increases approximately 3% after each 12-month anniversary during the remaining term, including any extensions under our options to extend. We have two options to extend the term of the lease for one additional year for each option following the expiration date of the lease or renewal term, as applicable.

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

As of December 31, 2013, our credit facility consisted of an $85 million outstanding term loan and a $100 million revolving line of credit with no amount outstanding. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar rate or the Prime Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize the facility. To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such scheduled principal amount totaling $85 million on January 1, 2014 and amortizing to $35 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar rate at a fixed rate of 0.97%. As such, a hypothetical change of 1% from prevailing interest rates as of December 31, 2013 would not have an effect on our interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, seeking a judgment that we had infringed a patent held by IPC. We received the related summons and complaint from IPC in March 2013. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against us should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against us. In November 2013, IPC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. While we deny IPC’s claims and believe that the probability of any loss is remote, there can be no assurance that we will prevail in this matter and any adverse ruling or settlement may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an emerging industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as but not limited to:

•	our emerging industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory or legislative environment affecting our business or our clients’ businesses;

•	our dependence on Internet search companies to attract Internet visitors;

•	our ability to accurately forecast our operating results and appropriately plan our expenses;

•	our ability to compete in our industry;

•	our ability to develop our websites to allow Internet visitors to access our websites through mobile devices;

•	our ability to develop new services and enhancements and features to meet new demands from our clients; and

•	our ability to successfully challenge regulatory audit, investigations or alleged noncompliance with laws.

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

Our business is subject to many laws and regulatory requirements, including Federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our education, financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws are frequently changing, and keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. Violations or alleged violations of laws by us or our third party publishers could result in liability for damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

For example, the Federal Communications Commission recently amended the Telephone Consumer Protection Act that affects telemarketing calls. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telephonic communications became effective in October 2013. Our efforts to comply with the TCPA has had a relatively small negative effect on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability. Additionally, we generate leads from which consumers provide a wireless number, and in turn a significant amount of revenue comes from calls made by our internal call centers as well as by third-party call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely on for telemarketing, email marketing and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal liability or damage our reputation in the marketplace, either of which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by Federal and state governmental agencies, regulatory agencies, attorneys general, and other governmental or regulatory bodies, any of whom may allege violations of legal requirements. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states. If the results of any future investigations, audits, inquiries, claims or litigation are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

We depend on third-party website publishers for a significant portion of our visitors. Any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers. In many instances, website publishers can change the media inventory they make available to us at any time and, therefore, impact our results of operations. In addition, website publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a website publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and website publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. For example, since 2012, our revenue has declined in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price and quality requirements, in which case our revenue could decline or our operating costs could increase.

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

Historically, quarterly and annual operating results have fluctuated due to changes in our business, our industry and the general economic climate. We expect our future operating results to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating operating results could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. Our business is changing and evolving, and, as a result, our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•	changes in client volume;

•	loss of or reduced demand by existing clients;

•	the availability and price of quality media;

•	consolidation of media sources;

•	changes in search engine algorithms that affect our and our publishers’ websites; and

•	regulatory and legislative changes.

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

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue, and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Internet search companies with brand recognition, such as Google, Yahoo! and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Internet advertising and web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients, and our revenue may decline.

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

A substantial portion of our revenue is generated from a limited number of clients. None are 10% or more, however we have a few customers that account for a large portion of our net revenue for the quarter ended December 31, 2013. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty as these contracts do not contain penalty provisions for cancellations before the end of the contract term. Our clients may also reduce their level of business with us, leading to lower revenue.

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

Our success and future growth depend upon the continued services of our management team, including Douglas Valenti, Chief Executive Officer, and other key employees in all areas of our organization. From time to time, there may be changes in our key employees resulting from the hiring or departure of executives and employees, which could disrupt our business. We have experienced declines in our business and a depressed stock price, making our equity and cash incentive compensation programs less attractive to current and potential key employees. If we lose the services of key employees or if we are unable to attract and retain additional qualified employees, our business and growth could suffer.

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

Our future success will depend in part on our ability to successfully adapt to these rapidly changing online media formats and other technologies. If we fail to adapt successfully, we could lose clients or advertising inventory.

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

As of December 31, 2013, we had debt with a principal balance of $85 million. As a result of obligations associated with our debt, we may not have sufficient liquidity:

•	to respond to business opportunities, competitive developments and adverse economic conditions;

•	to fund all of our costs if our revenue declines or costs increase; and

•	to repay the principal balance of our debt when due.

Our debt obligations may also impair our ability to obtain additional financing, if needed. Our indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of our indebtedness restrict our ability to take certain actions, including the incurrence of additional indebtedness, certain mergers and acquisitions, investments, asset sales, dividends, and stock repurchases. In addition, even if we are able to raise needed equity financing, we are required to use a portion of the net proceeds of certain types of equity financings to repay the outstanding balance of our term loan. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under our credit facility or repay the accelerated indebtedness or otherwise cover our costs.

Damage to our reputation could harm our business, financial condition and results of operations.

Our business is dependent on attracting a large number of visitors to our and our third-party publishers’ websites and providing leads, clicks, calls, and customers to our clients, which depends in part on our reputation within the industry and with our clients. There are companies within our industry that regularly engage in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and, therefore, may harm the reputation of all participants in our industry, including us.

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

In addition, our personnel, systems, procedures, and controls may be inadequate to support our future operations if we return to growth. The improvements required to manage growth may require us to make significant expenditures, expand, train and manage our employee base, and reallocate valuable management resources. If we fail to effectively manage future growth, our operating performance will suffer, and we may lose clients, key vendors and key personnel.

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

Our primary data center is at a third-party co-location center in San Francisco, California. All of the critical components of the system are redundant and we have a backup data center in Las Vegas, Nevada. We have implemented these backup systems and redundancies to minimize the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control; however, these backup systems may fail or not be adequate to prevent losses.

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

While we anticipate that our existing cash and cash equivalents, together with availability under our credit facility and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses, and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. In addition, pursuant to the terms of our credit facility, we are required to use a portion of the net proceeds of certain equity financings to repay the outstanding balance of our term loan. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

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

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on patent, trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants, independent contractors, advisors, client vendors, and publishers. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using our proprietary information. Further, these agreements may not provide an adequate remedy in the event of unauthorized disclosures or uses, and we cannot assure you that our rights under such agreements will be enforceable. Effective patent, trade secret, copyright, and trademark protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be effective; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patent, trademark, copyright, trade secret or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. All control systems have inherent limitations, and, accordingly, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action.

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

Our directors and executive officers and their respective affiliates have substantial influence over us and could delay or prevent a change in corporate control.

As of December 31, 2013, our directors and executive officers, together with their affiliates, beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1 (1)	Amendment to Consulting Services Agreement dated October 30, 2013 to the Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference in exhibit 10.3 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No.001-34628) filed November 6, 2013.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: February 7, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1 (1)	Amendment to Consulting Services Agreement dated October 30, 2013 to the Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference in exhibit 10.3 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No.001-34628) filed November 6, 2013.
*	Filed herewith.
‡	Furnished herewith.