Form 10-Q
period 2014-03-31
QUINSTREET, INC
filed 2014-05-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of common stock outstanding as of April 30, 2014: 43,812,191

QUINSTREET, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$81,743	$90,117
Marketable securities	38,308	37,847
Accounts receivable, net	42,013	38,391
Deferred tax assets	752	6,753
Prepaid expenses and other assets	7,978	4,623

Total current assets	170,794	177,731
Property and equipment, net	10,997	9,707
Goodwill	151,092	150,456
Other intangible assets, net	35,917	50,486
Deferred tax assets, noncurrent	4,512	40,289
Other assets, noncurrent	928	878

Total assets	$374,240	$429,547

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,449	$18,722
Accrued liabilities	26,172	30,903
Deferred revenue	1,231	1,638
Debt	16,796	15,428

Total current liabilities	63,648	66,691
Deferred revenue, noncurrent	—	239
Debt, noncurrent	64,524	77,249
Other liabilities, noncurrent	6,109	6,473

Total liabilities	134,281	150,652

Commitments and contingencies (See Note 9)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 43,656,436 and 42,886,884 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	43	43
Additional paid-in capital	235,568	226,857
Accumulated other comprehensive loss	(1,018)	(1,012)
Retained earnings	5,366	53,007

Total stockholders’ equity	239,959	278,895

Total liabilities and stockholders’ equity	$374,240	$429,547

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net revenue	$71,888	$79,017	$214,994	$229,394
Cost of revenue (1)	61,646	63,863	181,354	190,765

Gross profit	10,242	15,154	33,640	38,629
Operating expenses: (1)
Product development	4,859	4,891	14,794	14,288
Sales and marketing	3,881	3,683	11,696	10,870
General and administrative	4,284	4,394	12,829	12,339
Impairment of goodwill	—	—	—	92,350

Operating (loss) income	(2,782)	2,186	(5,679)	(91,218)
Interest income	30	28	84	84
Interest expense	(911)	(1,810)	(2,913)	(4,176)
Other (expense) income, net	(3)	(39)	(51)	3

(Loss) income before income taxes	(3,666)	365	(8,559)	(95,307)
Benefit from (provision for) taxes	993	(2,527)	(39,082)	29,517

Net loss	$(2,673)	$(2,162)	$(47,641)	$(65,790)

Net loss per share:
Basic	$(0.06)	$(0.05)	$(1.10)	$(1.54)

Diluted	$(0.06)	$(0.05)	$(1.10)	$(1.54)

Weighted average shares used in computing net loss per share
Basic	43,567	42,804	43,422	42,798
Diluted	43,567	42,804	43,422	42,798
(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$595	$1,010	$2,190	$2,896
Product development	551	665	1,893	2,056
Sales and marketing	827	780	2,195	2,403
General and administrative	477	558	1,833	1,457

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net loss	$(2,673)	$(2,162)	$(47,641)	$(65,790)
Other comprehensive loss
Unrealized (loss) gain on investments	(5)	7	(5)	(1)
Foreign currency translation adjustment	32	23	(39)	116
Interest rate swap
Change in unrealized gain (loss)	82	136	38	(77)
Less: reclassification adjustment for gain included in net loss	—	—	—	(8)

Net change	82	136	38	(85)

Other comprehensive income (loss)	109	166	(6)	30

Comprehensive loss	$(2,564)	$(1,996)	$(47,647)	$(65,760)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(47,641)	$(65,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,955	25,666
Impairment of goodwill	—	92,350
Write-off of bank loan upfront fees	—	680
Provision for sales returns and doubtful accounts receivable	(424)	(575)
Stock-based compensation	8,111	8,813
Excess tax benefits from stock-based compensation	(394)	(60)
Other adjustments, net	150	(35)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,198)	8,619
Prepaid expenses and other assets	(3,403)	(2,027)
Deferred taxes	41,938	(28,914)
Accounts payable	868	(5,980)
Accrued liabilities	(1,831)	(1,574)
Deferred revenue	(646)	(665)
Other liabilities, noncurrent	(524)	290

Net cash provided by operating activities	12,961	30,798

Cash Flows from Investing Activities
Capital expenditures	(4,679)	(1,126)
Business acquisition	(875)	—
Other intangibles	(2,815)	(2,500)
Internal software development costs	(1,901)	(1,813)
Purchases of marketable securities	(36,390)	(39,965)
Proceeds from sales and maturities of marketable securities	35,820	38,791

Net cash used in investing activities	(10,840)	(6,613)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	2,259	316
Principal payments on bank debt	(8,750)	(5,000)
Payment of bank loan upfront fees	—	(200)
Principal payments on acquisition-related notes payable	(2,599)	(5,848)
Excess tax benefits from stock-based compensation	394	60
Withholding taxes related to restricted stock net share settlement	(1,760)	(191)
Repurchases of common stock	—	(6,157)

Net cash used in financing activities	(10,456)	(17,020)

Effect of exchange rate changes on cash and cash equivalents	(39)	16
Net (decrease) increase in cash and cash equivalents	(8,374)	7,181
Cash and cash equivalents at beginning of period	90,117	68,531

Cash and cash equivalents at end of period	$81,743	$75,712

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	2,923	3,315
Cash paid for taxes	1,304	1,958
Supplemental Disclosure of Noncash Investing and Financing Activities
Retirement of treasury stock	—	6,157
Short term payables	—	2,500

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketing online. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company provides customer acquisition programs for clients in various industry verticals such as education and financial services. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India.

2.  Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the SEC on August 20, 2013. The condensed consolidated balance sheet at June 30, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at March 31, 2014, its condensed consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013, its condensed consolidated statements of comprehensive loss for the three and nine months ended March 31, 2014 and 2013, and its condensed consolidated statements of cash flows for the nine months ended March 31, 2014 and 2013. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2014, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no significant changes in the accounting policies subsequent to June 30, 2013.

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three or nine months ended March 31, 2014 or for the same period in fiscal year 2013. No client accounted for 10% or more of net accounts receivable as of March 31, 2014 or June 30, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S. municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair values of acquisition-related promissory notes approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at March 31, 2014 approximate the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swaps. The carrying value represents the fair value of the swaps, as adjusted for any non-performance risk associated with the Company at March 31, 2014. The Company believes that the fair value of the term loan approximates its recorded amount at March 31, 2014 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

Recent Accounting Pronouncements

In July 2012 the FASB issued an update to the accounting standard for intangibles. The revised standard update allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company plans to adopt this accounting standard in the fourth quarter of fiscal 2014 and does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

In February 2013 the FASB issued an update to the accounting standard for accumulated other comprehensive loss. The revised standard update requires entities to present information about significant items reclassified out of accumulated other comprehensive loss by component either on the face of the statement where net loss is presented or as a separate disclosure in the notes to the financial statements. The Company’s adoption of the revised standard update in the first quarter of fiscal year 2014 did not have a material impact on its financial position, results of operations or cash flows.

In July 2013 the FASB issued an update to the accounting standard for the financial presentation of unrecognized tax benefits. The revised standard update provides that a liability related to an unrecognized tax benefit would be presented as reduction of a deferred

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The revised standard update becomes effective July 1, 2014 for the Company and it should be applied prospectively to unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The Company does not believe that the adoption will have a material effect on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(2,673)	$(2,162)	$(47,641)	$(65,790)

Denominator:
Basic and Diluted:
Weighted average shares of common stock used in computing basic and diluted net loss per share	43,567	42,804	43,422	42,798

Net loss per share:
Basic and Diluted (1)	$(0.06)	$(0.05)	$(1.10)	$(1.54)

Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	9,677	10,760	8,463	9,522

(1)	Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net loss incurred for the three and nine months ended March 31, 2014 and 2013. The assumed issuance of any additional shares would be anti-dilutive.
(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1	—	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of March 31, 2014, the Company used Level 1 assumptions for its money market funds.

Level 2	—	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2014, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposit, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3	—	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2014, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of March 31, 2014 and June 30, 2013 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$18,253	$18,253
Certificates of deposit	—	23,795	23,795
Money market funds	39,115	—	39,115

	$39,115	$42,048	$81,163

Liabilities:
Acquisition-related promissory notes (1)	$—	$999	$999
Term loan (1)	—	80,321	80,321
Interest rate swap	—	617	617

	$—	$81,937	$81,937

	Fair Value Measurements as of June 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$25,544	$25,544
Certificates of deposit	—	16,923	16,923
Money market funds	38,465	—	38,465

	$38,465	$42,467	$80,932

Liabilities:
Acquisition-related promissory notes (1)	$—	$3,875	$3,875
Term loan (1)	—	88,802	88,802
Interest rate swap	—	655	655

	$—	$93,332	$93,332

(1)	These liabilities are carried at historical cost on the Company’s consolidated balance sheet.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of March 31, 2014 and June 30, 2013 (in thousands):

	As of March 31, 2014
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$18,250	$3	$—	$18,253
Certificates of deposit	23,818	—	23	23,795
Money market funds	39,115	—	—	39,115

	$81,183	$3	$23	$81,163

	As of June 30, 2013
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$25,538	$6	$—	$25,544
Certificates of deposit	16,945	—	22	16,923
Money market funds	38,465	—	—	38,465

	$80,948	$6	$22	$80,932

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of March 31, 2014 and June 30, 2013, the Company did not hold securities that had maturity dates greater than one year.

5.  Acquisitions

Acquisitions in Fiscal Year 2014

During the nine months ended March 31, 2014, the Company acquired the operations of an online publishing business in exchange for $0.9 million in cash paid upon closing of the acquisition.

Acquisitions in Fiscal Year 2013

The Company did not complete any acquisitions during the nine months ended March 31, 2013.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	March 31, 2014			June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$37,040	$(30,478)	$6,562	$37,035	$(28,321)	$8,714
Content	62,196	(48,828)	13,368	62,028	(43,054)	18,974
Website/trade/domain names	31,652	(20,479)	11,173	31,597	(17,403)	14,194
Acquired technology and others	36,744	(31,930)	4,814	36,425	(27,821)	8,604

	$167,632	$(131,715)	$35,917	$167,085	$(116,599)	$50,486

Amortization of intangible assets was $4.9 million and $15.1 million in the three and nine months ended March 31, 2014 and $5.9 million and $21.6 million in the three and nine months ended March 31, 2013.

Future amortization expense for the Company’s intangible assets as of March 31, 2014 was as follows (in thousands):

Year Ending June 30,	Amortization
2014 (remaining three months)	$4,486
2015	12,512
2016	8,947
2017	6,114
2018	2,203
Thereafter	1,655

$35,917

The change in the carrying amount of goodwill for the Company’s Direct Marketing Services (“DMS”) and Direct Selling Services (“DSS”) segments, discussed in Note 11, Segment Information, for the nine months ended March 31, 2014 was as follows (in thousands):

	DMS	DSS	Total
Balance at June 30, 2013	$149,225	$1,231	$150,456
Additions	636	—	636

Balance at March 31, 2014	$149,861	$1,231	$151,092

In the nine months ended March 31, 2014, the additions to goodwill relate to the Company’s acquisition as described in Note 5, Acquisitions.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Income Taxes

The Company recorded a benefit from income taxes of $1.0 million for the three months ended March 31, 2014 and a provision for income taxes of $39.1 million for the nine months ended March 31, 2014 primarily due to a one-time, non-cash charge to establish a valuation allowance for a significant portion of the Company’s deferred tax assets and other discrete items.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance the Company considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods. The Company determined that the significant negative evidence associated with cumulative losses in recent periods and current results outweighed the positive evidence as of December 31, 2013 and accordingly, the near-term realization of certain of these assets was deemed unlikely. The Company recorded a one-time, non-cash charge to income tax expense of $40.2 million to establish a valuation allowance against a significant portion of its deferred tax assets in the second quarter of fiscal 2014. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

The Company’s estimated annual effective tax rate is negative 5%. This differs from the annual statutory rate of 35% primarily due to a one-time, non-cash charge to establish a valuation allowance for a significant portion of the Company’s deferred tax assets.

The Company recorded a provision for income taxes of $2.5 million for the three months ended March 31, 2013 and a benefit from income taxes of $29.5 million for the nine months ended March 31, 2013. The Company recorded a goodwill impairment charge of $92.4 million in the financial statements for the nine months ended March 31, 2013 and had an associated tax benefit of $28.5 million due to the impairment of goodwill that is deductible for tax purposes. As of March 31, 2013 the Company’s estimated annual effective tax rate was 31%. This differs from the annual statutory rate of 35% due to various permanent differences, most significantly stock-based compensation.

8.  Debt

Credit Facility

In November 2011, the Company entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20%, and 50%, and a $200 million five-year revolving credit facility.

On February 15, 2013, the Company entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment to the Second Loan Agreement”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5 million for the life of the Second Loan Agreement; and (2) reduce the $200 million five-year revolving credit line portion of the facility to $100 million, effective as of February 15, 2013.

Borrowings under the Second Loan Agreement are secured by substantially all of the Company’s assets. Interest is payable at a rate computed using either Base rate or a Eurodollar rate plus an applicable margin, at the Company’s option. Base rate is defined as the applicable margin plus the greatest of (a) the Prime Rate for such day, (b) the Federal Funds Effective Rate in effect on such day, plus 1% and (c) the Daily Adjusting LIBOR Rate plus 1%. Base rate borrowings bear interest at a Base rate plus an applicable margin which varies from (1) 0.625% to 1.375% for revolving loans and (2) 1.00% to 1.75% for term loans, depending on the Company’s funded debt to adjusted EBITDA ratio. Eurodollar rate borrowings bear interest at the Eurodollar rate plus an applicable margin which

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

varies from (1) 1.625% to 2.375% for revolving loans and (2) 2.00% to 2.75% for term loans, depending on the Company’s funded debt to adjusted EBITDA ratio. Adjusted EBITDA is defined as net (loss) income less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity.

The Second Loan Agreement expires in November 2016. The agreement restricts the Company’s ability to raise additional debt financing and pay dividends, and also requires the Company to comply with other nonfinancial covenants. In addition, the Company is required to maintain financial ratios computed as follows:

1.  A minimum fixed charge coverage ratio of 1.15:1, calculated as the ratio of: (i) trailing twelve months of adjusted EBITDA to (ii) the sum of capital expenditures, net cash interest expense, cash taxes, cash dividends, and trailing twelve months payments of indebtedness. Payment of unsecured indebtedness is excluded to the degree that sufficient unused revolving credit line exists such that the relevant debt payment could be made under the agreement.

2.  A maximum funded debt to adjusted EBITDA ratio of 3:1, calculated as the ratio of: (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes, and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of adjusted EBITDA.

The Company was in compliance with the covenants of the Second Loan Agreement, as amended by the First Amendment, as of March 31, 2014 and June 30, 2013.

The outstanding amount under the term loan at March 31, 2014 and June 30, 2013 was $81.3 million and $90 million. There were no outstanding balances under the revolving credit line at March 31, 2014 or June 30, 2013.

Interest Rate Swap

To reduce the Company’s exposure to rising interest rates under the term loan, in February 2012, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management. The swap encompasses the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At March 31, 2014, the Company had approximately $81.3 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss. Any hedge ineffectiveness will be immediately recognized in earnings in the current period.

At March 31, 2014, the fair value of the interest rate swap liability was $0.6 million and the hedge effective portion of the interest rate swap was $0.6 million.

Promissory Notes

During the nine months ended March 31, 2014 and 2013, the Company did not issue any promissory notes for the acquisition of businesses. The outstanding amount under the promissory notes at March 31, 2014 and June 30, 2013 was $1.0 million and $4.0 million.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturities

The maturities of the Company’s debt as of March 31, 2014 were as follows (in thousands):

	Promissory	Second Loan
Year Ending June 30,	Notes	Agreement
2014 (remaining three months)	$400	$3,750
2015	560	17,500
2016	50	20,000
2017	—	40,000
2018	—	—
2019	—	—

	1,010	81,250
Less: imputed interest and unamortized discounts	(11)	(929)
Less: current portion	(904)	(15,892)

Noncurrent portion of debt	$95	$64,429

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

9.  Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2019. Rent expense for the three and nine months ended March 31, 2014 was $0.8 million and $2.7 million and for the three and nine months ended March 31, 2013 was $0.9 million and $2.5 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of March 31, 2014 were as follows (in thousands):

Operating
Year Ending June 30,	Leases
2014 (remaining three months)	$934
2015	3,541
2016	3,582
2017	3,125
2018	3,062
2019 and thereafter	1,099

$15,343

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2014 and June 30, 2013.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party website publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. With respect to its DSS products, the Company also generally reserves the right to resolve intellectual property infringements claims by providing a non-infringing alternative or by obtaining a license on reasonable terms, and failing that, by terminating its relationship with the client and thus terminating the infringing activity. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements but in some cases survives for a period of time after termination of the agreement.

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2014 and June 30, 2013.

Litigation

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California, alleging that the Company has infringed a patent held by IPC. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against the Company should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against the Company. In January 2014, IPC filed its appeal in the United States Court of Appeals for the Federal Circuit. While the Company denies IPC’s claims and believes that the probability of any loss is remote, there can be no assurance that the Company will prevail in this matter and any adverse ruling or settlement may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2014, 9,210,527 shares were reserved and 6,250,251 shares were available for issuance under the 2010 Incentive Plan; 1,593,162 shares were reserved and 1,187,035 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three and nine months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	46%	51%	48%	54%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	0.9%	1.4%	0.7%
Grant date fair value	$3.23	$2.49	$3.85	$3.88

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net revenue by segment:
DMS	$71,641	$78,772	$214,178	$228,620
DSS	247	245	816	774

Total net revenue	71,888	79,017	214,994	229,394

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	6,169	12,268	21,898	35,177
DSS	110	139	489	433

Total segment operating income before depreciation, amortization, and stock-based compensation expense	6,279	12,407	22,387	35,610
Depreciation and amortization	(6,611)	(7,208)	(19,955)	(25,666)
Stock-based compensation expense	(2,450)	(3,013)	(8,111)	(8,812)
Impairment of goodwill	—	—	—	(92,350)

Total operating (loss) income	$(2,782)	$2,186	$(5,679)	$(91,218)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenue:
United States	$70,989	$78,261	$212,929	$227,350
International	899	756	2,065	2,044

Total net revenue	$71,888	$79,017	$214,994	$229,394

	March 31,	June 30,
	2014	2013
Property and equipment, net:
United States	$10,731	$9,502
International	266	205

Total property and equipment, net:	$10,997	$9,707

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

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or inquiry, in the form of a qualified click, or in the form of a call. Leads, clicks or calls can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads, clicks, calls or customers as defined by our agreements with them. References to the delivery of customers means the sale of completed customer transactions (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or generation of an acceptable margin on our media costs, that provides a sound financial outcome for us. To deliver leads, clicks, calls, and customers to our clients, generally we:

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

Our Direct Marketing Services (“DMS”) business accounted for substantially all of our net revenue in the three and nine months ended March 31, 2014 and 2013. Our DMS business derives net revenue from fees earned through the delivery of qualified leads, clicks, calls or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are education and financial services. Our education client vertical represented 43% and 44% of net revenue in the three and nine months ended March 31, 2014 and 45% of net revenue in both the three and nine months ended March 31, 2013. Our financial services client vertical represented 40% and 39% of net revenue in the three and nine months ended March 31, 2014 and 41% and 39% of net revenue for the three and nine months ended March 31, 2013. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 17% of net revenue in both the three and nine months ended March 31, 2014 and 14% and 16% of net revenue in the three and nine months ended March 31, 2013.

In addition, we derived less than 1% of our net revenue in both the three and nine months ended March 31, 2014, and for the same periods last fiscal year, from the provision of a hosted solution and related services for clients in the direct selling industry, also referred to as our Direct Selling Services (“DSS”) business.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three and nine months ended March 31, 2014 or 2013.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2014 will continue to be generated from clients in these two client verticals.

Our education client vertical has been significantly affected by the adoption of regulations affecting for-profit educational institutions over the past several years. The regulations have affected, and are expected to continue to affect, our clients’ businesses and marketing practices, including an overall decrease in our clients’ external marketing expenditures. The effect of these regulations or any future regulations may continue to result in fluctuations in the volume and mix of our business with these clients. We are working to offset declines and volatility in this vertical by diversifying our products, media and markets, including expansion into non-profit and international education markets.

Our financial services client vertical continued to be negatively affected due to reduced availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future. We are working to offset declines by diversifying our product base with additions of leads, calls and bound policies as well as enhancing our clicks platform. We expect to increase marketing spend to drive future revenue which will impact profitability in the near term.

Acquisitions

Acquisitions in Fiscal Year 2014

During the nine months ended March 31, 2014 we acquired the operations of an online publishing business.

Acquisitions in Fiscal Year 2013

We did not complete any acquisitions in the nine months ended March 31, 2013.

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop or retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins.

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

Regulations

Our revenue has fluctuated as a result of recently adopted or amended regulations and the increased enforcement of existing regulations. Our business is affected directly because we operate websites and conduct telemarketing and email marketing, and indirectly as our clients adjust their operations as a result of regulatory changes that affect their industries.

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

In addition, our education client vertical has been significantly affected by the adoption of regulations affecting for-profit educational institutions over the past several years, and a higher level of governmental scrutiny is expected to continue. Clients in our financial services vertical have increasingly been affected by laws and regulations as a result of the adoption of new regulations under The Dodd–Frank Wall Street Reform and Consumer Protection Act and the increased enforcement of new and pre-existing laws and regulations. The effect of these regulations, or any future regulations, may continue to result in fluctuations in the volume and mix of our business with these clients.

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

DSS. Our DSS business generated less than 1% of net revenue in each of the three and nine months ended March 31, 2014 and 2013. We expect DSS to continue to represent an immaterial portion of our business.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, travel costs and advertising. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect sales and marketing expenses to continue to increase in absolute dollars for the remainder of fiscal year 2014 as we increase our advertising spend and hire additional personnel in sales and marketing to support our offerings.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, employee benefits and compliance, technical support, and other administrative personnel, as well as accounting and legal professional services fees, and insurance. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect general and administrative expenses to increase in absolute dollars for the remainder of fiscal year 2014 as we continue to invest in corporate infrastructure and expand our business internationally.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	(In thousands)				(In thousands)
Net revenue	$71,888	100.0%	$79,017	100.0%	$214,994	100.0%	$229,394	100.0%
Cost of revenue (1)	61,646	85.8	63,863	80.8	181,354	84.4	190,765	83.2

Gross profit	10,242	14.2	15,154	19.2	33,640	15.6	38,629	16.8
Operating expenses: (1)
Product development	4,859	6.8	4,891	6.2	14,794	6.9	14,288	6.2
Sales and marketing	3,881	5.4	3,683	4.7	11,696	5.4	10,870	4.7
General and administrative	4,284	6.0	4,394	5.6	12,829	6.0	12,339	5.4
Impairment of goodwill	—	0.0	—	0.0	—	0.0	92,350	40.3

Operating (loss) income	(2,782)	(4.0)	2,186	2.8	(5,679)	(2.7)	(91,218)	(39.8)
Interest income	30	0.0	28	0.0	84	0.0	84	0.0
Interest expense	(911)	(1.3)	(1,810)	(2.3)	(2,913)	(1.4)	(4,176)	(1.8)
Other (expense) income, net	(3)	(0.0)	(39)	(0.0)	(51)	(0.0)	3	0.0

(Loss) income before income taxes	(3,666)	(5.3)	365	0.5	(8,559)	(4.1)	(95,307)	(41.5)
Benefit from (provision for) taxes	993	1.4	(2,527)	(3.2)	(39,082)	(18.2)	29,517	12.9

Net loss	$(2,673)	(3.9)%	$(2,162)	(2.7)%	$(47,641)	(22.3)%	$(65,790)	(28.6)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$595	0.8%	$1,010	1.3%	$2,190	1.0%	$2,896	1.3%
Product development	551	0.8	665	0.8	1,893	0.9	2,056	0.9
Sales and marketing	827	1.2	780	1.0	2,195	1.0	2,403	1.0
General and administrative	477	0.7	558	0.7	1,833	0.9	1,457	0.6

Net Revenue

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2014	2013	2014	2013	% Change	% Change
	(in thousands)
Net revenue	$71,888	$79,017	$214,994	$229,394	(9%)	(6%)
Cost of revenue	61,646	63,863	181,354	190,765	(3%)	(5%)

Gross profit	$10,242	$15,154	$33,640	$38,629	(32%)	(13%)

Net revenue decreased $7.1 million, or 9%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Our education client vertical revenue decreased $4.6 million, or 13%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as a result of our education clients’ lower budgets, largely due to continued uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our financial services client vertical revenue decreased $3.4 million, or 11%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to our inability to cost effectively access sufficient high quality media given our current product offerings. Our other client verticals revenue increased $0.9 million, or 8%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to increased client demand in our business-to-business technology and home services client verticals and partially offset by decreased client demand in our medical client vertical.

Net revenue decreased $14.4 million, or 6%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. Our education client vertical revenue decreased $9.0 million, or 9%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our financial services client vertical revenue decreased $4.2 million, or 5%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, primarily due to our inability to cost effectively access sufficient high quality media given our current product offerings. Our other client verticals revenue decreased $1.2 million, or 3%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, primarily due to decreased client demand in our home services and medical client vertical partially offset by increased client demand in our business-to-business technology client verticals.

Cost of Revenue and Gross Margin

Cost of revenue decreased $2.2 million, or 3%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, driven by decreased media costs of $2.5 million, decreased amortization of intangible assets of $0.9 million, and decreased stock-based compensation of $0.4 million, offset by increased personnel costs of $1.0 million, increased depreciation of $0.3 million and increased other expenses of $0.3 million. The decreased media costs were attributable to lower revenue levels. The decreased amortization of intangible assets was attributable to assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. The increased personnel costs were attributable to an increase in average headcount. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 14% for the three months ended March 31, 2014 and 19% for the three months ended March 31, 2013. The decrease in gross margin is attributable to lower revenue levels and a lower mix of traffic from owned and operated websites.

Cost of revenue decreased $9.4 million, or 5%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, driven by decreased amortization of intangible assets of $6.4 million, decreased media costs of $4.5 million and decreased stock-based compensation of $0.7 million offset by increased personnel costs of $1.0 million, increased depreciation of $0.6 million, and increased other expenses of $0.6 million. The decreased amortization of intangible assets was attributable to an amortization charge associated with certain licensed patents in the nine months ended March 31, 2013, assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. The decreased media costs were primarily attributable to lower revenue levels offset by a lower mix of traffic from owned and operated websites. Gross margin was 16% for the nine months ended March 31, 2014 and 17% for the nine months ended March 31, 2013.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2014	2013	2014	2013	% Change	% Change
	(in thousands)
Product development	$4,859	$4,891	$14,794	$14,288	(1%)	4%
Sales and marketing	3,881	3,683	11,696	10,870	5%	8%
General and administrative	4,284	4,394	12,829	12,339	(3%)	4%
Impairment of goodwill	—	—	—	92,350	0%	(100%)

Operating expenses	$13,024	$12,968	$39,319	$129,847	0%	(70%)

Product Development Expenses

Product development expenses were $4.9 million in both the three months ended March 31, 2014 and 2013.

Product development expenses increased $0.5 million, or 4%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. This was primarily due to increased personnel costs of $0.7 million due to an increase in average headcount offset by a decrease in stock-based compensation of $0.2 million.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.2 million, or 5%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This was primarily due to increased personnel costs of $0.2 million due to an increase in average headcount.

Sales and marketing expenses increased $0.8 million, or 8%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. This was primarily due to increased personnel costs of $0.7 million due to an increase in average headcount.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million, or 3%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This was primarily due to a decrease in personnel costs of $0.4 million offset by increased tax expense related to an additional business tax assessment of $0.2 million.

General and administrative expenses increased $0.5 million, or 4%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. This was primarily due to an additional business tax assessment of $0.7 million and increased stock-based compensation of $0.4 million due to incremental stock grants offset by a decrease in personnel costs of $0.7 million.

Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2014	2013	2014	2013	% Change	% Change
	(in thousands)
Interest income	$30	$28	$84	$84	7%	0%
Interest expense	(911)	(1,810)	(2,913)	(4,176)	(50%)	(30%)
Other income (expense), net	(3)	(39)	(51)	3	92%	(1800%)

Interest and other income (expense), net	$(884)	$(1,821)	$(2,880)	$(4,089)	(51%)	(30%)

Interest and other income (expense), net decreased $0.9 million, or 51% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 due to interest expense related to an accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs incurred in connection with the Second Loan Agreement in the three months ended March 31, 2013 and decreased debt obligations.

Interest and other income (expense), net decreased $1.2 million, or 30% for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013 due to interest expense related to an accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs incurred in connection with the Second Loan Agreement in the three months ended March 31, 2013 and decreased debt obligations.

Benefit from (Provision for) Taxes

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2014	2013	2014	2013	% Change	% Change
	(in thousands)
Benefit from (provision for) taxes	$993	$(2,527)	$(39,082)	$(8,561)	(139%)	357%

We recorded a benefit from income taxes of $1.0 million for the three months ended March 31, 2014 and a provision for income taxes of $39.1 million for the nine months ended March 31, 2014 primarily due to a one-time, non-cash charge to establish a valuation allowance for a significant portion of the Company’s deferred tax assets and other discrete items.

We regularly assess the need for a valuation allowance against our deferred tax assets. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. We consider all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods. We determined that the significant negative evidence associated with the cumulative losses in recent periods and current results outweighed the positive evidence as of December 31, 2013. As a result, in the second quarter of fiscal 2014, we determined a valuation allowance was required as near-term realization of certain of these assets was deemed unlikely and recorded a one-time, non-cash charge of $40.2 million. This accounting treatment has no effect on our actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

As of March 31, 2014 we estimate our annual effective tax rate to be negative 5%. This differs from the annual statutory rate of 35% primarily due to a one-time, non-cash charge in the amount of $40.2 million to establish a valuation allowance for a significant portion of our deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $81.7 million, short-term marketable securities of $38.3 million, cash we expect to generate from operations, and our $100.0 million revolving credit line, which is committed until November 2016, a portion of which is available to be drawn subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $81.3 million term loan balance at March 31, 2014, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt or equity financing or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations, and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2014	2013
	(in thousands)
Cash flows provided by operating activities	$12,961	$30,798
Cash flows used in investing activities	(10,840)	(6,613)
Cash flows used in financing activities	(10,456)	(17,020)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, impairment of goodwill, and changes in working capital components.

Cash flows provided by operating activities were $13.0 million for the nine months ended March 31, 2014, compared to $30.8 million for the nine months ended March 31, 2013.

Cash flows provided by operating activities for the nine months ended March 31, 2014 consisted of changes in working capital of $33.2 million and primarily non-cash adjustments of $28.0 million, partially offset by a net loss of $47.6 million. The changes in working capital accounts was primarily due to a decrease in net deferred taxes of $41.9 million offset by an increase in prepaid expenses and other current assets of $3.4 million, an increase in accounts receivable of $3.2 million, a net decrease in accounts payable and accrued liabilities of $1.0 million and a net decrease in deferred revenue and other noncurrent liabilities of $1.2 million. The decrease in deferred taxes is due to a one-time charge to establish a valuation allowance. The increase in accounts receivable as well as the net decrease in accounts payable and accrued liabilities, are primarily due to timing of payments. The non-cash adjustments primarily consisted of depreciation and amortization of $19.9 million and stock-based compensation expense net of tax benefits of $7.7 million.

Cash flows provided by operating activities for the nine months ended March 31, 2013, consisted of net loss of $65.8 million, partially offset by primarily non-cash adjustments of $127.9 million and increase in working capital of $30.3 million. The non-cash adjustments primarily consisted of impairment of goodwill of $92.4 million, depreciation and amortization of $25.7 million and stock-based compensation expense net of tax benefits of $8.8 million. The contribution to working capital accounts was primarily due to an increase in deferred taxes of $28.9 million resulting from tax deductible goodwill write-off, net decrease in accounts payable and accrued liabilities of $7.6 million, and an increase in prepaid expenses and other assets of $2.1 million, partially offset by decrease in accounts receivable of $8.6 million. The decrease in accounts receivable, as well as the net decrease in accounts payable and accrued liabilities, are primarily due to timing of payments.

Investing Activities

Cash flows from investing activities include capital expenditures, capitalized internal development costs and net investments in marketable securities.

Cash flows used in investing activities was $10.8 million for the nine months ended March 31, 2014, compared to cash flows used in investing activities of $6.6 million for the nine months ended March 31, 2013.

Cash used in investing activities in the nine months ended March 31, 2014 was primarily due to capital expenditures and internal software development costs of $6.6 million, licenses to intangible assets of $2.8 million and acquisition costs of $0.9 million. Net investments in marketable securities totaled $0.5 million in the nine months ended March 31, 2014.

Cash used in investing activities in the nine months ended March 31, 2013 was primarily due to licenses of intangible assets of $2.5 million and net investments in marketable securities of $1.2 million. Capital expenditures and internal software development costs totaled $2.9 million in the nine months ended March 31, 2013.

Financing Activities

Cash flows from financing activities include proceeds from exercise of stock options, withholding taxes related to restricted stock net of share settlement, excess tax benefits from stock-based compensation, and principle payments on bank debt and acquisition-related notes payable.

Cash flows used in financing activities was $10.5 million for the nine months ended March 31, 2014, compared to cash flows used in financing activities of $17.0 million for the nine months ended March 31, 2013.

Cash used in financing activities in the nine months ended March 31, 2014 was primarily due to principal payments on our term loan and acquisition-related notes payable of $11.4 million and withholding taxes related to restricted stock net share settlement of $1.8 million, partially offset by exercises of stock options of $2.3 million and excess tax benefits from exercises of stock options of $0.4 million.

Cash used in financing activities in the nine months ended March 31, 2013 was primarily due to principal payments on our term loan and acquisition-related notes payable and related fees of $11.0 million and repurchases of our common stock of $6.2 million, partially offset by proceeds received from exercises of stock options of $0.3 million.

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

The following table summarizes our contractual obligations for the periods indicated (in thousands):

	Promissory	Second Loan	Operating
Year Ending June 30,	Notes	Agreement	Leases	Total
2014 (remaining three months)	$400	$3,750	$934	$5,084
2015	560	17,500	3,541	21,601
2016	50	20,000	3,582	23,632
2017	—	40,000	3,125	43,125
2018	—	—	3,062	3,062
2019 and thereafter	—	—	1,099	1,099

Total	$1,010	$81,250	$15,343	$97,603

Credit Facility

In November 2011, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20%, and 50%, and a $200 million five-year revolving credit facility. On February 15, 2013, we entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment to the Second Loan Agreement”) with the Bank to, among other things: (1) amend the definition of adjusted EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5 million for the life of the Second Loan Agreement; and (2) reduce the $200 million five-year revolving credit line portion of the facility to $100 million, effective as of February 15, 2013.

Borrowings under the Second Loan Agreement are secured by substantially all of our assets. Interest is payable at a rate computed using either Base rate or a Eurodollar rate plus an applicable margin, at our option. Base rate is defined as the applicable margin plus the greatest of (a) the Prime Rate for such day, (b) the Federal Funds Effective Rate in effect on such day, plus 1% and (c) the Daily Adjusting LIBOR Rate plus 1%. Base rate borrowings bear interest at a Base rate plus an applicable margin which varies from (1) 0.625% to 1.375% for revolving loans and (2) 1.00% to 1.75% for term loans, depending on our funded debt to adjusted EBITDA ratio. Eurodollar rate borrowings bear interest at the Eurodollar rate plus an applicable margin which varies from (1) 1.625% to 2.375% for revolving loans and (2) 2.00% to 2.75% for term loans, depending on our funded debt to adjusted EBITDA ratio. Adjusted EBITDA is defined as net (loss) income less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5 million for the life of this Second Loan Agreement. The revolving credit line requires an annual facility fee of 0.375% of the revolving credit line capacity. The Second Loan Agreement expires in November 2016. The Second Loan Agreement restricts our ability to raise additional debt financing and pay dividends, and also requires us to comply with other nonfinancial covenants. In addition, we are required to maintain financial ratios computed as follows:

1.  A minimum fixed charge coverage ratio of 1.15:1, calculated as the ratio of (i) trailing twelve months of adjusted EBITDA to (ii) the sum of capital expenditures, net cash interest expense, cash taxes, cash dividends, and trailing twelve months payments of indebtedness. Payment of unsecured indebtedness is excluded to the degree that sufficient unused revolving credit line capacity exists such that the relevant debt payment could be made under the agreement.

2.  A maximum funded debt to adjusted EBITDA ratio of 3:1, calculated as the ratio of (i) the sum of all obligations owed to lending institutions, the face amount of any letters of credit, indebtedness owed in connection with acquisition-related notes and indebtedness owed in connection with capital lease obligations to (ii) trailing twelve months of adjusted EBITDA.

We were in compliance with the covenants of our loan agreements as of March 31, 2014 and June 30, 2013.

Interest Rate Swap

In February 2012, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. We do not speculate using derivative instruments. The swap encompasses the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At March 31, 2014, we had approximately $81.3 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

At March 31, 2014, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the statement of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

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

As of March 31, 2014, our credit facility consisted of an $81.3 million outstanding term loan and a $100 million revolving line of credit with no amount outstanding. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar rate or the Base Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize the facility. To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such scheduled principal amount totaling $85 million on January 1, 2014 and amortizing to $35 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar rate at a fixed rate of 0.97%. As such, a hypothetical change of 1% from prevailing interest rates as of March 31, 2014 would not have an effect on our interest expense.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, alleging that we had infringed a patent held by IPC. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against us should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against us. In January 2014, IPC filed its appeal in the United States Court of Appeals for the Federal Circuit. While we deny IPC’s claims and believe that the probability of any loss is remote, there can be no assurance that we will prevail in this matter and any adverse ruling or settlement may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved.

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

Our business is subject to many laws and regulatory requirements, including Federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our education, financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws are frequently changing, and keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. Violations or alleged violations of laws by us, our third party publishers or clients could result in liability for damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

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

A substantial portion of our revenue is generated from a limited number of clients. None are 10% or more, however we have a few customers that account for a large portion of our net revenue for the quarter ended March 31, 2014. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty as these contracts do not contain penalty provisions for cancellations before the end of the contract term. Our clients may also reduce their level of business with us, leading to lower revenue.

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

As of March 31, 2014, we had debt with a principal balance of $81.3 million. As a result of obligations associated with our debt, we may not have sufficient liquidity:

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

As of March 31, 2014, our directors and executive officers, together with their affiliates, beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: May 9, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.