Form 10-K
period 2014-06-30
QUINSTREET, INC
filed 2014-09-12
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the NASDAQ Global Select Market on such date, was $301,515,627. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of September 5, 2014: 44,378,603

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2014 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, such as but not limited to:

•	our emerging industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory or legislative environment affecting our business or our clients’ businesses;

•	our dependence on Internet search companies to attract Internet visitors;

•	our dependence on unimpeded access to the Internet by us and Internet visitors;

•	our ability to accurately forecast our operating results and appropriately plan our expenses;

•	our ability to compete in our industry;

•	our ability to develop our websites to allow Internet visitors to access our websites through mobile devices;

•	our ability to develop new services and enhancements and features to meet new demands from our clients; and

•	our ability to successfully challenge regulatory audits, investigations or allegations of noncompliance with laws.

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

QuinStreet was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. We have been a pioneer in the development and application of measurable marketing on the Internet. Clients pay us for the actual opt-in actions by prospects or customers that result from our marketing activities on their behalf, versus traditional impression-based advertising and marketing models in which an advertiser pays for more general exposure to an advertisement. We have been particularly focused on developing and delivering measurable marketing results in the search engine “ecosystem,” the entry point of the Internet for most of the visitors we convert into qualified leads, clicks, calls or customers for our clients. We own or partner with vertical content websites that attract Internet visitors from organic search engine rankings due to the quality and relevancy of their content to search engine users. We also acquire targeted visitors for our websites through the purchase of pay-per-click, or PPC, advertisements on search engines. We complement search engine companies by building websites with content and offerings that are relevant and responsive to their searchers, and by increasing the value of the PPC search advertising they sell by matching visitors with offerings and converting them into customer prospects for our clients.

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

Our Business Model

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead or inquiry, in the form of a qualified click, or in the form of a call. Leads, clicks or calls can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are paid typically by clients when we deliver qualified leads, clicks, calls or customers as defined by our agreements with them. References to the delivery of customers means the sale of completed customer transactions (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must deliver a value to our clients and provide for a media yield, or generation of acceptable margin on our media costs, that provides a sound financial outcome for us. To deliver leads, clicks, calls and customers to our clients, generally we:

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

Media cost, or the cost to attract targeted Internet visitors, is the largest cost input to producing the measurable marketing results we deliver to clients. Balancing our clients’ customer acquisition cost and conversion objectives — or the rate at which the leads, clicks or calls that we deliver to them convert into customers — with our media costs and yield objectives, represents the primary challenge in our business model. We have been able to effectively balance these competing demands by focusing on our media sources and capabilities, conversion optimization, and our mix of offerings and client coverage. We also seek to mitigate media cost risk by working with third-party publishers predominantly on a revenue-share basis; media purchased on a revenue-share basis has represented the majority of our media costs and of the Internet visitors we convert into qualified leads, clicks, calls or customers for clients, contributing significantly to our ability to maintain profitability.

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

Conversion optimization

Once we acquire targeted Internet visitors from any of our numerous online media sources, we seek to convert that media into qualified leads, clicks, calls or customers at a rate that balances client results with our media costs or yield objectives. We start by providing Internet visitors with information and product offerings on our websites and in our marketing programs that we believe match their interests. Achieving acceptable client results and media yield then requires ongoing testing, measuring, analysis, feedback, and adaptation of the key components of our Internet marketing programs. These components include the marketing or advertising messaging, content mix, visitor navigation path, mix and coverage of client offerings presented, and point-of-sale conversion messaging — the content that is presented to an Internet visitor immediately prior to converting that individual into a lead or click or call or customer for our clients. This data complexity is managed by us with technology, data reporting, marketing processes, and personnel. We believe that our scale and more than fourteen-year track record give us an advantage, as managing this complexity often implies a steep experience-based learning curve.

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

Our Competitive Advantages

Vertical focus and expertise

We focus our efforts on large, attractive client market verticals and on building our depth of media and coverage of clients and client offerings within them. We have been a pioneer in developing vertical marketing and media on the Internet and in providing measurable marketing results to clients. We focus on clients who are moving their marketing spending to measurable online formats and on information-intensive client verticals with large underlying market opportunities and high product or customer lifetime values. This focus allows us to utilize targeted media, in-depth industry and client knowledge, and customer segmentation and breadth of client offerings, or coverage, to deliver results for our clients, and greater media yield and buying power.

Measurable marketing experience, expertise and data

We have substantial experience at designing and deploying marketing programs that match Internet visitors to information or product offerings, and that can deliver economically attractive, measurable results to our clients, cost-effectively for us. Such results require frequent testing and balancing of numerous variables, including Internet visitor sources, mix of content and of client and product offerings, visitor navigation paths, prospect qualification, and advertising creative design, among others. The complexity of executing these marketing campaigns is challenging. Due to our scale and more than fourteen-year track record, we have successfully executed thousands of Internet marketing programs, and we have gained significant experience managing and optimizing this complexity to meet our clients’ volume, quality and cost objectives, while also achieving media yield and buying power requirements for our business model.

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

Proprietary technology

We have developed a core technology platform and a common set of applications for managing and optimizing measurable marketing programs across multiple client verticals at scale. The primary objectives and effects of our technologies are to achieve higher media yield, deliver better results for our clients, and more efficiently and effectively manage our scale and complexity. We continuously strive to develop technologies that allow us to better match Internet visitors in our client verticals to the information, clients or product offerings visitors seek at scale. In so doing, our technologies can allow us to simultaneously improve visitor satisfaction, increase our media yield, and achieve higher rates of conversions of leads, clicks, calls or customers for our clients — a cycle of increased value for Internet visitors and our clients and competitive advantage for us. Some of the key applications in our technology platform are:

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

Client-driven online marketing approach

We focus on providing measurable Internet marketing and media services to our clients in a way that seeks to protect and enhances their brands and their relationships with prospective customers. The Internet marketing programs we execute are designed to adhere to strict client branding and regulatory guidelines, and are intended to match our clients’ brands and offers with expressed customer interest. We have contractual arrangements with third-party publishers to ensure that they follow our clients’ brand guidelines, and we utilize our proprietary technologies and trained personnel to help ensure compliance. In addition, we believe that providing relevant, helpful content and client offers that match an Internet visitor’s self-selected interest in a product or service, such as requesting information about an education program or financial product, makes that visitor more likely to convert into a customer for our clients. We do not engage in online marketing practices such as spyware or deceptive promotions, as we believe that these do not provide value to Internet visitors and can undermine our clients’ brands.

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

Clients

In fiscal years 2014, 2013 and 2012, no client comprised more than 10% of annual net revenue, and our top 20 clients accounted for 52%, 52% and 54% of net revenue. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

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

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and the matching of Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2014, 2013 and 2012, we spent $19.5 million, $19.0 million and $21.1 million on product development.

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

Employees

As of June 30, 2014, we had 667 employees, which consisted of 191 employees in product development, 63 in sales and marketing, 46 in general and administration and 367 in operations. None of our employees is represented by a labor union, except for our employees in Brazil who are represented by a union as required by Brazilian law.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this periodic report. If any of such risks actually occur, our business, results of operations or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is an emerging industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as but not limited to:

•	our emerging industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory or legislative environment affecting our business or our clients’ businesses;

•	our dependence on Internet search companies to attract Internet visitors;

•	our dependence on unimpeded access to the Internet by us and Internet visitors;

•	our ability to accurately forecast our results of operations and appropriately plan our expenses;

•	our ability to compete in our industry;

•	our ability to develop our websites to allow Internet visitors to access our websites through mobile devices;

•	our ability to develop new services and enhancements and features to meet new demands from our clients; and

•	our ability to successfully challenge regulatory audits, investigations or allegations of noncompliance with laws.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

Negative changes in the economic condition, market dynamics or regulatory environment have caused, and may continue to cause, our revenue to decline and our business and growth to suffer.

Adverse macroeconomic conditions could cause decreases or delays in spending by our advertisers and could harm our ability to generate revenue and our results of operations. Moreover, to date, we have generated a large majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue, at least in the near term, will continue to be generated from clients in our education and financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals in particular have negatively impacted, and may continue to negatively impact, our clients’ businesses, marketing practices and budgets and, therefore, our financial results.

Our and our clients’ businesses are subject to many regulatory requirements. Current or future regulations could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to many laws and regulatory requirements, including Federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our education, financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws are frequently changing, and keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. Violations or alleged violations of laws by us, our third-party publishers or clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

For example, the Federal Communications Commission recently amended the Telephone Consumer Protection Act that affects telemarketing calls. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telephonic communications became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability. Additionally, we generate leads from which customers provide a wireless number, and in turn a significant amount of revenue comes from calls made by our internal call centers as well as by third-party call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal liability or damage to our reputation in the marketplace, either of which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

Historically, we have generated nearly half of our revenue from our education client vertical, and nearly all of that revenue was generated from post-secondary educational institutions. Post-secondary educational institutions are subject to extensive Federal and state regulations, including the Higher Education Act, Department of Education regulations and individual state higher education regulations. The regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as the school’s eligibility to participate in Title IV Federal student financial aid programs, which is the principal source of funding for many of our education clients. There have been significant changes to these regulations in the recent past, and a high level of regulatory activity and heightened legislative scrutiny is expected to continue in the post-secondary education sector. For example, in June 2014, the Department of Education imposed certain restrictions on access to Federal student aid for one of our for-profit education clients, Corinthian Colleges Inc., pending an investigation of the company’s marketing and recruiting activities. Changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and our financial results.

We depend on third-party publishers for a significant portion of our visitors. Any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers. In many instances, third-party publishers can change the media inventory they make available to us at any time and, therefore, impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. For example, since 2012, our revenue has declined in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price and quality requirements, in which case our revenue could decline or our operating costs could increase.

Our results of operations have fluctuated in the past and may do so in the future, which makes our results of operations difficult to predict and could cause our results of operations to fall short of analysts’ and investors’ expectations.

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to fall. Our business is changing and evolving, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include the following:

•	changes in client volume;

•	loss of or reduced demand by existing clients;

•	the availability and price of quality media;

•	consolidation of media sources;

•	changes in search engine algorithms that affect our and our publishers’ websites; and

•	regulatory and legislative changes.

As a result of changes in our business model and increased expenditures for certain businesses, products, services and technologies, we anticipate downward pressure on our Adjusted EBITDA margin.

We have invested and expect to continue to invest in new businesses, products, services and technologies, including more expensive forms of media. We may have insufficient revenue to fully offset liabilities and expenses in connection with these investments and may experience inadequate, unpredictable return of capital on our investments. As a result of these investments, we expect downward pressure on our Adjusted EBITDA margin.

We depend upon Internet search providers to direct a significant portion of the visitors to our and our third-party publishers’ websites. Changes in search engine algorithms have in the past and may in the future harm the websites’ placements in both paid and organic search result listings, which may cause the number of visitors to our websites and, our third-party publishers’ websites as well as our revenue to decline.

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

Our ability to maintain or grow the number of visitors to our websites from search providers is not entirely within our control. Search providers frequently revise their algorithms and changes in their algorithms could cause our websites to receive less favorable placements. We have experienced fluctuations in organic rankings for a number of our websites and some of our paid listing campaigns have also been harmed by search engine algorithmic changes. Search providers could determine that our or our third-party publishers’ websites’ content is either not relevant or is of poor quality.

In addition, we may fail to optimally manage our paid listings, or our proprietary bid management technologies may fail. To attract and retain visitors, we use search engine optimization (“SEO”) which involves developing content to optimize ranking in search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites and our third-party publishers’ websites depends on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends. If we fail to successfully manage our SEO strategy, our websites may receive less favorable placement in organic or paid listings, which would reduce the number of visitors to our sites, decrease conversion rates and repeat business and have a detrimental effect on our ability to generate revenue. If visits to our websites decrease, we may need to use more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability. Even if we succeed in driving traffic to our owned and operated websites and to our clients’ websites, we may not be able to effectively monetize this traffic or otherwise retain customers. Our failure to do so could result in lower advertising revenue from our owned and operated websites as well as third-party publishers’ websites, which would have an adverse effect on our business, financial condition and results of operations.

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

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as Education Dynamics in the education client vertical and BankRate in the financial services client vertical;

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups and activities at current or potential clients;

•	offline direct marketing agencies;

•	mobile and social media; and

•	television, radio and print companies.

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue, and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Internet search companies with brand recognition, such as Google, Yahoo! and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Internet advertising and web traffic. Some of these companies may offer or develop more vertically targeted products that match customers with products and services and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients, and our revenue may decline.

More people are using mobile devices to access the internet. If we fail to develop our websites to keep pace with this shift in user devices, we may not remain competitive and could lose clients or advertising inventory.

The number of people who access the Internet through mobile devices such as smart phones and tablets has increased dramatically in the past few years, and we expect the trend to continue. Our online marketing services and content were originally designed for desktop or laptop computers. The shift from desktop or laptop computers to mobile devices could potentially deteriorate the user experience for visitors to our websites and may make it more difficult for visitors to respond to our offerings. It may also require us to develop new offerings specifically designed for mobile devices. Additionally, the monetization of our online marketing services and content on these mobile devices might not be as lucrative for us compared to those on desktop and laptop computers. If we fail to develop our websites cost effectively and improve the monetization capabilities of our mobile marketing services, we may not remain competitive, which may negatively affect our business and results of operations.

A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects may be harmed.

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified leads, clicks, calls and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned and operated websites or our third-party publisher websites if their investments do not generate sales leads, and ultimately customers or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients would have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

Even if our content is effectively matched with advertisements or client offerings, our current clients may not fulfill their obligations under their existing contracts with us and they may not continue to place marketing spend or advertisements on our websites beyond the terms of their existing contracts. If any of our clients decided not to continue marketing spend or advertising on our owned and operated websites or on our third-party publisher websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase leads from us, could have a material adverse effect on our business.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients. None of our clients account for 10% or more of our revenue. However, we have a few clients that account for a large portion of our net revenue for the fiscal year ended June 30, 2014. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Clients who have longer-term contracts may fail to honor their existing contracts, fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

In addition, reductions in business by one or more significant clients may trigger price reductions for our other clients whose prices for certain products are determined in whole or in part by client bidding or competition. Any such price reduction could result in lower revenue. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of any one of these clients, or material reduction in their marketing spending with us, could decrease our revenue and harm our business.

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

We generate a significant portion of our web visitors from online media that we purchase from third-party publishers. We also rely on third-party call centers and email marketers. Some of these third-parties are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third-party publishers or vendors that clients view as potentially damaging to their brands can harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, we may also face liability for any failure of our third-party publishers or vendors to comply with regulatory requirements, as further described in the risk factor beginning, “Our business is subject to many regulatory requirements, and current or future regulation could have a material adverse effect on our business, results of operations and financial condition.”

The law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party publishers or vendors. Recent Department of Education regulations impose strict liability on our education clients for misrepresentations made by their marketing service providers. In addition, certain of our contracts impose liability on us for the acts of our third-party publishers or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, we could incur damages for the unauthorized or unlawful acts of third-party publishers or vendors.

We gather, transmit and store consumer personally identifiable information and unauthorized access to or accidental disclosure of this information may cause us to incur significant expenses and may negatively affect our reputation and business.

We gather, transmit and store consumer personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held and managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as Federal, state and foreign laws and regulations designed to protect personally identifiable information. Despite our implementation of security measures and controls, our computer systems may be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security breaches. In the past, we have experienced security incidents involving access to our user databases. Although, to our knowledge, no sensitive financial or personal information has been compromised in the past, any future security incidents could result in the compromise of such data and subject us to liability or result in cancellation of client contracts. In addition, the increased use of mobile devices by our employees increases the risk of unintentional disclosure of personally identifiable information. Any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In addition, we could incur significant costs in complying with the multitude of state, Federal and foreign laws regarding personally identifiable information.

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

As of June 30, 2014, we had debt with a principal balance of $77.5 million. As a result of obligations associated with our debt, we may not have sufficient liquidity:

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

Our business is dependent on attracting a large number of visitors to our and our third-party publishers’ websites and providing leads, clicks, calls, and customers to our clients, which depends in part on our reputation within the industry and with our clients. Certain other companies within our industry regularly engage in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and, therefore, may harm the reputation of all participants in our industry, including us.

Our ability to attract potential customers and, thereby, clients, also depends in part on customers receiving competitive levels of customer service, responsiveness and prices from our lead purchaser clients. If our clients do not provide competitive levels of service to customers, our reputation and therefore our ability to attract additional clients and customers could be harmed.

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

We also believe that building brand awareness is important to achieving increased demand for certain of our products and services. Accordingly, we have dedicated, and expect to continue to dedicate, significant operating capital and resources to building brand awareness, which may not be successful. Our failure to build brand awareness may adversely affect our ability to attract and retain clients in a cost-effective manner and as a result, our business, financial condition and results of operations.

Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

If we do not effectively manage any future growth or if we are not able to scale our business quickly enough to meet our clients’ growing needs, our operating performance will suffer and we may lose clients.

We have historically experienced growth in our operations and operating locations. This growth placed, and any future growth will continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•	successfully scaling our technology to accommodate a larger business and integrate acquisitions;

•	maintaining our standing with key vendors, including Internet search companies and third-party publishers;

•	maintaining our client service standards; and

•	developing and improving our operational, financial and management controls and maintaining adequate reporting systems and procedures.

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

In addition, our personnel, systems, procedures, and controls may be inadequate to support our future operations if we return to growth. The improvements required to manage growth may require us to make significant expenditures, expand, train and manage our employee base, and reallocate valuable management resources. We may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and cause us to lose current and potential customers and clients. The costs associated with these adjustments to our architecture could harm our operating results. Accordingly, if we fail to effectively manage future growth, our operating performance will suffer, and we may lose clients, key vendors and key personnel.

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our services, which could cause us to lose clients and harm our results of operations.

Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if people believe our systems are unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. If we or third-party data centers that we utilize were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Furthermore, we do not currently have backup generators at our Foster City, California headquarters. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results of operations for the period of time in which any disruption of utility services to us occurs.

Our primary data center is at a third-party co-location center in San Francisco, California. All of the critical components of the system are redundant and we have a backup data center in Las Vegas, Nevada. We have implemented these backup systems and redundancies to minimize the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control; however, these backup systems may fail or may not be adequate to prevent losses.

Any unscheduled interruption in our service would result in an immediate loss of revenue. If we experience frequent or persistent system failures, the attractiveness of our technologies and services to clients and third-party publishers could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled interruptions.

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

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers and clients.

Our products and services depend on the ability of our users to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of user access to our advertisements or our third-party publishers’ advertisements by restricting or prohibiting the use of infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Such interference could result in a loss of existing customers and clients, and increased costs, and could impair our ability to attract new customers and clients, thereby harming our revenue and growth.

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

Our quarterly revenue and results of operations may fluctuate significantly from quarter to quarter due to seasonal fluctuations in advertising spending.

In addition to other factors that cause our results of operations to fluctuate, results are also subject to significant seasonal fluctuation. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. In our second fiscal quarters, there is generally lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

If the market for online marketing services fails to continue to develop, our success may be limited, and our revenue may decrease.

The online marketing services market is relatively new and rapidly evolving, and it uses different measurements from traditional media to gauge its effectiveness. Some of our current or potential clients have little or no experience using the Internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the Internet. The adoption of online marketing, particularly by those companies that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services.

In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. Certain of our metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We present key metrics such as cost-per-click, cost-per-lead and cost-per-acquisition some of which are calculated using internal data. We periodically review and refine our some of our methodologies for monitoring, gathering, and calculating these metrics. Based on this process, from time to time we update our methodologies. While our metrics are based on what we believe to be reasonable measurements and methodologies, there are inherent challenges in deriving our metrics. In addition, our user metrics may differ from estimates published by third-parties or from similar metrics of our competitors due to differences in methodology. If advertisers or publishers do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, it could negatively affect our business model and current or potential clients’ willingness to adopt our metrics.

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

We have from time to time become aware of third-parties who we believe may have infringed our intellectual property rights. Such infringement or infringement of which we are not yet aware could reduce our competitive advantages and cause us to lose clients, third-party publishers or could otherwise harm our business. Policing unauthorized use of our proprietary rights can be difficult and costly. Litigation, while it may be necessary to enforce or protect our intellectual property rights, could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.

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

Limitations on our ability to collect and use data derived from user activities, as well as new technologies that block our ability to deliver Internet-based advertising, could significantly diminish the value of our services and have an adverse effect on our ability to generate revenue.

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

Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of data derived from the use of cookies. Technologies, tools, software and applications (including new and enhanced web browsers) have been developed and are likely to continue to be developed that can block or allow users to opt out of display, search, and Internet-based advertising and content, delete or block the cookies used to deliver such advertising, or shift the location in which advertising appears on pages so that our advertisements do not show up in the most monetizable places on our pages or are obscured. As a result, the adoption of such technologies, tools, software, and applications could reduce the number of display and search advertisements that we are able to deliver and/or our ability to deliver Internet-based advertising and this, in turn, could reduce our results of operations.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis or effectively prevent fraud could be impaired, which would adversely affect our ability to operate our business.

In order to comply with the Sarbanes-Oxley Act of 2002, our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. All control systems have inherent limitations, and, accordingly, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute. If we are required to pay damages or expenses in connection with these legal claims, our results of operations and business may be harmed.

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

We recognized an impairment in the carrying value of goodwill. Additional such charges in the future could negatively affect our results of operations and financial condition.

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

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. For example, our public market capitalization sustained a decline after December 31, 2012 and June 30, 2014 to a value below the net book carrying value of our equity, triggering the need for a goodwill impairment analysis. As a result of our goodwill impairment analysis, we recorded a goodwill impairment charge in those periods.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead our clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Click-through fraud occurs when an individual clicks on an ad displayed on a website, or an automated system is used to create such clicks, with the intent of generating the revenue share payment to the publisher rather than viewing the underlying content. Action fraud occurs when online lead forms are completed with false or fictitious information in an effort to increase a publisher’s compensable actions. From time to time, we have experienced fraudulent clicks or actions. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Additionally, we have, from time to time, had to, and in the future may have to, terminate relationships with publishers who we believed to have engaged in fraud. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such publishers.

As a public company, we are subject to compliance initiatives that will require substantial time from our management and result in significantly increased costs that may adversely affect our operating results and financial condition.

The Securities Exchange Act of 1934, Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other rules implemented by the SEC and NASDAQ, impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. We also expect that these laws and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this periodic report and others such as:

•	our ability to return to growth and to manage any such growth effectively;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements about our revenue, earnings or other financial results that are not in line with analyst expectations;

•	our ability to find, develop or retain high quality targeted media on a cost effective basis;

•	relatively low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;

•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	our commencement of, or involvement in, litigation; and

•	negative publicity about us, our industry, our clients or our clients’ industries.

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

As of June 30, 2014, our directors and executive officers, together with their affiliates, beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

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

We have not declared or paid dividends on our common stock and we do not intend to do so in the near term. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock in the near term.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “QNST” since our initial public offering on February 11, 2010. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2013	High	Low
First quarter ended September 30, 2012	$10.15	$8.06
Second quarter ended December 31, 2012	$8.81	$5.66
Third quarter ended March 31, 2013	$7.03	$5.41
Fourth quarter ended June 30, 2013	$8.74	$5.76

Fiscal Year Ended June 30, 2014	High	Low
First quarter ended September 30, 2013	$9.71	$8.40
Second quarter ended December 31, 2013	$9.62	$8.00
Third quarter ended March 31, 2014	$9.09	$6.02
Fourth quarter ended June 30, 2014	$6.72	$5.10

On September 5, 2014, the closing price as reported on the NASDAQ Global Select Market of our common stock was $4.66 per share and we had approximately 104 stockholders of record of our common stock.

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

The following performance graph shows a comparison from February 11, 2010 (the date our common stock commenced trading on the NASDAQ Global Select Market) through June 30, 2014 of cumulative total return for our common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended June 30, 2014.

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

We derived the consolidated statements of operations data for the fiscal years ended June 30, 2014, 2013, and 2012 and the consolidated balance sheets data as of June 30, 2014 and 2013 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal year ended June 30, 2011 and 2010 and the consolidated balance sheets data as of June 30, 2012, 2011 and 2010 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$282,549	$305,101	$370,468	$403,021	$334,835
Cost of revenue (1)	241,907	251,591	283,466	291,991	240,730

Gross profit	40,642	53,510	87,002	111,030	94,105
Operating expenses: (1)
Product development	19,548	19,048	21,051	24,163	19,726
Sales and marketing	16,385	14,705	14,074	17,382	16,698
General and administrative	17,046	16,226	23,375	20,396	18,464
Impairment of goodwill	95,641	92,350	—	—	—

Total operating expenses	148,620	142,329	58,500	61,941	54,888
Operating (loss) income	(107,978)	(88,819)	28,502	49,089	39,217
Interest income	115	115	134	169	97
Interest expense	(3,825)	(5,200)	(4,462)	(4,213)	(3,977)
Other income (expense), net	1,493	(69)	(42)	56	1,523

Interest and other expense, net	(2,217)	(5,154)	(4,370)	(3,988)	(2,357)
(Loss) income before income taxes	(110,195)	(93,973)	24,132	45,101	36,860
(Provision for) benefit from taxes	(36,209)	26,601	(11,131)	(17,887)	(16,276)

Net (loss) income	$(146,404)	$(67,372)	$13,001	$27,214	$20,584

Less: 8% non-cumulative dividends on convertible preferred stock	$—	$—	$—	$—	$(2,018)
Less: Undistributed earnings allocated to convertible preferred stock	$—	$—	$—	$—	$(5,784)

Net (loss) income attributable to common stockholders — Basic	$(146,404)	$(67,372)	$13,001	$27,214	$12,782

Undistributed earnings re-allocated to common stock	$—	$—	$—	$—	$419

Net (loss) income attributable to common stockholders — Diluted	$(146,404)	$(67,372)	$13,001	$27,214	$13,201

Net (loss) income per share attributable to common stockholders: (2)
Basic	$(3.36)	$(1.57)	$0.28	$0.59	$0.50

Diluted	$(3.36)	$(1.57)	$0.28	$0.55	$0.46

Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	43,528	42,816	45,846	46,222	25,616
Diluted	43,528	42,816	46,859	49,130	28,429

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,767	$3,930	$4,293	$4,506	$3,111
Product development	2,429	2,765	2,570	2,705	2,176
Sales and marketing	2,937	3,264	3,096	3,747	3,463
General and administrative	2,296	2,057	3,037	2,992	4,621

(2)	See Note 3, Net (Loss) Income per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net (loss) income per share of common stock.

	June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$84,177	$90,117	$68,531	$132,290	$155,770
Working capital	110,412	111,040	103,222	162,361	155,164
Total assets	276,843	429,547	507,160	524,924	434,630
Total liabilities	131,692	150,652	168,803	169,535	144,608
Total debt	77,263	92,677	107,596	106,048	93,608
Total stockholders’ equity	145,151	278,895	338,357	355,389	290,022

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$18,377	$50,665	$46,375	$78,171	$38,509
Depreciation and amortization	26,097	32,325	31,150	27,272	18,791
Capital expenditures	5,455	1,341	2,268	5,363	2,710

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$24,189	$47,872	$72,648	$90,311	$71,379

(1)

We define adjusted EBITDA as net (loss) income less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net, impairment of goodwill and other extraordinary or non-recurring expenses. Please see the “adjusted EBITDA” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table presents a reconciliation of adjusted EBITDA to net (loss) income calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Net (loss) income	$(146,404)	$(67,372)	$13,001	$27,214	$20,584
Interest and other expense, net	2,217	5,154	4,370	3,988	2,357
Provision for (benefit from) taxes	36,209	(26,601)	11,131	17,887	16,276
Depreciation and amortization	26,097	32,325	31,150	27,272	18,791
Stock-based compensation expense	10,429	12,016	12,996	13,950	13,371
Impairment of goodwill	95,641	92,350	—	—	—

Adjusted EBITDA	$24,189	$47,872	$72,648	$90,311	$71,379

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

Our Direct Marketing Services (“DMS”), business accounted for substantially all of our net revenue in fiscal years 2014, 2013 and 2012. Our DMS business derives its net revenue from fees earned through the delivery of qualified leads, clicks, calls or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are education and financial services. Our education client vertical represented 43%, 44% and 42% of net revenue in fiscal years 2014, 2013 and 2012. Our financial services client vertical represented 39%, 40% and 42% of net revenue in fiscal years 2014, 2013 and 2012. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 18%, 16% and 16% of net revenue in fiscal years 2014, 2013 and 2012.

We generated substantially all of our revenue from sales to clients in the United States.

Trends Affecting our Business

Client Verticals

To date, our education and financial services client verticals have generated the majority of our revenue. We expect that a majority of our revenue in fiscal year 2015 will also be generated from clients in these client verticals.

Our education client vertical has been significantly affected by regulations and enforcement activity affecting for-profit educational institutions over the past several years. These activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, including an overall decrease in our clients’ external marketing expenditures. The effect of these activities may continue to result in fluctuations in the volume and mix of our business with these clients. To offset the impact these activities have had on the for-profit educational clients, we have broadened our product set from our traditional lead business with the addition of clicks and calls to our product mix. We are also broadening our markets in education to include not-for-profit schools as well as expanding internationally in Brazil and India.

Our financial services client vertical continued to be negatively affected due to the limited availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future. To offset this impact, we have broadened our product set with the launch of enhanced click, lead and policy products, where better monetization will provide greater access to high quality media sources.

Acquisitions

Acquisitions in Fiscal Year 2014

In December 2013, we acquired the operations of an online publishing business for $0.9 million in cash paid upon closing of the acquisition.

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

Development, Acquisition and Retention of Targeted Media

One of the primary challenges of our business is acquiring or creating media that is high quality and targeted enough to attract prospects for our clients at costs that work for our business model. In order to grow our business, we must be able to develop or acquire and retain quality targeted media on a cost-effective basis. Changes in search engine algorithms, and retain high quality targeted media and increased competition on available media has, during some periods, limited and may continue to limit our ability to generate revenue.

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

Regulations

Our revenue has fluctuated as a result of recently adopted or amended regulations and the increased enforcement of existing regulations. Our business is affected directly because we operate websites and conduct telemarketing and email marketing, and indirectly as clients adjust their operations as a result of regulatory changes and enforcement activity that affect their industries.

One example of a recent regulatory change that may affect our business is the Telephone Consumer Protection Act (the “TCPA”), which the Federal Communications Commission amended to, among other things, impose heightened consent and opt-out requirements that companies conducting telemarketing must follow. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for telemarketing calls to wireless numbers became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. Our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the new regulations. Those decisions may negatively affect our revenue or profitability.

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

Basis of Presentation

General

We operate in one reportable segment: DMS. The remainder of our business is classified as “all other”. See Note 14, Segment Information, to our consolidated financial statements for further discussion and financial information regarding our reporting segment.

Net Revenue

Our DMS business generates revenue from fees earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: education, financial services and “other” (which includes business-to-business technology, home services and medical). All other revenue generated is less than 1% of net revenue in fiscal years 2014, 2013 and 2012. We expect all other revenue to continue to represent an immaterial portion of our business.

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense and amortization of internal software development costs related to revenue-producing technologies. Media costs consist primarily of fees paid to third-party publishers that are directly related to a revenue-generating event and pay-per-click (PPC) ad purchases from Internet search companies. We pay these third-party publishers and Internet search companies on a revenue-share, a cost-per-lead (CPL) cost-per-click, (CPC), or cost-per-thousand-impressions (CPM) basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life. We anticipate that our cost of revenue will increase more than our revenue for the near term as we invest in opportunities we see in the financial services client vertical.

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

Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect product and development expenses to continue to increase in absolute dollars in the future as we believe that continuous investment in technology is critical to attaining our strategic objectives.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, advertising, professional services fees, and travel costs. We expect sales and marketing expenses to continue to increase in absolute dollars as we increase advertising spend and hire additional personnel in sales and marketing to support our offerings.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees, and insurance. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure.

Interest and Other Income (Expense), Net

Interest and other expense, net, consists primarily of interest expense, other income and expense, net and interest income. Interest expense is related to our credit facility, including the related interest rate swap and promissory notes issued in connection with our acquisitions, and includes imputed interest on non-interest bearing notes. Borrowings under our credit facility, the aggregate principal amount of outstanding promissory notes and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

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

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Fiscal Year Ended
	2014		2013		2012
	(In thousands)
Net revenue	$282,549	100.0%	$305,101	100.0%	$370,468	100.0%
Cost of revenue (1)	241,907	85.6	251,591	82.5	283,466	76.5

Gross profit	40,642	14.4	53,510	17.5	87,002	23.5
Operating expenses: (1)
Product development	19,548	6.9	19,048	6.2	21,051	5.7
Sales and marketing	16,385	5.8	14,705	4.8	14,074	3.8
General and administrative	17,046	6.0	16,226	5.3	23,375	6.3
Impairment of goodwill	95,641	33.8	92,350	30.3	—	0.0

Operating (loss) income	(107,978)	(38.1)	(88,819)	(29.1)	28,502	7.7
Interest income	115	0.0	115	0.0	134	0.0
Interest expense	(3,825)	(1.4)	(5,200)	(1.7)	(4,462)	(1.2)
Other income (expense), net	1,493	0.5	(69)	(0.0)	(42)	(0.0)

(Loss) income before income taxes	(110,195)	(39.0)	(93,973)	(30.8)	24,132	6.5
(Provision for) benefit from taxes	(36,209)	(12.8)	26,601	8.7	(11,131)	(3.0)

Net (loss) income	$(146,404)	(51.8)%	$(67,372)	(22.1)%	$13,001	3.5%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,767	1.0%	$3,930	1.3%	$4,293	1.2%
Product development	2,429	0.9	2,765	0.9	2,570	0.7
Sales and marketing	2,937	1.0	3,264	1.1	3,096	0.8
General and administrative	2,296	0.8	2,057	0.7	3,037	0.8

Net Revenue

	Fiscal Year Ended June 30,			2014 - 2013 % Change	2013 - 2012 % Change
	2014	2013	2012
	(In thousands)
Net revenue	$282,549	$305,101	$370,468	(7%)	(18%)
Cost of revenue	241,907	251,591	283,466	(4%)	(11%)

Gross profit	$40,642	$53,510	$87,002	(24%)	(38%)

Net revenue decreased $22.6 million, or 7%, in fiscal year 2014 compared to fiscal year 2013. Our education client vertical revenue decreased $15.0 million, or 11%, primarily as a result of our education clients’

lower budgets, largely due to uncertainty surrounding regulations and enforcement activity affecting for-profit educational institutions and their operational adjustment to this activity. Our financial services client vertical revenue decreased $8.2 million, or 7%, primarily due to our inability to cost effectively access sufficient high quality media during the first three quarters of the year, as well as due to a reduction in mortgage inquiry traffic caused by an increase in interest rates. Revenue from other client verticals increased $0.6 million, or 1%, primarily due to increased client demand in our business-to-business and home services client verticals partially offset by decreased client demand in our medical client vertical.

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

Cost of Revenue

Cost of revenue decreased $9.7 million, or 4%, in fiscal year 2014 compared to fiscal year 2013, driven by decreased media costs of $6.7 million, decreased amortization of intangible assets and depreciation of $6.4 million, and decreased stock based compensation expense of $1.2 million, partially offset by increased personnel costs of $2.6 million and other increases of $2.0 million. The decreased media costs were primarily attributable to lower revenue levels offset by a lower mix of traffic from owned and operated websites. The decreased amortization of intangible assets was attributable to an amortization charge associated with certain licensed patents in fiscal year 2013, assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. The increased personnel costs were attributable to an increase in average headcount. Gross margin was 14% in fiscal year 2014 compared to 18% in fiscal year 2013.

Cost of revenue decreased $31.9 million, or 11%, in fiscal year 2013 compared to fiscal year 2012, driven by decreased media costs of $26.1 million due to lower lead and click volumes, decreased personnel costs of $4.9 million and other decreases of $1.7 million, partially offset by increased amortization of intangible assets and depreciation of $1.2 million. The decreased personnel costs were attributable to a reduction in average headcount. Gross margin was 18% in fiscal year 2013 compared to 23% in fiscal year 2012.

Operating Expenses

	Fiscal Year Ended June 30,			2014 - 2013 % Change	2013 - 2012 % Change
	2014	2013	2012
	(In thousands)
Product development	$19,548	$19,048	$21,051	3%	(10%)
Sales and marketing	16,385	14,705	14,074	11%	4%
General and administrative	17,046	16,226	23,375	5%	(31%)
Impairment of goodwill	95,641	92,350	—	4%	100%

Operating expenses	$148,620	$142,329	$58,500	4%	143%

Product Development Expenses

Product development expenses increased $0.5 million, or 3%, in fiscal year 2014 compared to fiscal year 2013, primarily due to increased personnel costs of $0.8 million due to an increase in average headcount, offset by a decrease in stock-based compensation expense of $0.3 million.

Product development expenses decreased $2.0 million, or 10%, in fiscal year 2013 compared to fiscal year 2012, primarily due to decreased personnel costs of $1.5 million resulting from a reduction in average headcount and other decreases in various product development expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.7 million, or 11%, in fiscal year 2014 compared to fiscal year 2013, primarily due to increased advertising expenses for our current product offerings of $1.0 million and increased personnel costs of $0.6 million.

Sales and marketing expenses increased $0.6 million, or 4%, in fiscal year 2013 compared to fiscal year 2012, primarily due to increased personnel costs of $0.8 million and increased stock-based compensation expense of $0.2 million, partially offset by decreased advertising cost of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 5%, in fiscal year 2014 compared to fiscal year 2013. This was primarily due to an additional business tax assessment of $0.8 million, an increase in software license fees and maintenance contracts of $0.4 million due to increased company-wide headcount, an increase in bad debt expense of $0.3 million and an increase in stock-based compensation expense of $0.2 million due to incremental stock grants offset by a decrease in personnel costs of $1.0 million.

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

Impairment of Goodwill

As discussed under “Critical Accounting Policies and Estimates” we recorded a goodwill impairment charge of $95.6 million for the year ended June 30, 2014 compared to $92.4 million for the year ended June 30, 2013.

Interest and Other Expense, Net

	Fiscal Year Ended June 30,			2014 - 2013 % Change	2013 - 2012 % Change
	2014	2013	2012
	(In thousands)
Interest income	$115	$115	$134	0%	(14%)
Interest expense	(3,825)	(5,200)	(4,462)	(26%)	17%
Other income (expense), net	1,493	(69)	(42)	2264%	64%

Interest and other expense, net	$(2,217)	$(5,154)	$(4,370)	(57%)	18%

Interest and other expense, net decreased by $2.9 million, or 57%, in fiscal year 2014 compared to fiscal year 2013, primarily due to increased other income (expense), net related to the gain of $0.9 million on the sale of our shares of preferred stock in DemandBase and the sale of certain domain names for a gain of $0.5 million and due to decreased interest expense related to accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs incurred in connection with the amendment of our credit facility in fiscal year 2013 and decreased debt obligations.

Interest and other (expense), net increased by $0.8 million, or 18%, in fiscal year 2013 compared to fiscal year 2012, primarily due to increased interest expense related to accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs incurred in connection with the amendment of our credit facility during the third quarter of fiscal 2013. See Note 9, Debt, to our consolidated financial statements for more information about our credit facility.

Benefit from (Provision for) Taxes

	Fiscal Year Ended June 30,
	2014	2013	2012
	(In thousands)
(Provision for) benefit from taxes	$(36,209)	$26,601	$(11,131)
Effective tax rate	(32.8)%	28.3%	46.1%

The decrease in our effective tax rate for the fiscal year 2014 compared to fiscal year 2013 was primarily due to a one-time, non-cash charge to establish a valuation allowance for a specific portion of our deferred tax assets.

The decrease in our effective tax rate for fiscal year 2013 compared to fiscal year 2012, was primarily due to a goodwill impairment charge of $92.4 million for fiscal year 2013. The goodwill impairment charge had an associated tax benefit of $28.7 million due to the impairment of goodwill that is deductible for tax purposes.

As of June 30, 2014, we had net deferred tax assets of $1.9 million. Our net deferred tax assets consist primarily of historic taxable income available to carryback projected future losses. See Note 8, Income Taxes, to our consolidated financial statements for more information about our deferred tax assets.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for the eight quarters ended June 30, 2014. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012
	(In thousands, except per share data)
Net revenue	$67,555	$71,888	$66,145	$76,961	$75,707	$79,017	$71,751	$78,626
Costs of revenue	60,553	61,646	56,116	63,592	60,826	63,863	61,712	65,190

Gross profit	7,002	10,242	10,029	13,369	14,881	15,154	10,039	13,436
Operating expenses:
Product development	4,754	4,859	4,776	5,159	4,760	4,891	4,504	4,893
Sales and marketing	4,689	3,881	3,659	4,156	3,835	3,683	3,496	3,691
General and administrative	4,217	4,284	4,411	4,134	3,887	4,394	4,019	3,926
Impairment of goodwill	95,641	—	—	—	—	—	92,350	—

Operating (loss) income	(102,299)	(2,782)	(2,817)	(80)	2,399	2,186	(94,330)	926
Interest income	31	30	27	27	31	28	28	28

	Three Months Ended
	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012
	(In thousands, except per share data)
Interest expense	(912)	(911)	(976)	(1,026)	(1,024)	(1,810)	(1,354)	(1,012)
Other (expense) income, net	1,544	(3)	(29)	(19)	(72)	(39)	(4)	46

(Loss) income before income taxes	(101,636)	(3,666)	(3,795)	(1,098)	1,334	365	(95,660)	(12)
Benefit from (provision for) taxes	2,873	993	(40,234)	159	(2,916)	(2,527)	32,169	(125)

Net loss	$(98,763)	$(2,673)	$(44,029)	$(939)	$(1,582)	$(2,162)	$(63,491)	$(137)

Net loss per share: (1)
Basic	$(2.25)	$(0.06)	$(1.01)	$(0.02)	$(1.57)	$(0.05)	$(1.48)	$(0.00)

Diluted	$(2.25)	$(0.06)	$(1.01)	$(0.02)	$(1.57)	$(0.05)	$(1.48)	$(0.00)

Other Financial Data:
Adjusted EBITDA	$1,802	$6,279	$6,477	$9,631	$12,261	$12,407	$11,228	$11,975

(1)	Net loss per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

Adjusted EBITDA

Our use of adjusted EBITDA. We include adjusted EBITDA in this report because (i) we seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue, (ii) it is a key basis upon which our management assesses our operating performance, (iii) it is one of the primary metrics investors use in evaluating Internet marketing companies, (iv) it is a factor in the evaluation of the performance of our management in determining compensation, and (v) it is an element of certain financial covenants under our credit facility. We define adjusted EBITDA as net (loss) income less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest, other income (expense), net, impairment of goodwill, and other extraordinary or non-recurring expenses.

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

The following table presents a reconciliation of adjusted EBITDA to net (loss) income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012
	(In thousands)
Net loss	$(98,763)	$(2,673)	$(44,029)	$(939)	$(1,582)	$(2,162)	$(63,491)	$(137)
Interest and other (expense) income, net	(663)	884	978	1,018	1,065	1,821	1,330	938
(Benefit from) provision for taxes	(2,873)	(993)	40,234	(159)	2,916	2,527	(32,169)	125
Depreciation and amortization	6,142	6,611	6,668	6,676	6,659	7,208	10,179	8,279
Stock-based compensation expense	2,318	2,450	2,626	3,035	3,203	3,013	3,029	2,770
Impairment of goodwill	95,641	—	—	—	—	—	92,350	—

Adjusted EBITDA	$1,802	$6,279	$6,477	$9,631	$12,261	$12,407	$11,228	$11,975

		.				.
Adjusted EBITDA as a percentage of net revenue	3%	9%	10%	13%	16%	16%	16%	15%

Adjusted EBITDA quarterly trends. We seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a level of adjusted EBITDA on a quarterly basis and we expect our adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $84.2 million, short-term marketable securities of $38.6 million, cash we expect to generate from operations, and our $50.0 million revolving credit line, which is committed until November 2016, a portion of which is available to be drawn subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $77.5 million term loan balance at June 30, 2014, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds, we may still elect to obtain additional debt or equity securities or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Fiscal Year Ended June 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities	$18,377	$50,665	$46,375
Cash flows used in investing activities	(10,731)	(7,469)	(66,554)
Cash flows used in financing activities	(13,539)	(21,616)	(43,447)

Net Cash Provided by Operating Activities

Cash flows from operating activities are primarily the result of our net (loss) income adjusted for depreciation and amortization, stock-based compensation expense, impairment of goodwill and changes in working capital components.

Cash flows provided by operating activities were $18.4 million for fiscal year 2014 compared to $50.7 million for fiscal year 2013 and $46.4 million for fiscal year 2012.

Cash flows provided by operating activities in fiscal year 2014 consisted of primarily non-cash adjustments of $130.4 million and changes in working capital of $34.4 million, partially offset by net loss of $146.4 million. The changes in working capital accounts was primarily due to a decrease in net deferred taxes of $45.1 million and an increase in accounts payable and accrued liabilities of $0.4 million partially offset by an increase in accounts receivable of $3.5 million, an increase in prepaid expenses and other current assets of $6.3 million, and a decrease in deferred revenue and other noncurrent liabilities of $1.3 million. The decrease in deferred taxes is due to a one-time charge to establish a valuation allowance. The increase in accounts receivable is due to timing of collections. The non-cash charges primarily consisted of impairment of goodwill of $95.6 million, depreciation and amortization of $26.1 million, and stock-based compensation expense net of tax benefits of $9.9 million, offset by other adjustments, net of $1.1 million.

Cash flows provided by operating activities in fiscal year 2013 consisted of primarily non-cash adjustments of $136.6 million, partially offset by net loss of $67.4 million and an increase in working capital of $18.5 million. The non-cash adjustments consisted primarily of impairment of goodwill of $92.4 million, depreciation and amortization of $32.3 million and stock-based compensation expense net of tax benefits of $11.9 million. The contribution to working capital accounts was primarily due to an increase in deferred taxes of $30.8 million resulting from tax deductible goodwill write-off, a decrease in accounts receivable of $15.3 million, net decrease in accounts payable and accrued liabilities of $6.0 million, and a decrease in prepaid expenses and other assets of $3.2 million. The decrease in accounts receivable are primarily due to better collections. The net decrease in accounts payable and accrued and prepaid expenses and other assets are primarily due to timing of payments.

Cash flows provided by operating activities in fiscal year 2012 consisted of primarily non-cash adjustments of $44.6 million and net income of $13.0 million, partially offset by contributions to working capital of $11.3 million. The non-cash adjustments primarily consisted of depreciation and amortization of $31.2 million and stock-based compensation expense net of tax benefits of $12.8 million. The contribution to working capital accounts was primarily due to a decrease in accounts payable and accrued liabilities of $7.8 million and a decrease in deferred taxes of $2.8 million, partially offset by an increase in prepaid expenses and other assets of $2.7 million, and an increase in accounts receivable of $2.0 million. The decrease in accounts payable and accrued liabilities is due to timing of payments and decreased cost of revenue associated with decreased revenue. The decrease in deferred taxes is due to larger temporary differences between the financial statement carrying amount and the tax basis of certain existing assets and liabilities. The increase in prepaid expenses and other assets is primarily due to timing of payments. The increase in accounts receivable is attributable to timing of receipts.

Net Cash Used in Investing Activities

Cash flows from investing activities include acquisitions of media websites and businesses; purchases, sales and maturities of marketable securities; capital expenditures; and capitalized internal development costs.

Cash flows used by investing activities were $10.7 million for fiscal year 2014 compared to $7.5 million for fiscal year 2013 and $66.6 million for fiscal year 2012.

Cash used in investing activities in fiscal year 2014 was primarily due to capital expenditures and internal software development costs of $7.9 million, licenses to intangible assets of $2.8 million and acquisition costs of $0.9 million offset by proceeds from sale of investment of $1.4 million and other investing activities of $0.5 million. Net investments in marketable securities totaled $1.0 million.

Cash used in investing activities in fiscal year 2013 was primarily due to net investments in marketable securities of $1.1 million and licenses of intangible assets of $2.5 million. Capital expenditures and internal software development costs totaled $3.9 million in fiscal year 2013.

Cash used in investing activities in fiscal year 2012 was primarily due to our acquisition of IT Business Edge for a cash payment of $24.0 million, acquisition of certain assets of Ziff Davis Enterprise of $17.3 million and the purchases of the operations of eleven other online publishing businesses for an aggregate of $14.6 million in cash payments, as well as net investments in marketable securities of $1.8 million. Capital expenditures and internal software development costs totaled $4.6 million in fiscal year 2012.

Net Cash Used in Financing Activities

Cash flows from financing activities include proceeds from exercise of stock options, withholding taxes related to restricted stock net of share settlement, excess tax benefits from stock-based compensation, and principal payments on bank debt and acquisition-related notes payable.

Cash flows used by financing activities were $13.5 million for fiscal year 2014 compared to $21.6 million for fiscal year 2013 and $43.4 million for fiscal year 2012.

Cash used in financing activities in fiscal year 2014 was primarily due to principal payments on acquisition-related notes payable and our term loan and related fees of $15.5 million and withholding taxes related to restricted stock net of share settlement of $1.9 million offset by proceeds received from exercises of stock options of $3.3 million and excess tax benefits from exercises of stock options of $0.5 million.

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

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable, and operating leases.

The following table sets forth payments due under our contractual obligations as of June 30, 2014:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Second Loan Agreement	$77,500	$17,500	$60,000	$—	$—
Operating Leases	14,409	3,541	6,707	4,161	—
Promissory Notes	610	560	50	—	—

Total	$92,519	$21,601	$66,757	$4,161	$—

The above table does not include approximately $3.1 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Credit Facility

In November 2011, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (“Second Loan Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Second Loan Agreement consists of a $100.0 million five-year term loan, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving credit line. On February 15, 2013, we entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with the Bank to, among other things: (1) amend the definition of EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Second Loan Agreement; and (2) reduce the $200.0 million five-year revolving credit line portion of the facility to $100.0 million, effective as of February 15, 2013. On July 17, 2014, we entered into the Second Amendment to Credit Agreement (“Second Amendment”) with the Bank to, among other things, amend the financial covenants and reduce the revolving loan facility from $100.0 million to $50.0 million, each effective as of June 30, 2014.

Borrowings under the Second Loan Agreement are secured by substantially all of our assets. Interest is payable at a rate computed using either Base rate or Eurodollar rate plus an applicable margin, at our option. Base rate is defined as an applicable margin plus the greatest of (a) the Prime Rate for such day, (b) the Federal Funds Effective Rate in effect on such day, plus 1% and (c) the Daily Adjusting LIBOR Rate plus 1%. Base rate borrowings bear interest at a Base rate plus an applicable margin which varies from (1) 0.625% to 1.375% for revolving loans and (2) 1.00% to 1.75% for term loans, depending on our funded debt to EBITDA ratio. Eurodollar rate borrowings bear interest at the Eurodollar rate plus an applicable margin which varies from (1) 1.625% to 2.375% for revolving loans and (2) 2.00% to 2.75% for term loans, depending on our funded debt to EBITDA ratio. Pursuant to the Second Amendment, for the period beginning on the effective date of the Second Amendment until the delivery of financial statements for the fiscal quarter ending December 31, 2015, (1) the applicable margin for Base rate borrowings is set at (a) 1.375% for revolving loans or (b) 1.75% for term loans, and (2) the applicable margin for Eurodollar rate borrowings is set at (a) 2.375% for revolving loans or (b) 2.75% for term loans. Thereafter, the applicable margin varies depending on our funded debt to EBITDA ratio, as described above.

EBITDA is defined as net (loss) income less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5 million for the life of this Second Loan Agreement. The revolving loan facility requires an annual facility fee of 0.375% of the revolving credit line capacity. The Second Loan Agreement expires in November 2016. The Second Loan Agreement, as amended, restricts our ability to raise additional debt financing and pay dividends, and also requires us to comply with other nonfinancial covenants. In addition, we are required to maintain financial covenants as follows:

1. A minimum fixed charge coverage ratio as of the end of each fiscal quarter of not less than:

(a) 1.00:1:00 for the period between September 30, 2015 and June 30, 2016; and

(b) 1.15:1:00 for the period beginning July 1, 2016 and thereafter.

The fixed charge coverage ratio is not tested until the fiscal quarter ending September 30, 2015.

2. Minimum EBITDA as of the end of each fiscal quarter of not less than:

(a) $1 for the period between April 1, 2014 and June 30, 2015;

(b) $3,400,000 for the period between July 1, 2015 and September 30, 2015;

(c) $3,200,000 for the period between October 1, 2015 and December 31, 2015.

EBITDA is not tested after the fiscal quarter ending December 31, 2015.

3. Minimum liquidity as of the end of each month of not less than $20,000,000.

We were in compliance with the covenants of our Second Loan Agreement, as amended, as of June 30, 2014 and 2013.

Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and will be deferred and amortized over the remaining term of the arrangement.

Upfront arrangement fees incurred in connection with the First Amendment totaled $0.2 million and were deferred and will be amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, during the third quarter of fiscal year 2013 we accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs.

Interest Rate Swap

In February 2012, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. We do not speculate using derivative instruments. The swap encompasses the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At June 30, 2014, we had approximately $77.5 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

At June 30, 2014, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan in the consolidated statements of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

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

Revenue Recognition

More than 99% of total revenue is derived from the DMS business. DMS revenue is derived primarily from fees which are earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements, or impressions. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the client provided that no significant obligations remain.

Under our revenue recognition policies, we allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price does not exist. Due to the unique nature of some of our multiple deliverable revenue arrangements, we may not be able to establish selling prices based on historical stand-alone sales or third-party evidence, therefore we may use our best estimate to establish selling prices for these arrangements under the new standard. We establish best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

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

All other revenue is comprised of (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. We define the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Stock-Based Compensation

We measure and record the expense related to stock-based transactions based on the fair values of the awards as determined on the date of grant. For stock options, we selected and have historically used the Black-Scholes option pricing model to estimate the fair value. In applying the Black-Scholes option pricing model, our determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the stock options and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. We estimate the expected volatility of our common stock based on our historical volatility over the stock option’s expected term. We have no history or expectation of paying dividends on our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock options. The fair value of restricted stock units is determined based on the closing price of our common stock on the date of grant.

We recognize stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Goodwill

We conduct a test for the impairment of goodwill at the reporting unit level on at least an annual basis and whenever there are events or changes in circumstances that would more likely than not reduce the estimated fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates, an appropriate control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.

We have two reporting units for purposes of allocating and testing goodwill, DMS and DSS. We performed our annual goodwill impairment test on April 30, 2014 in our quarter ending June 30, 2014. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of fiscal 2014, we performed a quantitative test for both of our reporting units.

In the first step of the annual impairment test, we compare the fair value of each reporting unit to its carrying value. We estimated the fair value of the DSS reporting unit using only the income approach as market comparables were not meaningful. We have concluded that the carrying value of the DSS reporting unit exceeded its estimated fair value therefore we performed Step 2 analysis, as required and recorded a goodwill impairment charge of $1.2 million for the entire goodwill of our DSS reporting unit. We estimated the fair value of our DMS reporting unit based on our market capitalization and determined that there were no instances of impairment in our DMS reporting unit.

Our public market capitalization sustained a decline after June 30, 2014 primarily due to our operating results in the fourth quarter of fiscal year 2014, to a value below the net book carrying value of our equity. As a result, we determined that this triggered the necessity to conduct an interim goodwill impairment test as of June 30, 2014. We first tested the long-lived assets related to the DMS reporting unit as of June 30, 2014 and, based on the undiscounted cash flows, determined that these assets were not impaired.

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

We estimated the fair value of our DMS reporting unit using a weighting of fair values derived most significantly from the market approach which approximated our market capitalization and to a lesser extent the income approach. Under the market approach, we utilize publicly-traded comparable company information to determine revenue and earnings multiples that are used to value our reporting units adjusted for an estimated control premium. As the DMS reporting unit represents substantially the entire Company, the market approach has been reconciled to our market capitalization. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows.

The second step of the goodwill impairment test required us to fair value all assets and liabilities of our DMS reporting unit to determine the implied fair value of goodwill. We compared the implied fair value of the reporting unit’s goodwill to its carrying value. This test resulted in a non-cash goodwill impairment charge in aggregate of $95.6 million for the year ended June 30, 2014. The inputs used to measure the estimated fair value of goodwill are classified as a Level 3 fair value measurement due to the significance of unobservable inputs in income approach using company-specific information.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We apply judgment when estimating the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. We tested our long-lived assets related to the DMS reporting unit as of June 30, 2014 and based on the undiscounted cash flows, determined that these assets were not impaired.

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

As of June 30, 2014, our credit facility had $77.5 million in term loans outstanding, and a borrowing capacity of $50.0 million under our revolving line of credit with no amounts outstanding. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar rate or the Prime

Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize such facility. To reduce our exposure to rising interest rates under the term loan, on February 24, 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding in January 2014 and thereafter, such principal amount totaling $85.0 million on January 1, 2014 and amortizing to $35.0 million on November 4, 2016. The interest rate swap exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. A hypothetical change of 1% from prevailing interest rates as of June 30, 2014 would not have an effect on our interest rate expense.

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

Item 8. Financial Statements and Supplementary Data

QUINSTREET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QuinStreet, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QuinStreet, Inc. and its subsidiaries at June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

September 12, 2014

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$84,177	$90,117
Marketable securities	38,630	37,847
Accounts receivable, net	41,979	38,391
Deferred tax assets	223	6,753
Prepaid expenses and other assets	11,647	4,623

Total current assets	176,656	177,731
Property and equipment, net	11,126	9,707
Goodwill	55,451	150,456
Other intangible assets, net	31,441	50,486
Deferred tax assets, noncurrent	1,712	40,289
Other assets, noncurrent	457	878

Total assets	$276,843	$429,547

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,517	$18,722
Accrued liabilities	27,854	30,903
Deferred revenue	1,175	1,638
Debt	17,698	15,428

Total current liabilities	66,244	66,691
Deferred revenue, noncurrent	—	239
Debt, noncurrent	59,565	77,249
Other liabilities, noncurrent	5,883	6,473

Total liabilities	131,692	150,652

Commitments and contingencies (See Note 10)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 44,025,908 and 42,886,884 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	44	43
Additional paid-in capital	239,558	226,857
Accumulated other comprehensive loss	(1,054)	(1,012)
(Accumulated deficit) retained earnings	(93,397)	53,007

Total stockholders’ equity	145,151	278,895

Total liabilities and stockholders’ equity	$276,843	$429,547

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2014	2013	2012
Net revenue	$282,549	$305,101	$370,468
Cost of revenue (1)	241,907	251,591	283,466

Gross profit	40,642	53,510	87,002
Operating expenses: (1)
Product development	19,548	19,048	21,051
Sales and marketing	16,385	14,705	14,074
General and administrative	17,046	16,226	23,375
Impairment of goodwill	95,641	92,350	—

Operating (loss) income	(107,978)	(88,819)	28,502
Interest income	115	115	134
Interest expense	(3,825)	(5,200)	(4,462)
Other income (expense), net	1,493	(69)	(42)

(Loss) income before income taxes	(110,195)	(93,973)	24,132
(Provision for) benefit from taxes	(36,209)	26,601	(11,131)

Net (loss) income	$(146,404)	$(67,372)	$13,001

Net (loss) income per share:
Basic	$(3.36)	$(1.57)	$0.28
Diluted	$(3.36)	$(1.57)	$0.28

Weighted average shares used in computing net (loss) income
per share
Basic	43,528	42,816	45,846
Diluted	43,528	42,816	46,859

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,767	$3,930	$4,293
Product development	2,429	2,765	2,570
Sales and marketing	2,937	3,264	3,096
General and administrative	2,296	2,057	3,037

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal Year Ended June 30,
	2014	2013	2012
Net (loss) income	$(146,404)	$(67,372)	$13,001
Other comprehensive (loss) income
Unrealized loss on investments	(17)	(16)	(2)
Foreign currency translation adjustment	(49)	(32)	(358)
Interest rate swap
Change in unrealized gain (loss)	24	483	(1,138)
Less: reclassification adjustment for gain included in net (loss) income	—	(8)	8

Net change	24	475	(1,130)

Other comprehensive (loss) income	(42)	427	(1,490)

Comprehensive (loss) income	$(146,446)	$(66,945)	$11,511

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2011	49,564,877	$50	(2,177,452)	$(7,779)	$255,689	$51	$107,378	$355,389

Issuance of common stock upon exercise of stock options	525,995	1	—	—	4,697	—	—	4,698
Release of RSUs	62,530	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,996	—	—	12,996
Withholding taxes on the net settlement of RSUs	—	—	—	—	(417)	—	—	(417)
Excess tax losses from stock-based compensation	—	—	—	—	(694)	—	—	(694)
Repurchase of common stock	—	—	(4,753,919)	(45,126)	—	—	—	(45,126)
Retirement of treasury stock	(6,802,571)	(8)	6,802,571	51,727	(51,719)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	13,001	13,001
Unrealized gain (loss) on investments	—	—	—	—	—	(2)	—	(2)
Currency translation adjustments	—	—	—	—	—	(358)	—	(358)
Unrealized (loss) gain on interest rate swap	—	—	—	—	—	(1,130)	—	(1,130)

Balance at June 30, 2012	43,350,831	$43	(128,800)	$(1,178)	$220,552	$(1,439)	$120,379	$338,357

Issuance of common stock upon exercise of stock options	120,508	—	—	—	457	—	—	457
Release of RSUs	53,910	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,109	—	—	12,109
Withholding taxes on the net settlement of RSUs	—	—	—	—	(244)	—	—	(244)
Excess tax benefits from stock-based compensation	—	—	—	—	140	—	—	140
Repurchase of common stock	—	—	(509,565)	(4,979)	—	—	—	(4,979)
Retirement of treasury stock	(638,365)	—	638,365	6,157	(6,157)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(67,372)	(67,372)
Unrealized gain (loss) on investments	—	—	—	—	—	(16)	—	(16)
Currency translation adjustments	—	—	—	—	—	(32)	—	(32)
Unrealized (loss) gain on interest rate swap	—	—	—	—	—	475	—	475

Balance at June 30, 2013	42,886,884	$43	—	$—	$226,857	$(1,012)	$53,007	$278,895

Issuance of common stock upon exercise of stock options	731,936	1	—	—	3,652	—	—	3,653
Release of RSUs	407,088	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,562	—	—	10,562
Withholding taxes on the net settlement of RSUs	—	—	—	—	(1,958)	—	—	(1,958)
Excess tax benefits from stock-based compensation	—	—	—	—	445	—	—	445
Comprehensive loss:		—
Net loss	—	—	—	—	—	—	(146,404)	(146,404)
Unrealized gain (loss) on investments	—	—	—	—	—	(17)	—	(17)
Currency translation adjustments	—	—	—	—	—	(49)	—	(49)
Unrealized (loss) gain on interest rate swap	—	—	—	—	—	24	—	24

Balance at June 30, 2014	44,025,908	$44	—	$—	$239,558	$(1,054)	$(93,397)	$145,151

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2014	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(146,404)	$(67,372)	$13,001
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,097	32,325	31,150
Impairment of goodwill	95,641	92,350	—
Write-off of bank loan upfront fees	—	680	—
Provision for sales returns and doubtful accounts receivable	(104)	(781)	84
Stock-based compensation	10,429	12,016	12,996
Excess tax benefits from stock-based compensation	(543)	(156)	(197)
Other adjustments, net	(1,117)	146	598
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,484)	15,309	(1,983)
Prepaid expenses and other assets	(6,331)	3,344	(2,617)
Deferred taxes	45,075	(30,758)	2,782
Accounts payable	539	(4,582)	(376)
Accrued liabilities	(161)	(1,382)	(7,405)
Deferred revenue	(702)	(725)	(242)
Other liabilities, noncurrent	(558)	251	(1,416)

Net cash provided by operating activities	18,377	50,665	46,375

Cash Flows from Investing Activities
Capital expenditures	(5,455)	(1,341)	(2,268)
Business acquisitions	(875)	—	(60,075)
Other intangibles	(2,816)	(2,515)	—
Internal software development costs	(2,494)	(2,511)	(2,379)
Purchases of marketable securities	(50,770)	(51,030)	(46,864)
Proceeds from sales and maturities of marketable securities	49,768	49,911	45,002
Proceeds from sale of investment	1,437	—	—
Other investing activities	474	17	30

Net cash used in investing activities	(10,731)	(7,469)	(66,554)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	3,329	457	4,698
Proceeds from bank debt	—	—	5,884
Principal payments on bank debt	(12,500)	(7,500)	(5,125)
Payment of bank loan upfront fees	—	(200)	(1,370)
Principal payments on acquisition-related notes payable	(2,953)	(8,128)	(3,366)
Excess tax benefits from stock-based compensation	543	156	197
Withholding taxes related to restricted stock net share settlement	(1,958)	(244)	(417)
Repurchases of common stock	—	(6,157)	(43,948)

Net cash used in financing activities	(13,539)	(21,616)	(43,447)

Effect of exchange rate changes on cash and cash equivalents	(47)	6	(133)
Net (decrease) increase in cash and cash equivalents	(5,940)	21,586	(63,759)
Cash and cash equivalents at beginning of period	90,117	68,531	132,290

Cash and cash equivalents at end of period	$84,177	$90,117	$68,531

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	3,762	4,333	3,786
Cash paid for taxes	1,569	2,163	13,721
Supplemental Disclosure of Noncash Investing and Financing Activities
Notes payable issued in connection with business acquisitions	—	—	5,096
Retirement of treasury stock	—	6,157	51,727
Short term payables	—	2,500	—
Purchases of property and equipment	—	2,041	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketing online. The Company was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. The Company provides vertically oriented customer acquisition programs for its clients. The corporate headquarters are located in Foster City, California, with additional offices in the United States, Brazil and India.

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

Revenue Recognition

Direct Marketing Services (“DMS”) revenue, which constituted more than 99% in fiscal year 2014, 2013 and 2012, is derived from fees which are earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements (“impressions”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, click, call, customer or impression is delivered to the client provided that no significant obligations remain.

The Company allocates revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price. Due to the unique nature of some of its multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales or third-party evidence, therefore the Company may use its best estimate to establish selling prices for these arrangements under the new standard. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

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

All other revenue, which constituted less than 1% in fiscal year 2014, 2013 and 2012, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.

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

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. No client accounted for 10% or more of net accounts receivable or net revenue for either fiscal year 2014 or 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap, short term payables, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S municipal securities and certificates of deposit that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of acquisition-related promissory notes and short term payables approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at June 30, 2014 approximate the interest rates implied when these acquisition-related promissory notes and short term payables were originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swaps. The carrying value represents the fair value of the swaps, as adjusted for any non-performance risk associated with the Company at June 30, 2014. The Company believes that the fair value of the term loan approximates its recorded amount at June 30, 2014 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the developments of website content are included in cost of revenue in the accompanying statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized $2.5 million, $2.5 million, and $1.9 million in fiscal years 2014, 2013 and 2012. Amortization of internal software development costs is reflected in cost of revenue.

Goodwill

The Company conducts a test for the impairment of goodwill at the reporting unit level on at least an annual basis and whenever there are events or changes in circumstances that would more likely than not reduce the estimated fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows and determining appropriate discount rates, growth rates, an appropriate control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.

The Company has two reporting units for purposes of allocating and testing goodwill, DMS and DSS. The Company performed its annual goodwill impairment test on April 30, 2014. While the Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for its annual goodwill impairment test in the fourth quarter of fiscal 2014, the Company performed a quantitative test for both of its reporting units.

In the first step of the annual impairment test, the Company compared the fair value of each reporting unit to its carrying value. The Company estimated the fair value of the DSS reporting unit using only the income approach as market comparables were not meaningful. The Company concluded that the carrying value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DSS reporting unit exceeded its estimated fair value therefore it performed a Step 2 analysis, as required and recorded a goodwill impairment charge of $1.2 million for the entire goodwill of its DSS reporting unit. The Company estimated the fair value of our DMS reporting unit based on the Company’s market capitalization and determined that there were no instances of impairment in its DMS reporting unit.

The Company’s public market capitalization sustained a decline after June 30, 2014 primarily due to the Company’s operating results in the fourth quarter of fiscal year 2014, to a value below the net book carrying value of the Company’s equity. As a result, the Company determined that this triggered the necessity to conduct an interim goodwill impairment test as of June 30, 2014. The Company first tested the long-lived assets related to the DMS reporting unit as of June 30, 2014 and, based on the undiscounted cash flows, determined that these assets were not impaired.

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

The Company estimated the fair value of its DMS reporting unit using a weighting of fair values derived most significantly from the market approach which approximated the Company’s market capitalization and to a lesser extent the income approach. Under the market approach, the Company utilize publicly-traded comparable company information to determine revenue and earnings multiples that are used to value its reporting units adjusted for an estimated control premium. As the DMS reporting unit represents substantially the entire Company, the market approach has been reconciled to the Company’ market capitalization. Under the income approach, the Company estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows.

The second step of the goodwill impairment test required the Company to fair value all assets and liabilities of its DMS reporting unit to determine the implied fair value of goodwill. The Company compared the implied fair value of the reporting unit’s goodwill to its carrying value. This test resulted in a non-cash goodwill impairment charge in aggregate of $95.6 million for the year ended June 30, 2014. The inputs used to measure the estimated fair value of goodwill are classified as a Level 3 fair value measurement due to the significance of unobservable inputs in income approach using company specific information.

The Company recorded a non-cash goodwill impairment charge in aggregate of $92.4 million for the year ended June 30, 2013.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company applies judgment when assessing the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounted cash flow approach or, when available and appropriate, to comparable market values. The Company tested its long-lived assets related to the DMS reporting unit as of June 30, 2014 and, based on the undiscounted cash flows, determined that these assets were not impaired.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. The Company’s advertising costs were $1.1 million in fiscal 2014. The Company did not incur any advertising costs for fiscal year 2013 and advertising costs were $0.2 million in fiscal year 2012.

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

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales and expenses are denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in other income (expense), net. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded in other income (expense), net and were not material for any period presented.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of two components, net (loss) income and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net (loss) income. The Company’s comprehensive (loss) income and accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale and unrealized gains and losses on the interest rate swap. Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and noncurrent portion of the interest rate swap is recorded in accrued liabilities and other liabilities, noncurrent, respectively, on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair value of this interest rate swap are recorded in other comprehensive (loss) income because the Company has designated the swap as a cash flow hedge. Gains or losses on the interest rate swap as reported in other comprehensive (loss) income are classified to interest expense in the period the hedged item affects earnings. If the term loan ceases to exist, any associated amounts reported in other comprehensive (loss) income are reclassified to earnings at that time. Any hedge ineffectiveness is recognized immediately in earnings in the current period. Refer to Note 9, Debt, for additional information regarding the Company’s credit facility and interest rate swap.

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

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan for fiscal years 2014, 2013 or 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In July 2012, the FASB issued an update to the accounting standard for intangibles. The revised standard update allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. It permits an entity to first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company’s adoption of this accounting standard update during the fourth quarter of fiscal 2014 did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued an update to the accounting standard for accumulated other comprehensive income (loss). The revised standard update requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net (loss) income is presented or as a separate disclosure in the notes to the financial statements. The Company’s adoption of this revised standard update in the first quarter of fiscal year 2014 did not have a material impact on its financial position, results of operations or cash flows.

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

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance becomes effective July 1, 2017 for the Company. The Company is currently assessing the impact of this new guidance.

In June 2014, the FASB issued a new accounting standard update on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period, which amends ASC 718, “Compensation — Stock Compensation.” The amendment provides guidance on the treatment of shared-based payment awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of this guidance.

3. Net (Loss) Income per Share

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net (loss) income per share:

	Fiscal Year Ended
	2014	2013	2012
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(146,404)	$(67,372)	$13,001

Denominator:
Basic and Diluted:
Weighted average shares of common stock used in computing basic and diluted net (loss) income per share	43,528	42,816	45,846

Diluted:
Weighted average shares of common stock used in computing basic net (loss) income per share	43,528	42,816	45,846
Weighted average effect of dilutive securities:
Stock options	—	—	1,004
Restricted stock units	—	—	9

Weighted average shares of common stock used in computing diluted net (loss) income per share	43,528	42,816	46,859

Net (loss) income per share:
Basic	$(3.36)	$(1.57)	$0.28

Diluted (1)	$(3.36)	$(1.57)	$0.28

Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	8,843	9,417	6,749

(1)

Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net loss incurred for the years ended June 30, 2014 and 2013. The assumed issuance of any additional shares would be anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of June 30, 2014 and 2013, the Company used Level 1 assumptions for its money market funds.

Level 2 — Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2014 and 2013, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposit, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3 — Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2014 and 2013, the Company did not have any Level 3 financial assets or liabilities.

The Company’s financial assets and liabilities as of June 30, 2014 and 2013 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$12,816	$12,816
Certificates of deposit	—	26,293	26,293
Money market funds	38,641	—	38,641

	$38,641	$39,109	$77,750

Liabilities:
Acquisition-related promissory notes (1)	$—	$603	$603
Term loan (1)	—	76,660	76,660
Interest rate swap	—	630	630

	$—	$77,893	$77,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of June 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$25,544	$25,544
Certificates of deposit	—	16,923	16,923
Money market funds	38,465	—	38,465

	$38,465	$42,467	$80,932

Liabilities:
Acquisition-related promissory notes (1)	$—	$3,875	$3,875
Term loan (1)	—	88,802	88,802
Interest rate swap	—	655	655

	$—	$93,332	$93,332

(1)	These liabilities are carried at historical cost on the Company’s consolidated balance sheet.

Marketable Securities

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Investments with maturities greater than three months at the date of purchase are classified as marketable securities. The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in accumulated comprehensive loss as a component of stockholders’ equity. These available-for-sale securities are presented as current assets as they are available for current operations.

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of June 30, 2014 and 2013 (in thousands):

	As of June 30 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$12,812	$4	$—	$12,816
Certificates of deposit	26,330	—	37	26,293
Money market funds	38,641	—	—	38,641

	$77,783	$4	$37	$77,750

	As of June 30, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$25,538	$6	$—	$25,544
Certificates of deposit	16,945	—	22	16,923
Money market funds	38,465	—	—	38,465

	$80,948	$6	$22	$80,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net are comprised of the following (in thousands):

	June 30,
	2014	2013
Accounts receivable	$43,901	$40,417
Less: Allowance for doubtful accounts	(364)	(264)
Less: Allowance for sales returns	(1,558)	(1,762)

	$41,979	$38,391

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30,
	2014	2013
Computer equipment	$15,111	$12,293
Software	10,508	9,145
Furniture and fixtures	3,024	2,780
Leasehold improvements	1,796	1,862
Internal software development costs	23,603	21,108

	54,042	47,188
Less: Accumulated depreciation and amortization	(42,916)	(37,481)

	$11,126	$9,707

Depreciation expense was $3.9 million, $3.3 million and $3.3 million for fiscal years 2014, 2013 and 2012. Amortization expense related to internal software development costs was $2.6 million, $2.2 million and $1.9 million for fiscal years 2014, 2013 and 2012.

Accrued liabilities

Accrued liabilities are comprised of the following (in thousands):

	June 30,
	2014	2013
Accrued media costs	$14,407	$14,657
Accrued compensation and related expenses and taxes payable	7,103	8,179
Accrued professional service and other business expenses	6,344	8,067

Total accrued liabilities	$27,854	$30,903

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Acquisitions

Acquisitions in Fiscal Year 2014

In December 2013, the Company acquired the operations of an online publishing business in exchange for $0.9 million in cash paid upon closing of the acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	$23,961

Other Acquisitions in Fiscal Year 2012

During fiscal year 2012, in addition to the acquisition of certain assets of Ziff Davis Enterprise, and the acquisition of ITBE, the Company also acquired operations from eleven other online publishing businesses in exchange for an aggregate of $14.6 million in cash, $3.1 million in non-interest-bearing, promissory notes payable over a period of two years, secured by the assets acquired in respect to which the notes were issued and $2.1 million in non-interest-bearing, unsecured promissory notes payable over a period of one year. The Company also recorded $4.6 million in earn-out payments related to a prior period acquisition as an addition to goodwill. The aggregate purchase price recorded was as follows (in thousands):

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

	$24,316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	June 30, 2014			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$37,040	$(31,185)	$5,855	$37,035	$(28,321)	$8,714
Content	62,196	(50,348)	11,848	62,028	(43,054)	18,974
Website/trade/domain names	31,652	(21,482)	10,170	31,597	(17,403)	14,194
Acquired technology and others	36,744	(33,176)	3,568	36,425	(27,821)	8,604

	$167,632	$(136,191)	$31,441	$167,085	$(116,599)	$50,486

Amortization of intangible assets was $19.6 million, $26.8 million and $26.0 million for fiscal years 2014, 2013 and 2012.

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

Amortization expense for the Company’s acquisition-related intangible assets as of June 30, 2014 for each of the next five years and thereafter is as follows (in thousands):

Year Ending June 30,	Amortization
2015	$12,512
2016	8,947
2017	6,114
2018	2,203
2019	767
Thereafter	898

$31,441

The changes in the carrying amount of goodwill for fiscal years 2014 and 2013 were as follows (in thousands):

	DMS	DSS	Total
Balance at June 30, 2012	$241,818	$1,231	$243,049
Additions	—	—	—
Other	(243)	—	(243)
Impairment	(92,350)	—	(92,350)

Balance at June 30, 2013	$149,225	$1,231	$150,456

Additions	636	—	636
Other	—	—	—
Impairment	(94,410)	(1,231)	(95,641)

Balance at June 30, 2014	$55,451	$—	$55,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The additions to goodwill relate to the Company’s acquisitions as described in Note 6, Acquisitions, and primarily reflect the value of the synergies expected to be generated from combining the Company’s technology and know-how with the acquired businesses’ access to online visitors. Any change in goodwill amounts resulting from foreign currency translation are presented as “Other” in the above table. The impairment charge recorded during fiscal years 2014 and 2013 is described in Note 2, Summary of Significant Accounting Policies.

8. Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
US	$(109,257)	$(89,087)	$23,957
Foreign	(938)	(4,886)	175

	$(110,195)	$(93,973)	$24,132

The components of the provision for (benefit from) taxes are as follows (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Current
Federal	$(8,885)	$3,388	$10,417
State	(374)	577	413
Foreign	361	365	291

Total current provision for income taxes	(8,898)	4,330	11,121
Deferred
Federal	$42,842	$(29,763)	$(719)
State	2,265	(1,249)	664
Foreign	—	81	65

Total deferred provision for (benefit from) income taxes	45,107	(30,931)	10

Provision for (benefit from) income taxes	$36,209	$(26,601)	$11,131

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
Federal tax rate	34.0%	35.0%	35.0%
States taxes, net of federal benefit	2.4%	0.9%	3.7%
Foreign rate differential	(0.6)%	(1.1)%	—
Stock-based compensation expense	(3.6)%	(1.7)%	8.2%
Change in valuation allowance	(60.5)%	(1.0)%	—
Impairment of goodwill	(4.3)%	(4.6)%	—
Research and development credits	0.3%	—	—
Other	(0.7)%	0.8%	(0.8)%

Effective income tax rate	(32.8)%	28.3%	46.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the current and long-term deferred tax assets, net are as follows (in thousands):

	Fiscal Year Ended June 30,
	2014	2013
Current:
Reserves and accruals	$2,686	$2,883
Stock options	2,035	2,647
Deferred revenue	—	95
Intangible assets	—	—
Other	91	1,128
Net operating loss	—	—

Total current deferred tax assets	4,812	6,753
Valuation allowance - ST	(4,589)	—

Current deferred tax assets, net	$223	$6,753

Noncurrent:
Reserves and accruals	$1,309	$2,067
Stock options	6,106	7,942
Intangible assets	57,083	32,669
Net operating loss	255	—
Fixed assets	(1,193)	(1,442)
Foreign	—	—
Tax Credits	1,568	—
Other	167	—

Total noncurrent deferred tax assets	65,295	41,236
Valuation allowance - LT	(63,583)	(947)

Noncurrent deferred tax assets, net	$1,712	$40,289

Total deferred tax assets, net	$1,935	$47,042

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

The change in the valuation allowance was $67.2 million primarily related to setting up the valuation allowance and including a valuation of the Company’s deferred tax assets in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2014, the Company had no Federal operating loss carry-forwards. The state operating loss carryforward is approximately $5.2 million. Included in the California and other state NOL carryovers above $0.2 million and $0.2 million, respectively, relate to stock option windfall deductions which, when realized will be credited to equity. The operating loss carryforward in the India jurisdiction is approximately $2.7 million which will begin to expire on June 30, 2020. The Company has Federal and California research and development tax credit carry-forwards of approximately $0.3 million and $2.8 million, respectively, to offset future taxable income. The Federal research and development tax credits, if not used, will begin to expire on June 30, 2034, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

United States federal income taxes have not been provided for the $2.1 million of cumulative undistributed earnings of the Company’s foreign subsidiaries as of June 30, 2014. The Company’s present intention is that such undistributed earnings be permanently reinvested offshore, with the exception of the undistributed earnings of its Canadian subsidiary. The Company would be subject to additional United States taxes if these earnings were repatriated. The amount of the unrecognized deferred income tax liability related to these earnings is not practical to estimate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Balance at the beginning of the year	$2,692	$2,436	$2,312
Gross increases - current period tax positions	379	389	351
Gross increases - prior period tax positions	323	132	—
Reductions as a result of lapsed statute of limitations	(317)	(265)	(227)

Balance at the end of the year	$3,077	$2,692	$2,436

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s (provision for) benefit from income taxes. As of June 30, 2014, the Company has accrued $1.0 million for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on the Company’s consolidated balance sheet.

As of June 30, 2014, unrecognized tax benefits of $3.1 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2009. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. As of June 30, 2014, the tax years 2011 through 2013 remain open in the U.S., the tax years 2009 through 2013 remain open in the various state jurisdictions, and the tax years 2011 through 2013 remain open in various foreign jurisdictions.

9. Debt

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 15, 2013, the Company entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with the Bank to, among other things: (1) amend the definition of EBITDA, effective as of December 31, 2012, to exclude extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Second Loan Agreement; and (2) reduce the $200.0 million five-year revolving credit line portion of the facility to $100.0 million, effective as of February 15, 2013. On July 17, 2014, the Company entered into the Second Amendment to Credit Agreement (“Second Amendment”) with the Bank to, among other things, amend the financial covenants and reduce the revolving loan facility from $100.0 million to $50.0 million, each effective as of June 30, 2014.

Borrowings under the Second Loan Agreement are secured by substantially all of the Company’s assets. Interest is payable at a rate computed using either Base rate or Eurodollar rate plus an applicable margin, at the Company’s option. Base rate is defined as the applicable margin plus the greatest of (a) the Prime Rate for such day, (b) the Federal Funds Effective Rate in effect on such day, plus 1% and (c) the Daily Adjusting LIBOR Rate plus 1%. Base rate borrowings bear interest at a Base rate plus an applicable margin which varies from (1) 0.625% to 1.375% for revolving loans and (2) 1.00% to 1.75% for term loans, depending on the Company’s funded debt to EBITDA ratio. Eurodollar rate borrowings bear interest at the Eurodollar rate plus an applicable margin which varies from (1) 1.625% to 2.375% for revolving loans and (2) 2.00% to 2.75% for term loans, depending on the Company’s funded debt to EBITDA ratio. Pursuant to the Second Amendment, for the period beginning on the effective date of the Second Amendment until the delivery of financial statements for the fiscal quarter ending December 31, 2015, (1) the applicable margin for Base rate borrowings is set at (a) 1.375% for revolving loans or (b) 1.75% for term loans, and (2) the applicable margin for Eurodollar rate borrowings is set at (a) 2.375% for revolving loans or (b) 2.75% for term loans. Thereafter, the applicable margin varies depending on our funded debt to EBITDA ratio, as described above.

EBITDA is defined as net (loss) income less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of this Second Loan Agreement. The revolving loan facility requires an annual facility fee of 0.375% of the revolving credit line capacity.

The Second Loan Agreement expires in November 2016. The Second Loan Agreement, as amended, restricts the Company’s ability to raise additional debt financing and pay dividends, and also requires the Company to comply with other nonfinancial covenants. In addition, the Company is required to maintain financial covenants as follows:

1. A minimum fixed charge coverage ratio as of the end of each fiscal quarter of not less than:

(a) 1.00:1:00 for the period between September 30, 2015 and June 30, 2016; and

(b) 1.15:1:00 for the period beginning July 1, 2016 and thereafter.

The fixed charge coverage ratio is not tested until the fiscal quarter ending September 30, 2015.

2. Minimum EBITDA as of the end of each fiscal quarter of not less than:

(a) $1 for the period between April 1, 2014 and June 30, 2015;

(b) $3,400,000 for the period between July 1, 2015 and September 30, 2015;

(c) $3,200,000 for the period between October 1, 2015 and December 31, 2015.

EBITDA is not tested after the fiscal quarter ending December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Minimum liquidity as of the end of each month of not less than $20,000,000.

The Company was in compliance with the covenants of the Second Loan Agreement, as amended, as of June 30, 2014 and 2013.

Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and will be deferred and amortized over the remaining term of the arrangement.

Upfront arrangement fees incurred in connection with the First Amendment totaled $0.2 million and were deferred and will be amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, during the third quarter of fiscal year 2013 the Company accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs.

As of June 30, 2014 and June 30, 2013, $77.5 million and $90.0 million were outstanding under the term loan. There were no outstanding balances under the revolving credit line as of June 30, 2014 or 2013.

Interest Rate Swap

As discussed in the derivative instrument section in Note 2, Summary of Significant Accounting Policies, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan. The swap encompasses the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal amount totaling $85.0 million in January 2014 and amortizing to $35.0 million in November 2016. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. At June 30, 2014, the Company had approximately $77.5 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

At June 30, 2014, the fair value of the interest rate swap liability was $0.6 million, of which $0.5 million was classified in current accrued liabilities and $0.1 million was classified as noncurrent other liabilities, and the hedge effective portion of the interest rate swap was $0.6 million.

Promissory Notes

The Company did not issue any promissory notes in fiscal year 2014 and 2013. During fiscal year 2012, the Company issued total promissory notes for the acquisition of businesses of $5.1 million net of imputed interest amount of $0.1 million. All of the promissory notes are non-interest-bearing. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. Accretion of promissory notes of $0.1 million, $0.1 million and $0.3 million was recorded as interest expense during fiscal years 2014, 2013 and 2012. Certain of the promissory notes are collateralized by the assets acquired with respect to which the notes were issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

The maturities of debt as of June 30, 2014 were as follows (in thousands):

Year Ending June 30,	Promissory Notes	Second Loan Agreement
2015	$560	$17,500
2016	50	20,000
2017	—	40,000
2018	—	—
2019	—	—

	610	77,500
Less: imputed interest and unamortized discounts	(7)	(840)
Less: current portion	(556)	(17,142)

Noncurrent portion of debt	$47	$59,518

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

10. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through fiscal year 2019. Rent expense for fiscal years 2014, 2013 and 2012 was $3.6 million, $3.4 million and $3.4 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2014 were as follows (in thousands):

Year Ending June 30,	Operating Leases
2015	$3,541
2016	3,582
2017	3,125
2018	3,062
2019	1,099

$14,409

In February 2010, the Company entered into a lease agreement for its corporate headquarters located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The Company has the option to extend the term of the lease twice by one additional year. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monthly base rent was abated for the first 12 calendar months under the lease, and was $0.1 million through the 24th calendar month of the term of the lease. Monthly base rent increased to $0.2 million for the subsequent 12 months and now increases approximately 3% after each 12-month anniversary during the remaining term, including any extensions under options to extend.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2014 and June 30, 2013.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon a third party’s intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements but in some cases survives for a short period of time after termination of the agreement.

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. The payments under such agreements to date have not been significant and accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2014 and 2013.

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

11. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2014, 2013 and 2012, the Company recorded stock-based compensation expense of $10.4 million, $12.0 million, and $13.0 million resulting in the recognition of related excess tax benefits (loss) of $0.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, $0.1 million and $(0.7) million. The Company included as part of cash flows from financing activities a gross benefit of tax deductions of $0.5 million, $0.2 million and $0.2 million in fiscal years 2014, 2013 and 2012 related to stock-based compensation.

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

To date, the Company has issued only ISOs, NQSOs and restricted stock units under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. Restricted stock units granted to employees prior to fiscal year 2013 generally vest over five years of continuous service, with 15 percent of the restricted stock units vesting on the one-year anniversary of the date of grant, 60 percent vesting in equal quarterly installments over the following three years and the remaining 25 percent vesting in equal quarterly installments over the last year of the vesting period. Restricted stock units granted to employees starting in fiscal year 2013 generally vest over four years of continuous service, with 25 percent of the restricted stock units vesting on the one-year anniversary of the date of grant and 6.25% vesting quarterly thereafter for the next 12 quarters.

An aggregate of 9,210,527 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2014, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance is increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 7,576,412 shares available for issuance under the 2010 Incentive Plan as of June 30, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An aggregate of 1,593,162 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2014. This amount is increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 1,187,035 shares available for issuance under the Directors’ Plan as of June 30, 2014.

Valuation Assumptions

The Company estimates the fair value of stock option awards at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock as of the date of grant. The Company calculates the weighted average expected life of options using the simplified method pursuant to the accounting guidance for share-based payments as it does not have sufficient historical exercise experience. The Company estimates the expected volatility of its common stock based on its historical volatility over the stock option’s expected term. The Company has no history or expectation of paying dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock options.

The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options in fiscal years 2014, 2013 and 2012 were as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
Expected term (in years)	4.6	4.6	4.6
Expected volatility	48%	54%	55%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.4%	0.7%	1.1%
Grant date fair value	$3.67	$3.82	$5.31

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date.

Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

Stock Option Award Activity

The following table summarizes the stock option award activity under the Plans from June 30, 2012 to June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	9,712,316	$10.62
Granted	1,450,662	8.52
Exercised	(120,508)	3.79
Forfeited	(612,138)	10.87
Expired	(390,882)	12.65

Outstanding at June 30, 2013	10,039,450	$10.31	3.39	$5,693,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Granted	1,449,608	$8.98
Exercised	(731,936)	4.99
Forfeited	(790,175)	10.75
Expired	(2,454,355)	10.93

Outstanding at June 30, 2014	7,512,592	$10.32	3.27	$225,182

Vested and expected-to-vest at June 30, 2014 (1)	7,262,396	$10.37	3.18	$225,182

Vested and exercisable at June 30, 2014	5,697,399	$10.64	2.51	$225,182

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes additional information regarding outstanding and exercisable stock options at June 30, 2014.

	Options Outstanding			Options Exercisable
Range or Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.60-$6.90	801,563	3.67	$5.76	544,039	$5.63
$7.01-$9.00	254,719	3.26	$8.20	180,719	$8.17
$9.01-$9.01	1,382,452	1.68	$9.01	1,382,452	$9.01
$9.23-$9.44	381,274	4.29	$9.34	306,270	$9.34
$9.55-$9.55	790,750	6.07	$9.55	—	$—
$9.64-$9.91	755,205	4.72	$9.67	404,420	$9.70
$10.28-$10.28	955,053	0.96	$10.28	955,053	$10.28
$10.34-$11.26	436,231	3.10	$10.85	427,261	$10.84
$11.67-$11.67	848,350	4.09	$11.67	598,256	$11.67
$12.43-$19.00	906,995	3.04	$17.11	898,929	$17.13

$4.60-$19.00	7,512,592	3.27	$10.32	5,697,399	$10.64

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised during fiscal years 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
	2014	2013	2012
Intrinsic value	$1,875	$423	$1,197
Cash received	3,652	457	4,697
Tax benefit	(470)	113	511

As of June 30, 2014, there was $6.9 million of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.59 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Plans from June 30, 2012 to June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	379,555	$13.76	1.95	$3,515

Granted	1,658,613	8.75
Vested	(87,578)	6.95
Forfeited	(290,381)	10.41

Outstanding at June 30, 2013	1,660,209	$9.70	1.47	$14,328

Granted	1,049,276	9.11
Vested	(650,254)	7.81
Forfeited	(411,894)	9.57

Outstanding at June 30, 2014	1,647,337	$10.10	1.32	$9,077

As of June 30, 2014, there was $12.2 million of total unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted average period of 2.72 years.

12. Stockholders’ Equity

Stock Repurchases

During the fiscal year ended 2014, the Company did not repurchase any shares of common stock.

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

Retirement of Treasury Stock

During the fiscal year ended 2014, the Company did not retire any shares of treasury stock.

During the fiscal year ended 2013, the Company retired 638,365 shares of treasury stock, with a carrying value of approximately $6.2 million. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock, reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued and any remaining excess of cost as a deduction (increase) of retained earnings (accumulated deficit).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Related Party Transactions

On April 22, 2013, the Company entered into an agreement (the “Transition Agreement”) with Bronwyn Syiek, the Company’s President, which provides for the transition and conclusion of Ms. Syiek’s employment with the Company. Pursuant to the Transition Agreement, Ms. Syiek continued to work full time as the Company’s President at her existing base salary through September 30, 2013. Ms. Syiek was eligible for, and received, a bonus for fiscal year 2013. On September 18, 2013, the Company entered into an amendment to the Transition Agreement, (the “Amended Transition Agreement”) whereby the amendment replaced the agreement in its entirety. Pursuant to the Amended Transition Agreement Ms. Syiek’s employment with the Company terminated on October 1, 2013, at which point Ms. Syiek entered into a consulting agreement with the Company, in consideration for which her “Continuous Service” (as defined in the Company’s 2010 Equity Incentive Plan) continued for certain of her equity awards. Ms. Syiek received $37,400 in cash compensation under the consulting agreement. The consulting agreement terminated on March 30, 2014.

In connection with its continuing review of non-strategic assets in March 2014, the Company elected to dispose of its equity investment in DemandBase, Inc. (“DemandBase”). In this regard, the Company contacted a number of existing DemandBase investors, including Split Rock Partners II, LP (“Split Rock”). Split Rock is managed by Split Rock Partners II Management, LLC, of which one of the Company’s directors Mr. James Simons is a managing director. In addition, one of the Company’s directors Mr. Gregory Sands is a member of the board of directors of DemandBase and is also a managing partner of Costanoa Venture Capital, which is an investor in DemandBase. The Company conducted an auction process with respect to the sale of the DemandBase shares. Split Rock ultimately prevailed in that process, and the Company’s Audit Committee approved the sale in accordance with the Company’s related person transactions policy. On April 11, 2014 the Company entered into a Stock Purchase Agreement with Split Rock whereby the partnership purchased all 1,436,781 shares of Series D Preferred Stock of DemandBase owned by the Company for a total purchase price of $1,436,781.

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

The Company determined its reportable operating segment is DMS, which derives revenue from fees earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, impressions. DSS does not meet the quantitative threshold for an individually reportable segment and is therefore included in the “All other” line in the following table.

The Company evaluates the performance of its operating segment based on operating income before depreciation, amortization and stock-based compensation expense.

The Company does not allocate all of its assets, or its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense and income tax expense by segment. Accordingly, the Company does not report such information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information by segment was as follows (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Net revenue by segment:
DMS	$281,490	$304,085	$369,023
All other	1,059	1,016	1,445

Total net revenue	282,549	305,101	370,468

Segment operating income before depreciation, amortization, stock-based compensation expense, and goodwill impairment:
DMS	23,558	47,316	71,840
All other	631	556	808

Total segment operating income before depreciation, amortization, stock-based compensation expense, and goodwill impairment	24,189	47,872	72,648
Depreciation and amortization	(26,097)	(32,325)	(31,150)
Stock-based compensation expense	(10,429)	(12,016)	(12,996)
Impairment of goodwill	(95,641)	(92,350)	—

Total operating (loss) income	$(107,978)	$(88,819)	$28,502

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Net revenue:
United States	$278,791	$302,178	$369,081
International	3,758	2,923	1,387

Total net revenue	$282,549	$305,101	$370,468

	June 30,	June 30,
	2014	2013
Property and equipment, net:
United States	$10,878	$9,502
International	248	205

Total property and equipment, net	$11,126	$9,707

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2014.

The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class II Directors,” “Board of Directors,” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2014.

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference from the section to be titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants. We will make any required disclosure of future amendments to our Code of Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on the investor relations page of our corporate website (www.quinstreet.com).

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

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts receivables, sales returns and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/ against revenue	Write-offs Net of Recoveries	Balance at the end of the year
Accounts receivable and sales returns
Fiscal year 2012	$2,723	$2,185	$(2,101)	$2,807
Fiscal year 2013	$2,807	$97	$(878)	$2,026
Fiscal year 2014	$2,026	$322	$(426)	$1,922

Deferred tax asset valuation allowance
Fiscal year 2013	$—	$947	$—	$947
Fiscal year 2014	$947	$67,225	$—	$68,172

Note: Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales credits are charged against revenue.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

See the exhibit index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2014.

QuinStreet, Inc.

By:	/s/ Douglas Valenti
Douglas Valenti Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Valenti and Gregory Wong, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Valenti Douglas Valenti	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 12, 2014

/s/ Gregory Wong Gregory Wong	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	September 12, 2014

/s/ William Bradley William Bradley	Director	September 12, 2014

/s/ Robin Josephs Robin Josephs	Director	September 12, 2014

/s/ John G. McDonald John G. McDonald	Director	September 12, 2014

/s/ Gregory Sands Gregory Sands	Director	September 12, 2014

/s/ James Simons James Simons	Director	September 12, 2014

/s/ Dana Stalder Dana Stalder	Director	September 12, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(8)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.

3.1(6)	Amended and Restated Certificate of Incorporation.

3.2(7)	Bylaws.

4.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.

4.2(1)	Second Amended and Restated Investor Rights Agreement, by and between QuinStreet, Inc., Douglas Valenti and the investors listed on Schedule 1 thereto, dated May 28, 2003.

10.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.

10.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).

10.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).

10.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).

10.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

10.6(19)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).

10.7(23)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).

10.8(17)+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).

10.9(17)+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).

10.10(24)+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors)

10.11(13)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.

10.12(14)+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.13(15)+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.14(11)+	Form of Incremental Bonus Plan.

10.15(12)+	Annual Incentive Plan.

10.16(9)	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.

Exhibit No.	Description of Exhibit

10.17(18)	First Amendment to Credit Agreement and Amendment to Guaranty dated as of February 15, 2013.

10.18(5)	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership

10.19(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.

10.20(10)	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.

10.21(26)	License and Investment Agreement by and among QuinStreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.

10.22(16)	Transition Agreement dated April 9, 2013 between the Company and Bronwyn Syiek.

10.23(20)	Transition Agreement dated September 18, 2013 between the Company and Scott Mackley.

10.24(21)	Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.

10.25(22)	Amendment to Consulting Services Agreement dated October 30, 2013 to the Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.

10.26(25)	Second Amendment to Credit Agreement dated as of July 17, 2014.

10.27*+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.

(2)	Incorporated by reference Exhibit 99.9 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(4)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.

(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(8)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on November 8, 2010.

(9)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on November 8, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on June 27, 2012.

(11)	Incorporated by reference to Exhibit 10.11 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001- 34628) filed on August 30, 2011.

(12)	Incorporated by reference to Exhibit 10.12 to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333- 163228) filed on January 14, 2010.

(13)	Incorporated by reference to Exhibit 99.12 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(14)	Incorporated by reference to Exhibit 99.13 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(15)	Incorporated by reference to Exhibit 99.14 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(16)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on April 23, 2013.

(17)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 23, 2012.

(18)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on February 15, 2013.

(19)	Incorporated by reference to Exhibit 99.10 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(20)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on September 19, 2013.

(21)	Incorporated by reference to Exhibit 10.2 to QuinStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on September 19, 2013.

(22)	Incorporated by reference to Exhibit 10.3 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on November 6, 2013.

(23)	Incorporated by reference to Exhibit 99.11 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(24)	Incorporated by reference to the same numbered exhibit to QuinStreet Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 20, 2013.

(25)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on July 22, 2014.

(26)	Incorporated by reference to Exhibit 10.19 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 23, 2012.