Form 10-Q
period 2014-09-30
QUINSTREET, INC
filed 2014-11-06
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of common stock outstanding as of October 31, 2014: 44,387,355

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2014	2014
Assets
Current assets
Cash and cash equivalents	$76,421	$84,177
Marketable securities	39,456	38,630
Accounts receivable, net	41,106	41,979
Deferred tax assets	223	223
Prepaid expenses and other assets	12,534	11,647

Total current assets	169,740	176,656

Property and equipment, net	10,088	11,126
Goodwill	55,451	55,451
Other intangible assets, net	27,658	31,441
Deferred tax assets, noncurrent	1,710	1,712
Other assets, noncurrent	549	457

Total assets	$265,196	$276,843

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,135	$19,517
Accrued liabilities	24,010	27,854
Deferred revenue	1,246	1,175
Debt	18,473	17,698

Total current liabilities	62,864	66,244

Debt, noncurrent	54,679	59,565
Other liabilities, noncurrent	5,722	5,883

Total liabilities	123,265	131,692

Commitments and contingencies (See Note 9)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 44,380,260 and 44,025,908 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	44	44
Additional paid-in capital	242,398	239,558
Accumulated other comprehensive loss	(827)	(1,054)
Accumulated deficit	(99,684)	(93,397)

Total stockholders’ equity	141,931	145,151

Total liabilities and stockholders’ equity	$265,196	$276,843

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net revenue	$69,189	$76,961
Cost of revenue (1)	63,409	63,592

Gross profit	5,780	13,369
Operating expenses: (1)
Product development	4,956	5,159
Sales and marketing	3,667	4,156
General and administrative	4,615	4,134

Operating loss	(7,458)	(80)
Interest income	26	27
Interest expense	(1,180)	(1,026)
Other income (expense), net	2,325	(19)

Loss before income taxes	(6,287)	(1,098)
Benefit from taxes	—	159

Net loss	$(6,287)	$(939)

Net loss per share:
Basic	$(0.14)	$(0.02)

Diluted	$(0.14)	$(0.02)

Weighted average shares used in computing net loss per share
Basic	44,266	43,117
Diluted	44,266	43,117
(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$644	$874
Product development	595	732
Sales and marketing	464	770
General and administrative	572	659

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net loss	$(6,287)	$(939)
Other comprehensive loss
Unrealized gain on investments	8	6
Foreign currency translation adjustment	(7)	(75)
Change in unrealized gain (loss) on interest rate swap	226	(137)

Other comprehensive income (loss)	227	(206)

Comprehensive loss	$(6,060)	$(1,145)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(6,287)	$(939)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,422	6,676
Provision for sales returns and doubtful accounts receivable	182	(275)
Write-off of bank loan upfront fees	328	—
Stock-based compensation	2,275	3,035
Excess tax benefits from stock-based compensation	(51)	(96)
Gain on sale of domain names	(2,450)	—
Other adjustments, net	43	289
Changes in assets and liabilities:
Accounts receivable	690	(1,654)
Prepaid expenses and other assets	(1,312)	659
Other assets, noncurrent	—	(86)
Deferred taxes	2	22
Accounts payable	633	2,156
Accrued liabilities	(2,886)	(5,304)
Deferred revenue	71	(439)
Other liabilities, noncurrent	(161)	(162)

Net cash (used in) provided by operating activities	(3,501)	3,882

Cash Flows from Investing Activities
Capital expenditures	(2,141)	(1,190)
Other intangibles	—	(95)
Internal software development costs	(427)	(657)
Purchases of marketable securities	(10,605)	(12,978)
Proceeds from sales and maturities of marketable securities	9,762	12,218
Proceeds from sale of domain names	2,700	—

Net cash used in investing activities	(711)	(2,702)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,300	993
Principal payments on bank debt	(3,750)	(2,500)
Payment of bank loan upfront fees	(272)	—
Principal payments on acquisition-related notes payable	(444)	(523)
Excess tax benefits from stock-based compensation	51	96
Withholding taxes related to restricted stock net share settlement	(445)	(1,039)

Net cash used in financing activities	(3,560)	(2,973)

Effect of exchange rate changes on cash and cash equivalents	16	(29)
Net decrease in cash and cash equivalents	(7,756)	(1,822)
Cash and cash equivalents at beginning of period	84,177	90,117

Cash and cash equivalents at end of period	$76,421	$88,295

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	1,045	968
Cash paid for taxes	280	130

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2014 and for the three months ended September 30, 2014 and 2013 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the SEC on September 12, 2014. The condensed consolidated balance sheet at June 30, 2014 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at September 30, 2014, its condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, its condensed consolidated statements of comprehensive loss for the three months ended September 30, 2014 and 2013, and its condensed consolidated statements of cash flows for the three months ended September 30, 2014 and 2013. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no significant changes in the accounting policies subsequent to June 30, 2014.

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three months ended September 30, 2014 or for the same period in fiscal year 2014. No client accounted for 10% or more of net accounts receivable as of September 30, 2014 or June 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S. municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair values of acquisition-related promissory notes approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at September 30, 2014 approximate the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swap. The carrying value represents the fair value of the swap, as adjusted for any non-performance risk associated with the Company at September 30, 2014. The Company believes that the fair value of the term loan approximates its recorded amount at September 30, 2014 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

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

In June 2014, the FASB issued a new accounting standard update on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period, which amends ASC 718, “Compensation - Stock Compensation.” The amendment provides guidance on the treatment of shared-based payment awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new guidance becomes effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of this guidance.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(6,287)	$(939)

Denominator:
Basic and Diluted:
Weighted average shares of common stock used in computing basic and diluted net loss per share	44,266	43,117

Net loss per share:
Basic and Diluted (1)	$(0.14)	$(0.02)

Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	9,774	7,463

(1)	Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net loss incurred for the three months ended September 30, 2014 and 2013. The assumed issuance of any additional shares would be anti-dilutive.
(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1	—	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of September 30, 2014, the Company used Level 1 assumptions for its money market funds.

Level 2	—	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2014, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposit, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3	—	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2014, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of September 30, 2014 and June 30, 2014 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2014 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
U.S. municipal securities	$—	$9,351	$9,351
Certificates of deposit	—	30,661	30,661
Money market funds	37,826	—	37,826

	$37,826	$40,012	$77,838

Liabilities:
Acquisition-related promissory notes (1)	$—	$106	$106
Term loan (1)	—	73,046	73,046
Interest rate swap	—	404	404

	$—	$73,556	$73,556

	Fair Value Measurements as of June 30, 2014 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
U.S. municipal securities	$—	$12,816	$12,816
Certificates of deposit	—	26,293	26,293
Money market funds	38,641	—	38,641

	$38,641	$39,109	$77,750

Liabilities:
Acquisition-related promissory notes (1)	$—	$603	$603
Term loan (1)	—	76,660	76,660
Interest rate swap	—	630	630

	$—	$77,893	$77,893

(1)	These liabilities are carried at historical cost on the Company’s condensed consolidated balance sheets.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of September 30, 2014 and June 30, 2014 (in thousands):

	As of September 30, 2014
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$9,348	$3	$—	$9,351
Certificates of deposit	30,690	—	29	30,661
Money market funds	37,826	—	—	37,826

	$77,864	$3	$29	$77,838

	As of June 30, 2014
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$12,812	$4	$—	$12,816
Certificates of deposit	26,330	—	37	26,293
Money market funds	38,641	—	—	38,641

	$77,783	$4	$37	$77,750

The Company did not realize any gains or losses from sales of its securities in the periods presented. As of September 30, 2014 and June 30, 2014, the Company did not hold securities that had maturity dates greater than one year.

5. Acquisitions

The Company did not complete any acquisitions during the three months ended September 30, 2014 or 2013.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	September 30, 2014			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$37,035	$(31,883)	$5,152	$37,040	$(31,185)	$5,855
Content	62,172	(51,586)	10,586	62,196	(50,348)	11,848
Website/trade/domain names	31,643	(22,461)	9,182	31,652	(21,482)	10,170
Acquired technology and others	36,744	(34,006)	2,738	36,744	(33,176)	3,568

	$167,594	$(139,936)	$27,658	$167,632	$(136,191)	$31,441

Amortization of intangible assets was $3.8 million in the three months ended September 30, 2014 and $5.1 million in the three months ended September 30, 2013.

Future amortization expense for the Company’s intangible assets as of September 30, 2014 was as follows (in thousands):

Year Ending June 30,	Amortization
2015 (remaining 9 months)	$9,019
2016	9,092
2017	6,016
2018	1,898
2019	776
Thereafter	857

$27,658

The change in the carrying amount of goodwill for the three months ended September 30, 2014 was as follows (in thousands):

Total
Balance at June 30, 2014	$55,451
Additions	—

Balance at September 30, 2014	$55,451

In the three months ended September 30, 2014, there were no additions to goodwill as the Company did not complete any acquisitions during such period.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and in order to maintain a full valuation allowance against its deferred tax assets for the three months ended September 30, 2014, the Company did not record an income tax expense. Additionally, the Company had immaterial foreign expenses that were offset by other immaterial benefits that resulted in a zero quarterly provision.

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

Borrowings under the Second Loan Agreement are secured by substantially all of the Company’s assets. Interest is payable at a rate computed using either Base rate or Eurodollar rate plus an applicable margin, at the Company’s option. Base rate is defined as the applicable margin plus the greatest of (a) the Prime Rate for such day, (b) the Federal Funds Effective Rate in effect on such day, plus 1% and (c) the Daily Adjusting LIBOR Rate plus 1%. Base rate borrowings bear interest at a Base rate plus an applicable margin which varies from (1) 0.625% to 1.375% for revolving loans and (2) 1.00% to 1.75% for term loans, depending on the Company’s funded debt to EBITDA ratio. Eurodollar rate borrowings bear interest at the Eurodollar rate plus an applicable margin which varies from (1) 1.625% to 2.375% for revolving loans and (2) 2.00% to 2.75% for term loans, depending on the Company’s funded debt to EBITDA ratio. Pursuant to the Second Amendment, for the period beginning on the effective date of the Second Amendment until the delivery of financial statements for the fiscal quarter ending December 31, 2015, (1) the applicable margin for Base rate borrowings is set at (a) 1.375% for revolving loans or (b) 1.75% for term loans, and (2) the applicable margin for Eurodollar rate borrowings is set at (a) 2.375% for revolving loans or (b) 2.75% for term loans. Thereafter, the applicable margin varies depending on the Company funded debt to EBITDA ratio, as described above.

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

The Company was in compliance with the covenants of the Second Loan Agreement, as amended, as of September 30, 2014 and June 30, 2014.

Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and will be deferred and amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, the Company accelerated amortization of approximately $0.3 million of unamortized deferred upfront costs.

As of September 30, 2014 and June 30, 2014, $73.8 million and $77.5 million were outstanding under the term loan. There were no outstanding balances under the revolving credit line as of September 30, 2014 or June 30, 2014.

Interest Rate Swap

In February 2012, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management. The swap encompasses the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At September 30, 2014, the Company had approximately $73.8 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss. Any hedge ineffectiveness will be immediately recognized in earnings in the current period.

At September 30, 2014, the fair value of the interest rate swap net liability was $0.4 million and the hedge effective portion of the interest rate swap was $0.4 million.

Promissory Notes

During the three months ended September 30, 2014 and 2013, the Company did not issue any promissory notes for the acquisition of businesses. The outstanding amount under the promissory notes at September 30, 2014 and June 30, 2014 was $0.1 million and $0.6 million.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturities

The maturities of the Company’s debt as of September 30, 2014 were as follows (in thousands):

	Promissory	Second Loan
Year Ending June 30,	Notes	Agreement
2015 (remaining nine months)	$60	$13,750
2016	50	20,000
2017	—	40,000

	110	73,750

Less: imputed interest and unamortized discounts	(4)	(704)

Less: current portion	(60)	(18,413)

Noncurrent portion of debt	$46	$54,633

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

9. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2019. Rent expense for the three months ended September 30, 2014 and 2013 was $0.9 million and $1.1 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of September 30, 2014 were as follows (in thousands):

Operating
Year Ending June 30,	Leases
2015 (remaining nine months)	$2,827
2016	3,722
2017	3,256
2018	3,197
2019	1,235
2020 and thereafter	57

$14,294

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2014 and June 30, 2014.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2014 and June 30, 2014.

Litigation

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California, alleging that the Company has infringed a patent held by IPC. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against the Company should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against the Company. In January 2014, IPC filed its appeal in the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for Federal Circuit heard oral arguments on the appeal on August 6, 2014, and the Company is awaiting a decision. While the Company denies IPC’s claims and believes that the probability of any loss is remote, there can be no assurance that the Company will prevail in this matter and any adverse ruling or settlement may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved.

10. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”) as well as NQSOs and restricted stock units to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). To date, the Company has issued only ISOs, NQSOs, restricted stock units and performance-based stock awards under the plans.

As of September 30, 2014, 11,411,822 shares were reserved and 7,831,187 shares were available for issuance under the 2010 Incentive Plan; 2,047,770 shares were reserved and 1,641,643 shares were available for issuance under the Directors’ Plan.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended
	September 30,
	2014	2013
Expected term (in years)	4.6	4.6
Expected volatility	46%	48%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.7%	1.4%
Grant date fair value	$2.04	$3.93

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about operating segments, including net sales and operating loss before depreciation, amortization and stock-based compensation expense.

The Company determined its reportable operating segment is DMS, which derives revenue from fees earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, impressions. DSS no longer meets the quantitative threshold for an individually reportable segment and is therefore included in the “All other” line in the following table.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Net revenue by segment:
DMS	$68,932	$76,696
All Other	257	265

Total net revenue	69,189	76,961

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	75	9,461
All Other	164	170

Total segment operating income before depreciation, amortization, and stock-based compensation expense	239	9,631
Depreciation and amortization	(5,422)	(6,676)
Stock-based compensation expense	(2,275)	(3,035)

Total operating loss	$(7,458)	$(80)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,
	2014	2013
Net revenue:
United States	$68,070	$76,417
International	1,119	544

Total net revenue	$69,189	$76,961

	September 30,	June 30,
	2014	2014
Property and equipment, net:
United States	$9,848	$10,878
International	240	248

Total property and equipment, net:	$10,088	$11,126

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our Direct Marketing Services (“DMS”) business accounted for substantially all of our net revenue in the three months ended September 30, 2014 and 2013. Our DMS business derives net revenue from fees earned through the delivery of qualified leads, clicks, calls or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are financial services and education. Our financial services client vertical represented 44% and 41% of net revenue in the three months ended September 30, 2014 and 2013. Our education client vertical represented 36% and 43% of net revenue in the three months ended September 30, 2014 and 2013. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 20% and 16% of net revenue in the three months ended September 30, 2014 and 2013.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three months ended September 30, 2014 or 2013.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2015 will continue to be generated from clients in these two client verticals.

Our financial services client vertical continued to be negatively affected due to the limited availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future. To offset this impact, we have broadened our product set with the launch of enhanced click, lead, call, and policy products, where we expect better monetization to provide greater access to high quality media sources.

Our education client vertical has been significantly affected by regulations and enforcement activity affecting for-profit educational institutions over the past several years. For example, a publicly traded for-profit education client signed an agreement with the Department of Education in July 2014 which limits its enrollment and disbursement activities in certain respects. Similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which may result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. To offset the impact these activities have had on the for-profit education clients, we have broadened our product set from our traditional lead business with the addition of clicks, calls and higher quality leads to our product mix. We are also broadening our markets in education to include not-for-profit schools as well as expanding internationally in Brazil and India.

Acquisitions

We did not complete any acquisitions during the three months ended September 30, 2014 or 2013.

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

One example of a recent regulatory change that may affect our business is the Telephone Consumer Protection Act (the “TCPA”), which the Federal Communications Commission recently amended to, among other things, impose heightened consent and opt-out requirements that companies conducting telemarketing must follow. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for telemarketing calls to wireless numbers became effective in October 2013. Our efforts to comply with the TCPA have thus far had a relatively small negative effect on traffic conversion rates. However, our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the new regulations. Those decisions may negatively affect our revenue or profitability.

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

Basis of Presentation

General

We operate in one reportable segment, DMS. The remainder of our business, which has historically been immaterial, is classified as “All Other”. See Note 11, Segment Information, to our condensed consolidated financial statements for further discussion and financial information regarding our reporting segment.

Net Revenue

Our DMS business generates revenue from fees earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: education, financial services and “other” (which includes business-to-business technology, home services and medical). All other revenue generated less than 1% of net revenue in the three months ended September 30, 2014 and 2013. We expect all other revenue to continue to represent an immaterial portion of our business.

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

Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect product development expenses to increase in absolute dollars in the future as we believe that continuous investment in technology is critical to attaining our strategic objectives.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest income, interest expense, and other income and expense, which includes foreign currency exchange gains and losses, sale of non-strategic websites and domain names, and other non-operating items. Interest expense is related to our credit facility, including the related interest rate swap and promissory notes issued in connection with our acquisitions, and includes imputed interest on non-interest bearing notes. Borrowings under our credit facility, the aggregate principal amount of outstanding promissory notes and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested.

Benefit from Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Critical Accounting Policies, Estimates and Judgments

In presenting our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures.

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

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Annual Report on Form 10-K subsequent to June 30, 2014. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2014, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	(In thousands)
Net revenue	$69,189	100.0%	$76,961	100.0%
Cost of revenue (1)	63,409	91.6	63,592	82.6

Gross profit	5,780	8.4	13,369	17.4
Operating expenses: (1)
Product development	4,956	7.2	5,159	6.7
Sales and marketing	3,667	5.3	4,156	5.4
General and administrative	4,615	6.7	4,134	5.4

Operating loss	(7,458)	(10.8)	(80)	(0.1)
Interest income	26	—	27	—
Interest expense	(1,180)	(1.7)	(1,026)	(1.3)
Other (expense) income, net	2,325	3.4	(19)	—

Loss before income taxes	(6,287)	(9.1)	(1,098)	(1.4)
Benefit from taxes	—	—	159	0.2

Net loss	$(6,287)	(9.1)%	$(939)	(1.2)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$644	0.9%	$874	1.1%
Product development	595	0.9	732	1.0
Sales and marketing	464	0.7	770	1.0
General and administrative	572	0.8	659	0.9

Net Revenue

	Three Months Ended September 30,		Three Months % Change
	2014	2013
	(in thousands)

Net revenue	$69,189	$76,961	(10%)
Cost of revenue	63,409	63,592	(0%)

Gross profit	$5,780	$13,369	(57%)

Net revenue decreased $7.8 million, or 10%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Our financial services client vertical revenue decreased $1.2 million, or 4%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to lower client budgets and the limited availability of high quality media in our auto insurance client vertical as well as due to a reduction in mortgage inquiry traffic caused by an increase in interest rates, offset by increased demand in our other financial services client verticals. Our education client vertical revenue decreased $8.0 million, or 24%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations and enforcement activity affecting for-profit educational institutions and their operational adjustment to this activity.

Our other client verticals revenue increased $1.4 million or 12%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to increased client demand in our business-to-business technology and home services client verticals and partially offset by decreased client demand in our medical client vertical.

Cost of Revenue and Gross Margin

Cost of revenue decreased $0.2 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, driven by decreased amortization of intangible assets of $1.3 million and decreased media costs of $1.3 million, offset by increased personnel costs of $1.6 million and increased marketing and media services costs of $0.8 million. The decreased amortization of intangible assets was attributable to assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. The decreased media costs were attributable to lower revenue levels. The increased personnel costs were attributable to an increase in average headcount. The increased marketing and media services costs were attributable to an increase in call center services. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 8% for the three months ended September 30, 2014 and 17% for the three months ended September 30, 2013. The decrease in gross margin is attributable to lower revenue levels and a lower mix of traffic from owned and operated websites which have higher margins than traffic generated from third party publishers.

Operating Expenses

	Three Months Ended September 30,		Three Months % Change
	2014	2013
	(in thousands)

Product development	$4,956	$5,159	(4%)
Sales and marketing	3,667	4,156	(12%)
General and administrative	4,615	4,134	12%

Operating expenses	$13,238	$13,449	(2%)

Product Development Expenses

Product development expenses decreased $0.2 million, or 4%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. This was primarily due to decreased stock-based compensation of $0.1 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.5 million, or 12%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. This was primarily due to decreased stock-based compensation of $0.3 million and personnel costs of $0.2 million due to a decrease in average headcount.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 12%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. This was primarily due to an increase in professional services in legal and audit fees of $0.5 million.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Three Months % Change
	2014	2013
	(in thousands)

Interest income	$26	$27	(4%)
Interest expense	(1,180)	(1,026)	15%
Other income (expense), net	2,325	(19)	12337%

Interest and other income (expense), net	$1,171	$(1,018)	215%

Interest and other income (expense), net increased $2.2 million, or 215% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 due to the sale of domain names for a gain of $2.5 million, partially offset by the accelerated amortization of $0.3 million of unamortized deferred upfront costs incurred in connection with the Second Amendment to Credit Agreement in the three months ended September 30, 2014.

Benefit from Taxes

	Three Months Ended September 30,		Three Months % Change
	2014	2013
	(in thousands)

Benefit from taxes	$—	$159	(100%)

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and in order to maintain a full valuation allowance against our deferred tax assets for the three months ended September 30, 2014, we did not record an income tax expense. Additionally, we had immaterial foreign expenses that were offset by other immaterial benefits that resulted in a zero quarterly provision. We estimate our annual effective tax rate for the three months ended September 30, 2014 to be 36%, which was the result of immaterial profit before taxes from foreign subsidiaries and related foreign tax provision that were offset by other immaterial benefits resulting in a zero quarterly provision. Our annual effective rate differs from the annual statutory rate of 35% due to the small impact of the foreign rate differential.

We recognized a tax benefit of $0.2 million for the three months ended September 30, 2013. We estimate our annual effective tax rate to be 53%. This differs from the annual statutory rate of 35% due to various permanent differences most significantly stock based compensation. The current quarter tax benefit was determined based on applying the estimated annual effective rate to the pre-tax book loss and applying the impact of the discrete reporting of stock based compensation incurred during the three months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $76.4 million, short-term marketable securities of $39.5 million, cash we expect to generate from operations, and our $50.0 million revolving credit line, which is committed until November 2016, a portion of which is available to be drawn subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $73.8 million term loan balance at September 30, 2014, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt or equity financing or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations, and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended September 30,
	2014	2013
	(in thousands)

Cash flows (used in) provided by operating activities	$(3,501)	$3,882
Net cash used in investing activities	(711)	(2,702)
Cash flows used in financing activities	(3,560)	(2,973)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash flows used in operating activities were $3.5 million for the three months ended September 30, 2014, compared to cash flows provided by operating activities of $3.9 million for the three months ended September 30, 2013.

Cash flows used in operating activities for the three months ended September 30, 2014 consisted of a net loss of $6.3 million, which includes a one-time restructuring charge of $0.4 million, and changes in working capital of $3.0 million, partially offset by non-cash adjustments of $5.8 million. The changes in working capital accounts was primarily due a net decrease in accounts payable and accrued liabilities of $2.3 million, an increase in prepaid expenses and other current assets of $1.3 million, and a net decrease in deferred revenue and other noncurrent liabilities of $0.1 million, offset by a decrease in accounts receivable of $0.7 million. The net decrease in accounts payable and accrued liabilities as well as the increase in accounts receivable, are primarily due to timing of payments. The non-cash adjustments primarily consisted of depreciation and amortization of $5.4 million, gain on sale of domain names of $2.5 million, and stock-based compensation expense net of tax benefits of $2.2 million.

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

Cash flows used in investing activities was $0.7 million for the three months ended September 30, 2014, compared to cash flows used in investing activities of $2.7 million for the three months ended September 30, 2013.

Cash used in investing activities in the three months ended September 30, 2014 was primarily due to capital expenditures and internal software development costs of $2.6 million and net investments in marketable securities of $0.8 million, partially offset by proceeds from the sale of domain names of $2.7 million.

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

Cash flows used in financing activities was $3.6 million for the three months ended September 30, 2014, compared to cash flows used in financing activities of $3.0 million for the three months ended September 30, 2013.

Cash used in financing activities in the three months ended September 30, 2014 was primarily due to principal payments on our term loan and acquisition-related notes payable of $4.5 million and withholding taxes related to restricted stock net share settlements of $0.4 million, partially offset by proceeds from exercises of stock options of $1.3 million and excess tax benefits from exercises of stock options of $0.1 million.

Cash used in financing activities in the three months ended September 30, 2013 was primarily due to principal payments on acquisition-related notes payable and our term loan of $3.0 million and withholding taxes related to restricted stock net share settlements of $1.0 million, partially offset by exercises of stock options of $1.0 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our contractual obligations relate to borrowings under our credit facility, acquisition-related notes payable and operating leases. There have been no significant changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

We were in compliance with the covenants of our Second Loan Agreement, as amended, as of September 30, 2014 and June 30, 2014.

Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and will be deferred and amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, we accelerated amortization of approximately $0.3 million of unamortized deferred upfront costs.

Interest Rate Swap

In February 2012, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. We do not speculate using derivative instruments. The swap encompasses the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At September 30, 2014, we had approximately $73.8 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

At September 30, 2014, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the condensed consolidated statement of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

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

As of September 30, 2014, our credit facility consisted of a $73.8 million outstanding term loan and a $50 million revolving line of credit with no amount outstanding. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar rate or the Base Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize the facility. To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such scheduled principal amount totaling $85 million on January 1, 2014 and amortizing to $35 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar rate at a fixed rate of 0.97%. As such, a hypothetical change of 1% from prevailing interest rates as of September 30, 2014 would not have an effect on our interest expense.

Foreign Currency Exchange Risk

To date, our international client agreements have been predominately denominated in U.S. dollars, and, accordingly, we have limited exposure to foreign currency exchange rate fluctuations related to client agreements, and do not currently engage in foreign currency hedging transactions. As the local accounts for some of our foreign operations are maintained in the local currency of the respective country, we are subject to foreign currency exchange rate fluctuations associated with the remeasurement to U.S. dollars. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our condensed consolidated financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, alleging that we had infringed a patent held by IPC. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against us should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against us. In January 2014, IPC filed its appeal in the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for Federal Circuit heard oral arguments on the appeal on August 6, 2014, and we are still awaiting a decision. While we deny IPC’s claims and believe that the probability of any loss is remote, there can be no assurance that we will prevail in this matter and any adverse ruling or settlement may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved.

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

Adverse macroeconomic conditions could cause decreases or delays in spending by our advertisers and could harm our ability to generate revenue and our results of operations. Moreover, to date, we have generated a large majority of our revenue from clients in our education and financial services client verticals. We expect that a majority of our revenue, at least in the near term, will continue to be generated from clients in our education and diverse financial services client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals in particular have negatively impacted, and may continue to negatively impact, our clients’ businesses, marketing practices and budgets and, therefore, our financial results.

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

For example, one of our publicly traded for-profit education clients signed an agreement with the Department of Education in July 2014 which limits its enrollment and disbursement activities in certain respects. Similar regulatory and enforcement activities, including the Department of Education’s new gainful employment rules, issued October 31, 2014, either have affected and or in the future may affect our for-profit education clients’ businesses and marketing practices, which may result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. Changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and our financial results.

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

We depend upon Internet search providers to direct a significant portion of the visitors to our and our third-party publishers’ websites. Changes in search engine algorithms have in the past and may in the future harm the websites’ placements in both paid and organic search result listings, which may cause the number of visitors to our websites and our third-party publishers’ websites, as well as our revenue, to decline.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients. None of our clients account for 10% or more of our revenue. However, we have a few clients that account for a large portion of our net revenue. Our clients can generally terminate their contracts with us at any time, with limited prior notice or penalty. Clients who have longer-term contracts may fail to honor their existing contracts, fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

As of September 30, 2014, we had debt with a principal balance of $73.8 million. As a result of obligations associated with our debt, we may not have sufficient liquidity:

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

As of September 30, 2014, our directors and executive officers, together with their affiliates, beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Second Amendment to Credit Agreement dated as of July 17, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on July 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: November 6, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Second Amendment to Credit Agreement dated as of July 17, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on July 22, 2014.