Form 10-Q
period 2014-12-31
QUINSTREET, INC
filed 2015-02-06
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Number of shares of common stock outstanding as of January 31, 2015: 44,492,160

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2014	2014
Assets
Current assets
Cash and cash equivalents	$87,940	$84,177
Marketable securities	27,951	38,630
Accounts receivable, net	41,115	41,979
Deferred tax assets	223	223
Prepaid expenses and other assets	11,668	11,647

Total current assets	168,897	176,656

Property and equipment, net	9,405	11,126
Goodwill	55,451	55,451
Other intangible assets, net	24,305	31,441
Deferred tax assets, noncurrent	1,710	1,712
Other assets, noncurrent	479	457

Total assets	$260,247	$276,843

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,610	$19,517
Accrued liabilities	23,328	27,854
Deferred revenue	1,353	1,175
Debt	19,714	17,698

Total current liabilities	66,005	66,244

Debt, noncurrent	49,764	59,565
Other liabilities, noncurrent	5,630	5,883

Total liabilities	121,399	131,692

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 44,485,717 and 44,025,908 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	44	44
Additional paid-in capital	244,777	239,558
Accumulated other comprehensive loss	(812)	(1,054)
Accumulated deficit	(105,161)	(93,397)

Total stockholders’ equity	138,848	145,151

Total liabilities and stockholders’ equity	$260,247	$276,843

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenue	$66,694	$66,145	$135,883	$143,106
Cost of revenue (1)	60,395	56,116	123,804	119,708

Gross profit	6,299	10,029	12,079	23,398
Operating expenses: (1)
Product development	4,244	4,776	9,200	9,935
Sales and marketing	3,357	3,659	7,024	7,815
General and administrative	4,079	4,411	8,694	8,545

Operating loss	(5,381)	(2,817)	(12,839)	(2,897)
Interest income	28	27	54	54
Interest expense	(786)	(976)	(1,966)	(2,002)
Other income (expense), net	636	(29)	2,961	(48)

Loss before income taxes	(5,503)	(3,795)	(11,790)	(4,893)
Benefit from (provision for) taxes	26	(40,234)	26	(40,075)

Net loss	$(5,477)	$(44,029)	$(11,764)	$(44,968)

Net loss per share:
Basic	$(0.12)	$(1.01)	$(0.27)	$(1.04)

Diluted	$(0.12)	$(1.01)	$(0.27)	$(1.04)

Weighted average shares used in computing net loss per share

Basic	44,440	43,420	44,353	43,268
Diluted	44,440	43,420	44,353	43,268

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$785	$721	$1,429	$1,595
Product development	594	610	1,189	1,342
Sales and marketing	562	598	1,026	1,368
General and administrative	585	697	1,157	1,356

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(5,477)	$(44,029)	$(11,764)	$(44,968)
Other comprehensive loss
Unrealized gain (loss) on investments	5	(6)	13	—
Foreign currency translation adjustment	(18)	4	(25)	(71)
Change in unrealized gain (loss) on interest rate swap	28	93	254	(44)

Other comprehensive income (loss)	15	91	242	(115)

Comprehensive loss	$(5,462)	$(43,938)	$(11,522)	$(45,083)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(11,764)	$(44,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,408	13,344
Provision for sales returns and doubtful accounts receivable	470	(243)
Write-off of bank loan upfront fees	328	—
Stock-based compensation	4,801	5,661
Excess tax benefits from stock-based compensation	(51)	(309)
Gain on sale of domain names	(3,158)	—
Other adjustments, net	99	538
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	394	3,562
Prepaid expenses and other assets	(369)	(513)
Other assets, noncurrent	—	(59)
Deferred taxes	2	40,393
Accounts payable	2,964	(196)
Accrued liabilities	(3,449)	(5,861)
Deferred revenue	178	(638)
Other liabilities, noncurrent	(253)	(370)

Net cash provided by operating activities	600	10,341

Cash Flows from Investing Activities
Capital expenditures	(2,285)	(4,179)
Business acquisition	—	(875)
Other intangibles	—	(2,692)
Internal software development costs	(933)	(1,204)
Purchases of marketable securities	(16,600)	(23,236)
Proceeds from sales and maturities of marketable securities	27,287	21,345
Proceeds from sale of domain names	3,158	—
Proceeds from sale of property and equipment	10	—

Net cash provided by (used in) investing activities	10,637	(10,841)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,300	1,927
Principal payments on bank debt	(7,500)	(5,000)
Payment of bank loan upfront fees	(272)	—
Principal payments on acquisition-related notes payable	(444)	(2,237)
Excess tax benefits from stock-based compensation	51	309
Withholding taxes related to restricted stock net share settlement	(626)	(1,328)

Net cash used in financing activities	(7,491)	(6,329)

Effect of exchange rate changes on cash and cash equivalents	17	(41)
Net increase (decrease) in cash and cash equivalents	3,763	(6,870)
Cash and cash equivalents at beginning of period	84,177	90,117

Cash and cash equivalents at end of period	$87,940	$83,247

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	1,602	1,987
Cash paid for taxes	660	1,221

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2014 and for the three and six months ended December 31, 2014 and 2013 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the SEC on September 12, 2014. The condensed consolidated balance sheet at June 30, 2014 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at December 31, 2014, its condensed consolidated statements of operations for the three and six months ended December 31, 2014 and 2013, its condensed consolidated statements of comprehensive loss for the three and six months ended December 31, 2014 and 2013, and its condensed consolidated statements of cash flows for the six months ended December 31, 2014 and 2013. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015, or any other future period.

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

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three or six months ended December 31, 2014 or for the same period in fiscal year 2014. No client accounted for 10% or more of net accounts receivable as of December 31, 2014 or June 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, acquisition-related promissory notes, an interest rate swap, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds; and quoted prices for similar instruments in active markets for its U.S. municipal securities and certificates of deposits that mature within 90 days. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair values of acquisition-related promissory notes approximate their recorded amounts as the interest rates on similar financing arrangements available to the Company at December 31, 2014 approximate the interest rates implied when these acquisition-related promissory notes were originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swap. The carrying value represents the fair value of the swap, as adjusted for any non-performance risk associated with the Company at December 31, 2014. The Company believes that the fair value of the term loan approximates its recorded amount at December 31, 2014 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

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

In June 2014, the FASB issued a new accounting standard update on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period, which amends ASC 718, “Compensation - Stock Compensation.” The amendment provides guidance on the treatment of shared-based payment awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new guidance becomes effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(5,477)	$(44,029)	$(11,764)	$(44,968)

Denominator:
Basic and Diluted:
Weighted average shares of common stock used in computing basic and diluted net loss per share	44,440	43,420	44,353	43,268

Net loss per share:
Basic and Diluted (1)	$(0.12)	$(1.01)	$(0.27)	$(1.04)

Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	10,341	8,248	10,057	7,856

(1)	Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net loss incurred for the three and six months ended December 31, 2014 and 2013. The assumed issuance of any additional shares would be anti-dilutive.
(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2014, the Company used Level 1 assumptions for its money market funds.

Level 2 —	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2014, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposit, acquisition-related promissory notes, term loan, and interest rate swap.

Level 3 —	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2014, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of December 31, 2014 and June 30, 2014 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$3,958	$3,958
Certificates of deposit	—	23,993	23,993
Money market funds	49,990	—	49,990

	$49,990	$27,951	$77,941

Liabilities:
Acquisition-related promissory notes (1)	$—	$97	$97
Term loan (1)	—	69,381	69,381
Interest rate swap	—	376	376

	$—	$69,854	$69,854

	Fair Value Measurements as of June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$12,816	$12,816
Certificates of deposit	—	26,293	26,293
Money market funds	38,641	—	38,641

	$38,641	$39,109	$77,750

Liabilities:
Acquisition-related promissory notes (1)	$—	$603	$603
Term loan (1)	—	76,660	76,660
Interest rate swap	—	630	630

	$—	$77,893	$77,893

(1)	These liabilities are carried at historical cost on the Company’s condensed consolidated balance sheets.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unrealized gains and losses related to available-for-sale securities held by the Company as of December 31, 2014 and June 30, 2014 (in thousands):

	As of December 31, 2014
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$3,957	$1	$—	$3,958
Certificates of deposit	24,010	—	17	23,993
Money market funds	49,990	—	—	49,990

	$77,957	$1	$17	$77,941

	As of June 30, 2014
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. municipal securities	$12,812	$4	$—	$12,816
Certificates of deposit	26,330	—	37	26,293
Money market funds	38,641	—	—	38,641

	$77,783	$4	$37	$77,750

The Company did not realize any material gains or losses from sales of its securities in the periods presented. As of December 31, 2014 and June 30, 2014, the Company did not hold securities that had maturity dates greater than one year.

5. Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	December 31, 2014			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$37,031	$(32,567)	$4,464	$37,040	$(31,185)	$5,855
Content	62,149	(52,634)	9,515	62,196	(50,348)	11,848
Website/trade/domain names	31,634	(23,357)	8,277	31,652	(21,482)	10,170
Acquired technology and others	36,742	(34,693)	2,049	36,744	(33,176)	3,568

	$167,556	$(143,251)	$24,305	$167,632	$(136,191)	$31,441

Amortization of intangible assets was $3.3 million and $7.1 million in the three and six months ended December 31, 2014 and $5.1 million and $10.2 million in the three and six months ended December 31, 2013.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of December 31, 2014 was as follows (in thousands):

Year Ending June 30,	Amortization
2015 (remaining 6 months)	$5,596
2016	9,131
2017	6,037
2018	1,906
2019	774
Thereafter	861

$24,305

The change in the carrying amount of goodwill for the six months ended December 31, 2014 was as follows (in thousands):

Total
Balance at June 30, 2014	$55,451
Additions	—

Balance at December 31, 2014	$55,451

In the six months ended December 31, 2014, there were no additions to goodwill as the Company did not complete any acquisitions during such period.

6. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and in order to maintain a full valuation allowance against its deferred tax assets for the three and six months ended December 31, 2014, the Company did not record any material benefit from (provision for) taxes.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company was in compliance with the covenants of the Second Loan Agreement, as amended, as of December 31, 2014 and June 30, 2014.

Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and were deferred and are being amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, the Company accelerated amortization of approximately $0.3 million of unamortized deferred upfront costs.

As of December 31, 2014 and June 30, 2014, $70.0 million and $77.5 million were outstanding under the term loan. There were no outstanding balances under the revolving credit line as of December 31, 2014 or June 30, 2014.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swap

In February 2012, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management. The swap encompasses the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At December 31, 2014, the Company had approximately $70.0 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss. Any hedge ineffectiveness will be immediately recognized in earnings in the current period.

At December 31, 2014, the fair value of the interest rate swap net liability was $0.4 million and the hedge effective portion of the interest rate swap was $0.4 million.

Promissory Notes

During the three and six months ended December 31, 2014 and 2013, the Company did not issue any promissory notes for the acquisition of businesses. The outstanding amount under the promissory notes at December 31, 2014 and June 30, 2014 was $0.1 million and $0.6 million.

Debt Maturities

The maturities of the Company’s debt as of December 31, 2014 were as follows (in thousands):

	Promissory	Second Loan
Year Ending June 30,	Notes	Agreement
2015 (remaining six months)	$50	$10,000
2016	50	20,000
2017	—	40,000

	100	70,000
Less: imputed interest and unamortized discounts	(3)	(619)

Less: current portion	(50)	(19,664)

Noncurrent portion of debt	$47	$49,717

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2019. Rent expense for the three and six months ended December 31, 2014 was $0.9 million and $1.8 million and for the three and six months ended December 31, 2013 was $0.8 million and $1.9 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of December 31, 2014 were as follows (in thousands):

Operating
Year Ending June 30,	Leases
2015 (remaining six months)	$1,836
2016	3,664
2017	3,323
2018	3,245
2019	1,303
2020 and thereafter	57

$13,428

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2014 and June 30, 2014.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2014 and June 30, 2014.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Litigation

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against the Company in the United States District Court for the Northern District of California, alleging that the Company has infringed a patent held by IPC. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against the Company should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against the Company. In October 2013, IPC filed its appeal in the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for Federal Circuit heard oral arguments on the appeal on August 6, 2014, and the Company is awaiting a decision. While the Company denies IPC’s claims and believes that the probability of any loss is remote, there can be no assurance that the Company will prevail in this matter and any adverse ruling or settlement may have a significant impact on its business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved.

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

As of December 31, 2014, 11,411,822 shares were reserved and 8,204,385 shares were available for issuance under the 2010 Incentive Plan; 2,047,770 shares were reserved and 1,641,643 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three and six months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	46%	47%	46%	48%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	1.3%	1.6%	1.4%
Grant date fair value	$1.68	$3.71	$1.76	$3.90

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about operating segments, including net sales and operating loss income before depreciation, amortization and stock-based compensation expense.

The Company determined its reportable operating segment is DMS, which derives revenue from fees earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, impressions. The remaining segment does not meet the quantitative threshold for an individually reportable segment and is therefore included in the “All other” line in the following table.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenue by segment:
DMS	$66,412	$65,841	$135,344	$142,537
All Other	282	304	539	569

Total net revenue	66,694	66,145	135,883	143,106

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	1,953	6,268	2,028	15,729
All Other	178	209	342	379

Total segment operating income before depreciation, amortization, and stock-based compensation expense:	2,131	6,477	2,370	16,108
Depreciation and amortization	(4,986)	(6,668)	(10,408)	(13,344)
Stock-based compensation expense	(2,526)	(2,626)	(4,801)	(5,661)

Total operating loss	$(5,381)	$(2,817)	$(12,839)	$(2,897)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenue:
United States	$65,397	$65,523	$133,467	$141,940
International	1,297	622	2,416	1,166

Total net revenue	$66,694	$66,145	$135,883	$143,106

			December 31,	June 30,
			2014	2014
Property and equipment, net:
United States			$9,161	$10,878
International			244	248

Total property and equipment, net:			$9,405	$11,126

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

Our Direct Marketing Services (“DMS”) business accounted for substantially all of our net revenue in the three and six months ended December 31, 2014 and 2013. Our DMS business derives net revenue from fees earned through the delivery of qualified leads, clicks, calls or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are financial services and education. Our financial services client vertical represented 44% of net revenue in both the three and six months ended December 31, 2014 and 37% and 39% of net revenue in the three and six months ended December 31, 2013. Our education client vertical represented 35% and 36% of net revenue in the three months and six months ended December 31, 2014 and 45% and 44% of net revenue in the three and six months ended December 31, 2013. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 21% and 20% of net revenue in the three and six months ended December 31, 2014 and 18% and 17% of net revenue in the three and six months ended December 31, 2013.

We generated substantially all of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three and six months ended December 31, 2014 or 2013.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2015 will continue to be generated from clients in these two client verticals.

Our financial services client vertical has been affected by a number of factors, including the limited availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future. To offset this impact, we have broadened our product set with the launch of enhanced click, lead, call and policy products where we expect better monetization to provide greater access to high quality media sources.

Our education client vertical has been significantly affected by regulations and enforcement activity affecting for-profit educational institutions over the past several years. For example, the Department of Education initiated an investigation of a publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which go into effect on July 1, 2015. The regulation requires career college programs to prepare students for gainful employment in a recognized occupation, which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to federal financial aid, which typically constitutes an important source of funding for these programs. As a result, such programs may be modified, curtailed or eliminated. Similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which may result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. To offset the impact these activities have had on the for-profit education clients, we have broadened our product set from our traditional lead business with the addition of clicks and calls to our product mix. We are also broadening our markets in education to include not-for-profit schools as well as expanding internationally in Brazil and India.

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

One example of a regulatory change that may affect our business is the Telephone Consumer Protection Act (the “TCPA”), which the Federal Communications Commission recently amended to, among other things, impose heightened consent and opt-out requirements that companies conducting telemarketing must follow. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for telemarketing calls to wireless numbers became effective in October 2013. Our efforts to comply with the TCPA have thus far had a relatively small negative effect on traffic conversion rates. However, our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the new regulations. Those decisions may negatively affect our revenue or profitability.

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

Basis of Presentation

General

We operate in one reportable segment, DMS. The remainder of our business, which has historically been immaterial, is classified as “All other”. See Note 10, Segment Information, to our condensed consolidated financial statements for further discussion and financial information regarding our reporting segment.

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

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense, and amortization of internal software development costs relating to revenue-producing technologies. Media costs consist primarily of fees paid to website publishers that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these website publishers and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group, and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

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

Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. In the current period of business challenges, we are constraining expenses generally to the extent practicable. However, we expect product and development expenses to increase in absolute dollars in the future as we believe that continuous investment in technology is critical to attaining our strategic objectives.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest income, interest expense, and other income and expense. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense is related to our credit facility, interest rate swap, promissory notes issued in connection with our acquisitions, and imputed interest on non-interest bearing notes. Borrowings under our credit facility, the aggregate principal amount of outstanding promissory notes and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of non-strategic websites and domain names, and other non-operating items.

Benefit from (Provision for) Income Taxes

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statement of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	(In thousands)				(In thousands)
Net revenue	$66,694	100.0%	$66,145	100.0%	$135,883	100.0%	$143,106	100.0%
Cost of revenue (1)	60,395	90.6	56,116	84.8	123,804	91.1	119,708	83.6

Gross profit	6,299	9.4	10,029	15.2	12,079	8.9	23,398	16.4
Operating expenses: (1)
Product development	4,244	6.4	4,776	7.2	9,200	6.8	9,935	6.9
Sales and marketing	3,357	5.0	3,659	5.5	7,024	5.2	7,815	5.5
General and administrative	4,079	6.1	4,411	6.7	8,694	6.4	8,545	6.0

Operating loss	(5,381)	(8.1)	(2,817)	(4.2)	(12,839)	(9.5)	(2,897)	(2.0)
Interest income	28	—	27	—	54	—	54	—
Interest expense	(786)	(1.2)	(976)	(1.5)	(1,966)	(1.4)	(2,002)	(1.4)
Other income (expense), net	636	1.0	(29)	0.0	2,961	2.2	(48)	—

Loss before income taxes	(5,503)	(8.3)	(3,795)	(5.7)	(11,790)	(8.7)	(4,893)	(3.4)
Benefit from (provision for) taxes	26	—	(40,234)	(60.8)	26	—	(40,075)	(28.0)

Net loss	$(5,477)	(8.3)%	$(44,029)	(66.5)%	$(11,764)	(8.7)%	$(44,968)	(31.4)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$785	1.2%	$721	1.1%	$1,429	1.1%	$1,595	1.1%
Product development	594	0.9	610	0.9	1,189	0.9	1,342	0.9
Sales and marketing	562	0.8	598	0.9	1,026	0.8	1,368	1.0
General and administrative	585	0.9	697	1.1	1,157	0.9	1,356	0.9

Net Revenue

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2014	2013	2014	2013	% Change	% Change
	(in thousands)
Net revenue	$66,694	$66,145	$135,883	$143,106	1%	(5%)
Cost of revenue	60,395	56,116	123,804	119,708	8%	3%

Gross profit	$6,299	$10,029	$12,079	$23,398	(37%)	(48%)

Net revenue increased $0.5 million, or 1%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. Our financial services client vertical revenue increased $5.2 million, or 21%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, primarily due to the launch of our enhanced click, lead, call and policy products which enabled us to access higher quality media for our clients and has led to increased client budgets. Our education client vertical revenue decreased $6.4 million, or 21%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations and enforcement activity affecting for-profit educational institutions and their operational adjustment to this activity. Our other client verticals revenue increased $1.8 million or 15%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, primarily due to increased client demand in our business-to-business technology and home services client verticals and partially offset by decreased client demand in our medical client vertical.

Net revenue decreased $7.2 million, or 5%, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013. Our financial services client vertical revenue increased $4.0 million, or 7%, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013, primarily due to the launch of our enhanced click, lead, call and policy products which enabled us to access higher quality media for our clients and has led to increased client budgets. Our education client vertical revenue decreased $14.4 million, or 23%, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our other client verticals revenue increased $3.2 million, or 13%, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013, primarily due to increased client demand in our business-to-business technology and home services client verticals and partially offset by decreased client demand in our medical client vertical.

Cost of Revenue and Gross Margin

Cost of revenue increased $4.3 million, or 8%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, driven by increased media costs of $4.3 million, increased personnel costs of $1.0 million, offset by decreased amortization of intangible assets of $1.7 million. The increased media costs were attributable to increased costs for high quality media. The increased personnel costs were attributable to an increase in average headcount. The decreased amortization of intangible assets were attributable to assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 9% for the three months ended December 31, 2014 and 15% for the three months ended December 31, 2013. The decrease in gross margin was attributable to our investments in optimizing high quality media in our financial services client vertical and a lower mix of traffic from owned and operated websites which have higher margins than traffic generated for third party publishers.

Cost of revenue increased $4.1 million, or 3%, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013, driven by increased media costs of $3.0 million, increased personnel costs of $2.6 million and increased other expenses of $1.5 million, offset by decreased amortization of intangible assets of $3.0 million. The increased media costs were attributable to increased costs for high quality media. The increased personnel costs were attributable to an increase in average headcount. The increased depreciation expense were attributable to the continual purchase of property and equipment. The decreased amortization of intangible assets were attributable to assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. Gross margin was 9% for the six months ended December 31, 2014 and 16% for the six months ended December 31, 2013. The decrease in gross margin was attributable to our investments in optimizing high quality media in our financial services client vertical and a lower mix of traffic from owned and operated websites which have higher margins than traffic generated for third party publishers.

Operating Expenses

	Three Months Ended		Six Months Ended		Three Months % Change	Six Months % Change
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)
Product development	$4,244	$4,776	$9,200	$9,935	(11%)	(7%)
Sales and marketing	3,357	3,659	7,024	7,815	(8%)	(10%)
General and administrative	4,079	4,411	8,694	8,545	(8%)	2%

Operating expenses	$11,680	$12,846	$24,918	$26,295	(9%)	(5%)

Product Development Expenses

Product development expenses decreased $0.5 million, or 11%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. This was primarily due to decreased personnel costs of $0.4 million due to a decrease in average salaries.

Product development expenses decreased $0.7 million, or 7%, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013. This was primarily due to decreased personnel costs of $0.3 million due to a decrease in average salaries and decreased stock-based compensation of $0.2 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.3 million, or 8%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. This was primarily due to decreased personnel costs of $0.2 million due to a decrease in average headcount.

Sales and marketing expenses decreased $0.8 million, or 10%, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013. This was primarily due to decreased personnel costs of $0.4 million due to a decrease in average headcount and decreased stock-based compensation of $0.3 million.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 8%, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. This was primarily due to decreased business tax assessment of $0.3 million.

General and administrative expenses increased $0.2 million, or 2%, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013. This was primarily due to increased professional services of $0.4 million, offset by decreased business tax assessment of $0.3 million.

Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2014	2013	2014	2013	% Change	% Change
	(in thousands)
Interest income	$28	$27	$54	$54	4%	0%
Interest expense	(786)	(976)	(1,966)	(2,002)	(19%)	(2%)
Other income (expense), net	636	(29)	2,961	(48)	2293%	(6269%)

Interest and other income (expense), net	$(122)	$(978)	$1,049	$(1,996)	88%	(153%)

Interest and other expense, net was $0.1 million for the three months ended December 31, 2014 compared to $1.0 million for the three months ended December 31, 2013. This decrease of $0.9 million, or 88%, was due to the sale of domain names for total gains of $0.7 million, partially offset by lower interest expense due to decreased debt obligations.

Interest and other income, net was $1.0 million for the six months ended December 31, 2014, compared to interest and other expense, net of $2.0 million for the six months ended December 31, 2013. This increase of $3.0 million, or 153%, was due to the sale of domain names for a gain of $3.2 million and lower interest expense due to decreased debt obligations, partially offset by the accelerated amortization of $0.3 million of unamortized deferred upfront costs incurred in connection with the Second Amendment to Credit Agreement.

Benefit from (Provision for)Taxes

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2014	2013	2014	2013	% Change	% Change
	(in thousands)
Benefit from (provision for) taxes	$26	$(40,234)	$26	$(40,075)	(100%)	(100%)

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and in order to maintain a full valuation allowance against our deferred tax assets for the three and six months ended December 31, 2014, we did not record any material benefit from (provision for) taxes. Our annual statutory tax rate was 35%. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate is not meaningful as our income tax amounts are not directly correlated to the amount of loss before income tax for the period.

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

Liquidity and Capital Resources

As of December 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $87.9 million, short-term marketable securities of $28.0 million, cash we expect to generate from operations, and our $50 million revolving credit line, which is committed until November 2016, a portion of which is available to be drawn subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $70.0 million term loan balance at December 31, 2014, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt or equity financing or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, short-term marketable securities, cash generated from operations, and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2014	2013
	(in thousands)
Cash flows provided by operating activities	$600	$10,341
Net cash provided by (used in) investing activities	10,637	(10,841)
Cash flows used in financing activities	(7,491)	(6,329)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $0.6 million for the six months ended December 31, 2014, compared to cash flows provided by operating activities of $10.3 million for the six months ended December 31, 2013.

Cash provided by operating activities for the six months ended December 31, 2014 consisted of a net loss of $11.8 million, which included a one-time restructuring charge of $0.4 million, offset by non-cash adjustments of $12.9 million. In addition, there was a net decrease in cash from changes in working capital of $0.5 million. The non-cash adjustments primarily consisted of depreciation and amortization of $10.4 million, gain on the sale of domain names of $3.2 million, and stock-based compensation expense net of tax benefits of $4.8 million. The changes in working capital accounts were primarily due to an increase in accounts receivable of $0.4 million, offset by a net decrease in accounts payable and accrued liabilities of $0.5 million. The net decrease in accounts payable and accrued liabilities were primarily due to timing of payments.

Cash provided by operating activities for the six months ended December 31, 2013 consisted of a net loss of $45.0 million, offset by non-cash charges of $19.0 million. In addition, there was a net increase in cash from changes in working capital of $36.3 million. The non-cash charges primarily consisted of depreciation and amortization of $13.3 million and stock-based compensation expense net of tax benefits of $5.4 million. The changes in working capital accounts were primarily due to a decrease in net deferred taxes of $40.4 million and a decrease in accounts receivable of $3.6 million offset by a net decrease in accounts payable and accrued liabilities of $6.1 million and a net decrease in deferred revenue and other noncurrent liabilities of $1.0 million. The decrease in deferred taxes was due to a one-time charge to establish a valuation allowance. The decrease in accounts receivable was primarily due to lower revenue levels and the net decrease in accounts payable and accrued liabilities was primarily due to timing of payments.

Investing Activities

Cash flows from investing activities include capital expenditures, capitalized internal development costs and net sales and maturities of marketable securities.

Cash provided by investing activities was $10.6 million for the six months ended December 31, 2014, compared to cash flows used in investing activities of $10.8 million for the six months ended December 31, 2013.

Cash provided by investing activities in the six months ended December 31, 2014 was primarily due to capital expenditures and internal software development costs of $3.2 million, offset by net sales and maturities of marketable securities of $10.7 million and proceeds from the sale of domain names of $3.2 million.

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

Cash used in financing activities was $7.5 million for the six months ended December 31, 2014, compared to cash flows used in financing activities of $6.3 million for the six months ended December 31, 2013.

Cash used in financing activities in the six months ended December 31, 2014 was primarily due to proceeds from exercises of stock options of $1.3 million, withholding taxes related to restricted stock net share settlements of $0.6 million, excess tax benefits from exercises of stock options of $0.1 million, and principal payments on our term loan and acquisition-related notes payable of $8.2 million.

Cash used in financing activities in the six months ended December 31, 2013 was primarily due to exercises of stock options of $1.9 million, withholding taxes related to restricted stock net share settlements of $1.3 million, excess tax benefits from exercises of stock options of $0.3 million, and principal payments on acquisition-related notes payable and our term loan of $7.2 million.

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

We were in compliance with the covenants of our Second Loan Agreement, as amended, as of December 31, 2014 and June 30, 2014.

Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and were deferred and are being amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, we accelerated amortization of approximately $0.3 million of unamortized deferred upfront costs.

Interest Rate Swap

In February 2012, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. We do not speculate using derivative instruments. The swap encompasses the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85 million in January 2014 and amortizing to $35 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At December 31, 2014, we had approximately $70.0 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

At December 31, 2014, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the condensed consolidated statement of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

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

As of December 31, 2014, our credit facility consisted of a $70.0 million outstanding term loan and a $50 million revolving line of credit with no amount outstanding. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar rate or the Base Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize the facility. To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such scheduled principal amount totaling $85 million on January 1, 2014 and amortizing to $35 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar rate at a fixed rate of 0.97%. As such, a hypothetical change of 1% from prevailing interest rates as of December 31, 2014 would not have an effect on our interest expense.

Foreign Currency Exchange Risk

To date, our client agreements have been predominately denominated in U.S. dollars, and, accordingly, we have limited exposure to foreign currency exchange rate fluctuations related to client agreements, and do not currently engage in foreign currency hedging transactions. As the local accounts for some of our foreign operations are maintained in the local currency of the respective country, we are subject to foreign currency exchange rate fluctuations associated with the remeasurement to U.S. dollars. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our condensed consolidated financial condition or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, alleging that we had infringed a patent held by IPC. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against us should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against us. In October 2013, IPC filed its appeal in the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for Federal Circuit heard oral arguments on the appeal on August 6, 2014, and we are still awaiting a decision. While we deny IPC’s claims and believe that the probability of any loss is remote, there can be no assurance that we will prevail in this matter and any adverse ruling or settlement may have a significant impact on our business and operating results. In addition, regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved.

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

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act that affects telemarketing calls. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telephonic communications became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. Additionally, we generate leads from which customers provide a wireless number, and in turn a significant amount of revenue comes from calls made by our internal call centers as well as by third-party call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal liability or damage to our reputation in the marketplace, either of which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

For example, the Department of Education initiated an investigation of a publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which go into effect on July 1, 2015. The regulations require career college programs to prepare students for gainful employment in a recognized occupation, which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to Title IV Federal Student financial aid. As a result, such programs may be modified, curtailed or eliminated. Similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which may result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. Changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and our financial results.

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

As a result of changes in our business model and increased expenditures for certain businesses, products, services and technologies, we anticipate fluctuations in our Adjusted EBITDA margin.

We have invested and expect to continue to invest in new businesses, products, services and technologies, including more expensive forms of media. We may have insufficient revenue to fully offset liabilities and expenses in connection with these investments and may experience inadequate, unpredictable return of capital on our investments. As a result of these investments, we expect fluctuations in our Adjusted EBITDA margin.

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

The number of people who access the Internet through mobile devices such as smart phones and tablets has increased dramatically in the past few years, and we expect the trend to continue. Our online marketing services and content were originally designed for desktop or laptop computers. The shift from desktop or laptop computers to mobile devices could potentially deteriorate the user experience for visitors to our websites and may make it more difficult for visitors to respond to our offerings. It also requires us to develop new offerings specifically designed for mobile devices. Additionally, the monetization of our online marketing services and content on these mobile devices might not be as lucrative for us compared to those on desktop and laptop computers. If we fail to develop our websites cost effectively and improve the monetization capabilities of our mobile marketing services, we may not remain competitive, which may negatively affect our business and results of operations.

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

The law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party publishers or vendors. Department of Education regulations impose liability on our education clients for misrepresentations made by their marketing service providers. In addition, certain of our contracts impose liability on us for the acts of our third-party publishers or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, we could incur damages for the unauthorized or unlawful acts of third-party publishers or vendors.

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

As of December 31, 2014, we had debt with a principal balance of $70.0 million. As a result of obligations associated with our debt, we may not have sufficient liquidity:

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

When a user visits our websites, we use technologies, including “cookies,” to collect information such as the user’s IP address and the user’s past responses to our offerings. We also have relationships with data partners that collect and provide us with user data. We access and analyze this information in order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign. The use of cookies is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies and guidelines.

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

Interruptions, failures or defects in our data collection systems, as well as privacy concerns and regulatory changes or enforcement actions affecting our or our data partners’ ability to collect user data, could also limit our ability to analyze data from our clients’ marketing campaigns. This risk is heightened when we deliver marketing services to clients in the financial services client vertical. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

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

As of December 31, 2014, our directors and executive officers, together with their affiliates, beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: February 6, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.