Form 10-Q
period 2015-03-31
QUINSTREET, INC
filed 2015-05-07
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of common stock outstanding as of April 30, 2015: 44,556,203

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$114,100	$84,177
Marketable securities	—	38,630
Accounts receivable, net	44,961	41,979
Deferred tax assets	223	223
Prepaid expenses and other assets	11,989	11,647

Total current assets	171,273	176,656

Property and equipment, net	8,811	11,126
Goodwill	55,451	55,451
Other intangible assets, net	21,444	31,441
Deferred tax assets, noncurrent	1,710	1,712
Other assets, noncurrent	523	457

Total assets	$259,212	$276,843

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,823	$19,517
Accrued liabilities	28,948	27,854
Deferred revenue	1,356	1,175
Debt	19,713	17,698

Total current liabilities	70,840	66,244

Debt, noncurrent	44,848	59,565
Other liabilities, noncurrent	5,567	5,883

Total liabilities	121,255	131,692

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 44,550,241 and 44,025,908 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	44	44
Additional paid-in capital	247,105	239,558
Accumulated other comprehensive loss	(815)	(1,054)
Accumulated deficit	(108,377)	(93,397)

Total stockholders’ equity	137,957	145,151

Total liabilities and stockholders’ equity	$259,212	$276,843

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue	$75,345	$71,888	$211,228	$214,994
Cost of revenue (1)	65,192	61,646	188,996	181,354

Gross profit	10,153	10,242	22,232	33,640
Operating expenses: (1)
Product development	4,653	4,859	13,853	14,794
Sales and marketing	3,881	3,881	10,905	11,696
General and administrative	4,300	4,284	12,994	12,829

Operating loss	(2,681)	(2,782)	(15,520)	(5,679)
Interest income	7	30	61	84
Interest expense	(760)	(911)	(2,726)	(2,913)
Other income (expense), net	40	(3)	3,001	(51)

Loss before income taxes	(3,394)	(3,666)	(15,184)	(8,559)
Benefit from (provision for) taxes	178	993	204	(39,082)

Net loss	$(3,216)	$(2,673)	$(14,980)	$(47,641)

Net loss per share:
Basic	$(0.07)	$(0.06)	$(0.34)	$(1.10)

Diluted	$(0.07)	$(0.06)	$(0.34)	$(1.10)

Weighted average shares used in computing net loss per share
Basic	44,522	43,567	44,409	43,422
Diluted	44,522	43,567	44,409	43,422

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$863	$595	$2,292	$2,190
Product development	542	551	1,731	1,893
Sales and marketing	600	827	1,626	2,195
General and administrative	576	477	1,733	1,833

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(3,216)	$(2,673)	$(14,980)	$(47,641)
Other comprehensive loss
Unrealized (loss) gain on investments
Change in unrealized (loss) gain on investments	—	(5)	13	(5)
Less: reclassification adjustment related to realized loss on investments, net of tax of $0	16	—	16	—

Net change	16	(5)	29	(5)

Foreign currency translation adjustment	10	32	(15)	(39)
Change in unrealized (loss) gain on interest rate swap	(29)	82	225	38

Other comprehensive (loss) income	(3)	109	239	(6)

Comprehensive loss	$(3,219)	$(2,564)	$(14,741)	$(47,647)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(14,980)	$(47,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,778	19,955
Net realized loss from sale of marketable securities	32	—
Provision for sales returns and doubtful accounts receivable	58	(424)
Write-off of bank loan upfront fees	328	—
Stock-based compensation	7,382	8,111
Excess tax benefits from stock-based compensation	—	(394)
Gain on sale of domain names	(3,331)	—
Other adjustments, net	128	150
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,040)	(3,198)
Prepaid expenses and other assets	(734)	(3,403)
Deferred taxes	2	41,938
Accounts payable	2,128	868
Accrued liabilities	2,146	(1,831)
Deferred revenue	181	(646)
Other liabilities, noncurrent	(316)	(524)

Net cash provided by operating activities	4,762	12,961

Cash Flows from Investing Activities
Capital expenditures	(2,629)	(4,679)
Business acquisition	—	(875)
Other intangibles	—	(2,815)
Internal software development costs	(1,428)	(1,901)
Purchases of marketable securities	(16,600)	(36,390)
Proceeds from sales and maturities of marketable securities	55,277	35,820
Proceeds from sale of domain names	3,346	—
Proceeds from sale of property and equipment	10	—

Net cash provided by (used in) investing activities	37,976	(10,840)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,300	2,259
Principal payments on bank debt	(12,500)	(8,750)
Payment of bank loan upfront fees	(272)	—
Principal payments on acquisition-related notes payable	(444)	(2,599)
Excess tax benefits from stock-based compensation	—	394
Withholding taxes related to restricted stock net share settlement	(910)	(1,760)

Net cash used in financing activities	(12,826)	(10,456)

Effect of exchange rate changes on cash and cash equivalents	11	(39)
Net increase (decrease) in cash and cash equivalents	29,923	(8,374)
Cash and cash equivalents at beginning of period	84,177	90,117

Cash and cash equivalents at end of period	$114,100	$81,743

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	2,415	2,923
Cash paid for taxes	772	1,304

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketing online. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company provides customer acquisition programs for clients in various industry verticals such as financial services and education. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2015 and for the three and nine months ended March 31, 2015 and 2014 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the SEC on September 12, 2014. The condensed consolidated balance sheet at June 30, 2014 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at March 31, 2015, its condensed consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014, its condensed consolidated statements of comprehensive loss for the three and nine months ended March 31, 2015 and 2014, and its condensed consolidated statements of cash flows for the nine months ended March 31, 2015 and 2014. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2015, or any other future period.

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

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three or nine months ended March 31, 2015 or for the same period in fiscal year 2014. No client accounted for 10% or more of net accounts receivable as of March 31, 2015 or June 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, an acquisition-related promissory note, an interest rate swap, and a term loan. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of the acquisition-related promissory note approximates its recorded amount as the interest rates on similar financing arrangements available to the Company at March 31, 2015 approximate the interest rates implied when this acquisition-related promissory note was originally issued and recorded. The fair value of the interest rate swap is based upon fair value quotes from the issuing bank and the Company assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swap. The carrying value represents the fair value of the swap, as adjusted for any non-performance risk associated with the Company at March 31, 2015. The Company believes that the fair value of the term loan approximates its recorded amount at March 31, 2015 as the interest rate on the term loan is variable and is based on market interest rates and after consideration of default and credit risk.

Recent Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard update on the financial presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for fiscal years beginning after December 15, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years. In April 2015, the FASB proposed a one year deferral of the effective date. The Company is currently assessing the impact of this new guidance.

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

In April 2015, the FASB issued a new accounting standard update on the presentation of debt issuance costs. The new guidance provides that debt issuance costs related to a recognized debt liability be presented as a direct reduction from its carrying value. The new guidance becomes effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(3,216)	$(2,673)	$(14,980)	$(47,641)

Denominator:
Basic and Diluted:
Weighted average shares of common stock used in computing basic and diluted net loss per share	44,522	43,567	44,409	43,422

Net loss per share:
Basic and Diluted (1)	$(0.07)	$(0.06)	$(0.34)	$(1.10)

Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	6,524	9,677	8,879	8,463

(1)	Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net loss incurred for the three and nine months ended March 31, 2015 and 2014. The assumed issuance of any additional shares would be anti-dilutive.
(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of March 31, 2015, the Company used Level 1 assumptions for its money market funds.

Level 2 —	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2015, the Company used Level 2 assumptions for its acquisition-related promissory note, term loan, and interest rate swap.

Level 3 —	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2015, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of March 31, 2015 and June 30, 2014 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Money market funds	$78,021	$—	$78,021

Liabilities:
Acquisition-related promissory note (1)	$—	$98	$98
Term loan (1)	—	64,463	64,463
Interest rate swap	—	405	405

	$—	$64,966	$64,966

	Fair Value Measurements as of June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$12,816	$12,816
Certificates of deposit	—	26,293	26,293
Money market funds	38,641	—	38,641

	$38,641	$39,109	$77,750

Liabilities:
Acquisition-related promissory notes (1)	$—	$603	$603
Term loan (1)	—	76,660	76,660
Interest rate swap	—	630	630

	$—	$77,893	$77,893

(1)	These liabilities are carried at historical cost on the Company’s condensed consolidated balance sheets.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes unrealized gains and losses related to cash equivalents and available-for-sale securities held by the Company as of March 31, 2015 and June 30, 2014 (in thousands):

	As of March 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$78,021	$—	$—	$78,021

	As of June 30, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$12,812	$4	$—	$12,816
Certificates of deposit	26,330	—	37	26,293
Money market funds	38,641	—	—	38,641

	$77,783	$4	$37	$77,750

The Company realized losses of an immaterial amount from sales of its securities in the three and nine months ended March 31, 2015. The Company did not realize any gains or losses from sales of its securities in the three and nine months ended March 31, 2014. As of March 31, 2015 and June 30, 2014, the Company did not hold securities that had maturity dates greater than one year.

5. Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	March 31, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$37,034	$(33,250)	$3,784	$37,040	$(31,185)	$5,855
Content	62,162	(53,652)	8,510	62,196	(50,348)	11,848
Website/trade/domain names	31,591	(24,111)	7,480	31,652	(21,482)	10,170
Acquired technology and others	36,742	(35,072)	1,670	36,744	(33,176)	3,568

	$167,529	$(146,085)	$21,444	$167,632	$(136,191)	$31,441

Amortization of intangible assets was $2.9 million and $10.0 million in the three and nine months ended March 31, 2015 and $4.9 million and $15.1 million in the three and nine months ended March 31, 2014.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of March 31, 2015 was as follows (in thousands):

Year Ending June 30,	Amortization
2015 (remaining 3 months)	$2,704
2016	9,190
2017	6,073
2018	1,919
2019	776
Thereafter	782

$21,444

The change in the carrying amount of goodwill for the nine months ended March 31, 2015 was as follows (in thousands):

Total
Balance at June 30, 2014	$55,451
Additions	—

Balance at March 31, 2015	$55,451

In the nine months ended March 31, 2015, there were no additions to goodwill as the Company did not complete any acquisitions during such period.

6. Income Taxes

The Company recorded a benefit from income taxes of $0.2 million for the three and nine months ended March 31, 2015, primarily due to the carryback of prior year tax losses. The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2015.

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

The Company was in compliance with the covenants of the Second Loan Agreement, as amended, as of March 31, 2015 and June 30, 2014.

Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and were deferred and are being amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, the Company accelerated amortization of approximately $0.3 million of unamortized deferred upfront costs.

As of March 31, 2015 and June 30, 2014, $65.0 million and $77.5 million were outstanding under the term loan. There were no outstanding balances under the revolving credit line as of March 31, 2015 or June 30, 2014.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swap

In February 2012, the Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management. The swap encompasses the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85.0 million in January 2014 and amortizing to $35.0 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At March 31, 2015, the Company had approximately $65.0 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss. Any hedge ineffectiveness will be immediately recognized in earnings in the current period.

At March 31, 2015, the fair value of the interest rate swap net liability was $0.4 million and the hedge effective portion of the interest rate swap was $0.4 million.

Promissory Notes

During the three and nine months ended March 31, 2015 and 2014, the Company did not issue any promissory notes for the acquisition of businesses. The outstanding amount under the promissory notes at March 31, 2015 and June 30, 2014 was $0.1 million and $0.6 million.

Debt Maturities

The maturities of the Company’s debt as of March 31, 2015 were as follows (in thousands):

Year Ending June 30,	Promissory Notes	Second Loan Agreement
2015 (remaining three months)	$50	$5,000
2016	50	20,000
2017	—	40,000

	100	65,000
Less: imputed interest and unamortized discounts	(2)	(537)

Less: current portion	(50)	(19,663)

Noncurrent portion of debt	$48	$44,800

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2020. Rent expense for the three and nine months ended March 31, 2015 was $0.9 million and $2.7 million and for the three and nine months ended March 31, 2014 was $0.8 million and $2.7 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of March 31, 2015 were as follows (in thousands):

Year Ending June 30,	Operating Leases
2015 (remaining three months)	$926
2016	3,683
2017	3,323
2018	3,245
2019	1,303
2020 and thereafter	57

$12,537

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2015 and June 30, 2014.

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

The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material, and accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2015 and June 30, 2014.

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

As of March 31, 2015, 11,411,822 shares were reserved and 8,391,628 shares were available for issuance under the 2010 Incentive Plan; 2,047,770 shares were reserved and 1,641,643 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of employee stock options for the three and nine months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Expected term (in years)	4.6	4.6	4.6	4.6
Expected volatility	47%	46%	46%	48%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.4%	1.6%	1.6%	1.4%
Grant date fair value	$2.32	$3.23	$1.79	$3.85

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

The Company determined its reportable operating segment is DMS, which derives revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. The remaining segment does not meet the quantitative threshold for an individually reportable segment and is therefore included in the “All other” line in the following table.

The Company evaluates the performance of its operating segments based on operating income before depreciation, amortization and stock-based compensation expense.

The Company does not allocate most of its assets, nor its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense, other income or income tax expense by segment. Accordingly, the Company does not report such information.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue by segment:
DMS	$75,109	$71,641	$210,453	$214,178
All Other	236	247	775	816

Total net revenue	75,345	71,888	211,228	214,994

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	4,131	6,169	6,159	21,898
All Other	139	110	481	489

Total segment operating income before depreciation, amortization, and stock-based compensation expense:	4,270	6,279	6,640	22,387
Depreciation and amortization	(4,370)	(6,611)	(14,778)	(19,955)
Stock-based compensation expense	(2,581)	(2,450)	(7,382)	(8,111)

Total operating loss	$(2,681)	$(2,782)	$(15,520)	$(5,679)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue:
United States	$73,575	$70,989	$207,042	$212,929
International	1,770	899	4,186	2,065

Total net revenue	$75,345	$71,888	$211,228	$214,994

			March 31,	June 30,
			2015	2014
Property and equipment, net:
United States			$8,588	$10,878
International			223	248

Total property and equipment, net:			$8,811	$11,126

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II—Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Management Overview

QuinStreet is a leader in performance marketing online. We have built a strong set of capabilities to engage Internet visitors in targeted media and to connect our marketing clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients.

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead, inquiry, click, call, application, or customer. Leads, inquiries, clicks, calls, and applications can convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads, inquiries, clicks, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or generation of an acceptable margin on our media costs, that provides a sound financial outcome for us. To deliver leads, inquiries, clicks, calls, applications, and customers to our clients, generally we:

•	own or access targeted media through business arrangements or by purchasing media (e.g., clicks from major search engines);

•	run advertisements or other forms of marketing messages and programs in that media to create visitor responses in the form most typically of leads or inquiries (contact information and intent or requests), clicks (to further qualification or matching steps, or to online client applications or offerings) or calls (to our owned and operated call centers or that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., bound insurance policies);

•	match these leads, inquiries, clicks, calls, applications, or customers to client offerings or brands that we believe can meet visitor interests or needs and client targets and requirements; and

•	optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.

Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we continue to believe we are in the early stages of a large, long-term market opportunity.

Our Direct Marketing Services (“DMS”) business accounted for the majority of our net revenue in the three and nine months ended March 31, 2015 and 2014. Our DMS business derives net revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are financial services and education. Our financial services client vertical represented 41% and 43% of net revenue in the three and nine months ended March 31, 2015 and 40% and 39% of net revenue in the three and nine months ended March 31, 2014. Our education client vertical represented 41% and 37% of net revenue in the three and nine months ended March 31, 2015 and 43% and 44% of net revenue in the three and nine months ended March 31, 2014. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 18% and 20% of net revenue in the three and nine months ended March 31, 2015 and 17% of net revenue in both the three and nine months ended March 31, 2014.

We generated the majority of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three and nine months ended March 31, 2015 or 2014.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2015 will continue to be generated from clients in these two client verticals.

Our financial services client vertical has been affected by a number of factors, including the limited availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future. To offset this impact, we have broadened our product set with enhanced click, lead, call and policy products where we expect better monetization to provide greater access to high quality media sources.

Our education client vertical has been significantly affected by regulations and enforcement activity affecting for-profit educational institutions over the past several years. For example, the Department of Education initiated an investigation of a publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which go into effect on July 1, 2015. The regulation requires career college programs to prepare students for gainful employment in a recognized occupation which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to federal financial aid, which typically constitutes an important source of funding for these programs. As a result, such programs may be modified, curtailed or eliminated. Similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which may result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. To offset the impact these activities have had on the for-profit education clients, we have broadened our product set from our traditional lead business with the addition of better qualified and matched leads or inquiries, clicks and calls to our product mix; we believe these new products better match for-profit education client needs in the new regulatory environment. We are also broadening our markets in education to include not-for-profit schools and international expansions into Brazil and India.

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

Net Revenue

Our DMS business generates revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education and “other” (which includes business-to-business technology, home services and medical).

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest income, interest expense, and other income and expense. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense is related to our credit facility, interest rate swap, promissory note issued in connection with our acquisition, and imputed interest on non-interest bearing notes. Borrowings under our credit facility, the aggregate principal amount of outstanding promissory note and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of non-strategic websites and domain names, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	(In thousands)				(In thousands)
Net revenue	$75,345	100.0%	$71,888	100.0%	$211,228	100.0%	$214,994	100.0%
Cost of revenue (1)	65,192	86.5	61,646	85.8	188,996	89.5	181,354	84.4

Gross profit	10,153	13.5	10,242	14.2	22,232	10.5	33,640	15.6
Operating expenses: (1)
Product development	4,653	6.2	4,859	6.8	13,853	6.5	14,794	6.9
Sales and marketing	3,881	5.2	3,881	5.4	10,905	5.1	11,696	5.4
General and administrative	4,300	5.7	4,284	6.0	12,994	6.2	12,829	6.0

Operating loss	(2,681)	(3.6)	(2,782)	(4.0)	(15,520)	(7.3)	(5,679)	(2.7)
Interest income	7	—	30	—	61	—	84	—
Interest expense	(760)	(1.0)	(911)	(1.3)	(2,726)	(1.3)	(2,913)	(1.4)
Other income (expense), net	40	0.1	(3)	—	3,001	1.4	(51)	—

Loss before income taxes	(3,394)	(4.5)	(3,666)	(5.3)	(15,184)	(7.2)	(8,559)	(4.1)
Benefit from (provision for) taxes	178	0.2	993	1.4	204	0.1	(39,082)	(18.2)

Net loss	$(3,216)	(4.3)%	$(2,673)	(3.9)%	$(14,980)	(7.1)%	$(47,641)	(22.3)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$863	1.1%	$595	0.8%	$2,292	1.1%	$2,190	1.0%
Product development	542	0.7	551	0.8	1,731	0.8	1,893	0.9
Sales and marketing	600	0.8	827	1.2	1,626	0.8	2,195	1.0
General and administrative	576	0.8	477	0.7	1,733	0.8	1,833	0.9

Net Revenue

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months	Nine Months
	2015	2014	2015	2014	% Change	% Change
	(in thousands)
Net revenue	$75,345	$71,888	$211,228	$214,994	5%	(2%)
Cost of revenue	65,192	61,646	188,996	181,354	6%	4%

Gross profit	$10,153	$10,242	$22,232	$33,640	(1%)	(34%)

Net revenue increased $3.5 million, or 5%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Our financial services client vertical revenue increased $1.9 million, or 7%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to our enhanced click, lead, call and policy products which enabled us to access higher quality media for our clients and has led to increased client budgets. Our education client vertical revenue was flat for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This included a one-time benefit from the collection of $1.6 million of previously deferred revenue related to a large for-profit education client. Our other client verticals revenue increased $1.6 million or 13%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to increased client demand in our business to business technology and home services client verticals.

Net revenue decreased $3.8 million, or 2%, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014. Our financial services client vertical revenue increased $5.9 million, or 7%, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, primarily due to our enhanced click, lead, call and policy products which enabled us to access higher quality media for our clients and has led to increased client budgets. Our education client vertical revenue decreased $14.4 million, or 15%, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations affecting for-profit educational institutions and their operational adjustment to those regulatory changes. Our other client verticals revenue increased $4.7 million, or 13%, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, primarily due to increased client demand in our business-to-business technology and home services client verticals and partially offset by decreased client demand in our medical client vertical.

Cost of Revenue and Gross Margin

Cost of revenue increased $3.5 million, or 6%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, driven by increased media costs of $4.2 million, increased personnel costs of $0.8 million, offset by decreased amortization of intangible assets of $2.1 million. The increased media costs were attributable to increased costs for high quality media. The decreased amortization of intangible assets were attributable to assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 13% for the three months ended March 31, 2015 and 14% for the three months ended March 31, 2014. The decrease in gross margin was attributable to increased media costs associated with our investments in optimizing high quality media in our financial services client vertical, offset by decreased amortization of intangible assets and a one-time net benefit from the collection of previously deferred revenue.

Cost of revenue increased $7.6 million, or 4%, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, driven by increased media costs of $7.2 million, increased personnel costs of $3.4 million and increased other expenses of $2.0 million, offset by decreased amortization of intangible assets of $5.2 million. The increased media costs were attributable to increased costs for high quality media. The increased personnel costs were attributable to an increase in average headcount. The decreased amortization of intangible assets were attributable to assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. Gross margin was 11% for the nine months ended March 31, 2015 and 16% for the nine months ended March 31, 2014. The decrease in gross margin was attributable to increased media costs associated with our investments in optimizing high quality media in our financial services client vertical and a lower mix of traffic from owned and operated websites which have higher margins than traffic generated for third party publishers.

Operating Expenses

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months % Change	Nine Months % Change
	2015	2014	2015	2014
		(in thousands)
Product development	$4,653	$4,859	$13,853	$14,794	(4%)	(6%)
Sales and marketing	3,881	3,881	10,905	11,696	0%	(7%)
General and administrative	4,300	4,284	12,994	12,829	0%	1%

Operating expenses	$12,834	$13,024	$37,752	$39,319	(1%)	(4%)

Product Development Expenses

Product development expenses decreased $0.2 million, or 4%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This was primarily due to decreased personnel costs of $0.1 million.

Product development expenses decreased $0.9 million, or 6%, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014. This was primarily due to decreased personnel costs of $0.4 million and decreased stock-based compensation of $0.2 million.

Sales and Marketing Expenses

Sales and marketing expenses were flat for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This was primarily due to increased marketing media services of $0.2 million, offset by decreased stock-based compensation of $0.2 million.

Sales and marketing expenses decreased $0.8 million, or 7%, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014. This was primarily due to decreased stock-based compensation of $0.6 million and decreased personnel costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses were flat for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This was primarily due to increased personnel costs of $0.2 million, offset by decreased professional services of $0.1 million.

General and administrative expenses increased $0.2 million, or 1%, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014. This was primarily due to increased personnel costs of $0.3 million and increased professional services of $0.3 million, offset by decreased business tax assessment of $0.3 million.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months	Nine Months
	2015	2014	2015	2014	% Change	% Change
		(in thousands)
Interest income	$7	$30	$61	$84	(77%)	(27%)
Interest expense	(760)	(911)	(2,726)	(2,913)	(17%)	(6%)
Other income (expense), net	40	(3)	3,001	(51)	1433%	(5984%)

Interest and other income (expense), net	$(713)	$(884)	$336	$(2,880)	19%	(112%)

Interest and other expense, net decreased $0.2 million, or 19% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This was primarily due lower interest expense due to decreased debt obligations.

Interest and other income, net was $0.3 million for the nine months ended March 31, 2015, compared to interest and other expense, net of $2.9 million for the nine months ended March 31, 2014. This additional income of $3.2 million, or 112%, was due to the sale of non-strategic domain names for a gain of $3.3 million and lower interest expense due to decreased debt obligations, partially offset by the accelerated amortization of $0.3 million of unamortized deferred upfront costs incurred in connection with the Second Amendment to Credit Agreement.

Benefit from (Provision for) Taxes

	Three Months Ended March 31,		Nine Months Ended March 31,		Three Months % Change	Nine Months % Change
	2015	2014	2015	2014
	(in thousands)
Benefit from (provision for) taxes	$178	$993	$204	$(39,082)	(82%)	(101%)

We recorded a benefit from income taxes of $0.2 million for the three and nine months ended March 31, 2015, primarily due to the carryback of prior year tax losses. We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continues to maintain a full valuation allowance against our deferred tax assets as of March 31, 2015. Our annual statutory tax rate was 35%. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate is not meaningful as our income tax amounts are not directly correlated to the amount of loss before income tax for the period.

We recorded a benefit from income taxes of $1.0 million for the three months ended March 31, 2014 and a provision for income taxes of $39.1 million for the nine months ended March 31, 2014 primarily due to a one-time, non-cash charge to establish a valuation allowance for a significant portion of the Company’s deferred tax assets and other discrete items.

Liquidity and Capital Resources

As of March 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $114.1 million, cash we expect to generate from operations, and our $50.0 million revolving credit line, which is committed until November 2016, a portion of which is available to be drawn subject to compliance with applicable covenants. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $65.0 million term loan balance at March 31, 2015, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our credit facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt or equity financing or draw down on or increase our borrowing capacity under our current credit facility for other reasons.

We believe that our existing cash, cash equivalents, cash generated from operations, and our available borrowings under the credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows provided by operating activities	$4,762	$12,961
Net cash provided by (used in) investing activities	37,976	(10,840)
Cash flows used in financing activities	(12,826)	(10,456)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $4.8 million for the nine months ended March 31, 2015, compared to cash flows provided by operating activities of $13.0 million for the nine months ended March 31, 2014.

Cash provided by operating activities for the nine months ended March 31, 2015 consisted of a net loss of $15.0 million, which included a one-time restructuring charge of $0.4 million, offset by non-cash adjustments of $19.4 million. In addition, there was a net increase in cash from changes in working capital of $0.4 million. The non-cash adjustments primarily consisted of depreciation and amortization of $14.8 million, gain on the sale of non-strategic domain names of $3.3 million, and stock-based compensation expense net of tax benefits of $7.4 million. The changes in working capital accounts were primarily due to an increase in accounts payable and accrued liabilities of $4.3 million, offset by an increase in accounts receivable of $3.0 million. The increase in accounts payable and accrued liabilities as well as the increase in accounts receivable were primarily due to timing of payments.

Cash flows provided by operating activities for the nine months ended March 31, 2014 consisted of a net loss of $47.6 million, offset by non-cash adjustments of $28.0 million and a net increase in working capital of $33.2 million. The non-cash adjustments primarily consisted of depreciation and amortization of $19.9 million and stock-based compensation expense net of tax benefits of $7.7 million. The changes in working capital accounts was primarily due to a decrease in net deferred taxes of $41.9 million offset by an increase in prepaid expenses and other current assets of $3.4 million, an increase in accounts receivable of $3.2 million, a net decrease in accounts payable and accrued liabilities of $1.0 million and a net decrease in deferred revenue and other noncurrent liabilities of $1.2 million. The decrease in deferred taxes is due to a one-time charge to establish a valuation allowance. The increase in accounts receivable as well as the net decrease in accounts payable and accrued liabilities were primarily due to timing of payments.

Investing Activities

Cash flows from investing activities include capital expenditures, capitalized internal development costs and net sales and maturities of marketable securities.

Cash provided by investing activities was $38.0 million for the nine months ended March 31, 2015, compared to cash flows used in investing activities of $10.8 million for the nine months ended March 31, 2014.

Cash provided by investing activities in the nine months ended March 31, 2015 was primarily due to net sales and maturities of marketable securities of $38.7 million and proceeds from the sale of non-strategic domain names of $3.3 million, offset by capital expenditures and internal software development costs of $4.1 million.

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

Cash used in financing activities was $12.8 million for the nine months ended March 31, 2015, compared to cash flows used in financing activities of $10.5 million for the nine months ended March 31, 2014.

Cash used in financing activities in the nine months ended March 31, 2015 was primarily due to principal payments on our term loan and acquisition-related notes payable of $13.2 million and withholding taxes related to restricted stock net share settlement of $0.9 million, offset by proceeds from exercises of stock options of $1.3 million.

Cash used in financing activities in the nine months ended March 31, 2014 was primarily due to principal payments on our term loan and acquisition-related notes payable of $11.4 million and withholding taxes related to restricted stock net share settlement of $1.8 million, offset by proceeds from exercises of stock options of $2.3 million and excess tax benefits from exercises of stock options of $0.4 million.

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

We were in compliance with the covenants of our Second Loan Agreement, as amended, as of March 31, 2015 and June 30, 2014.

Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and were deferred and are being amortized over the remaining term of the arrangement. In connection with the reduction of the revolving credit line capacity, we accelerated amortization of approximately $0.3 million of unamortized deferred upfront costs.

Interest Rate Swap

In February 2012, we entered into an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan. We do not speculate using derivative instruments. The swap encompasses the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85.0 million in January 2014 and amortizing to $35.0 million in November 2016. The effective date of the swap was April 9, 2012 with a maturity date of November 4, 2016. At March 31, 2015, we had approximately $65.0 million of notional amount outstanding in the swap agreement that exchanges a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

At March 31, 2015, our interest rate swap qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value will be recognized through earnings when the underlying transaction being hedged affects earnings, thereby allowing the swap’s gains and losses to offset interest expense from the term loan on the condensed consolidated statement of operations. Any hedge ineffectiveness is recognized in earnings in the current period.

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

Interest Rate Risk

We invest our cash equivalents primarily in money market funds. Unrestricted cash and cash equivalents are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value of these investments as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical decline of 1% in the interest rate on our investments would not have a material effect on our consolidated financial statements.

As of March 31, 2015, our credit facility consisted of a $65.0 million outstanding term loan and a $50.0 million revolving line of credit with no amount outstanding. Interest on borrowings under the credit facility is payable quarterly at specified margins above either the Eurodollar rate or the Base Rate. Our exposure to interest rate risk under the credit facility will depend on the extent to which we utilize the facility. To reduce our exposure to rising interest rates under the term loan, in February 2012, we entered into an interest rate swap encompassing the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such scheduled principal amount totaling $85.0 million on January 1, 2014 and amortizing to $35.0 million on November 4, 2016. The interest rate swap effectively fixes the Eurodollar rate at a fixed rate of 0.97%. As such, a hypothetical change of 1% from prevailing interest rates as of March 31, 2015 would not have an effect on our interest expense.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Adverse macroeconomic conditions could cause decreases or delays in spending by our advertisers and could harm our ability to generate revenue and our results of operations. Moreover, to date, we have generated a large majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue, at least in the near term, will continue to be generated from clients in our financial services and education client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals in particular have negatively impacted, and may continue to negatively impact, our clients’ businesses, marketing practices and budgets and, therefore, our financial results.

Our and our clients’ businesses are subject to many regulatory requirements. Current or future regulations could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to many laws and regulatory requirements, including Federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services, education, and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws are frequently changing, and keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. Violations or alleged violations of laws by us, our third-party publishers or clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telephonic communications became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. Additionally, we generate leads from which customers provide a wireless number, and in turn a significant amount of revenue comes from calls made by our internal call centers as well as by third-party call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal liability or damage to our reputation in the marketplace, either of which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

For example, the Department of Education initiated an investigation of a publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which go into effect on July 1, 2015. The regulation requires career college programs to prepare students for gainful employment in a recognized occupation which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to Title IV Federal student financial aid, which typically constitutes an important source of funding for these programs. As a result, such programs may be modified, curtailed or eliminated. Similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which may result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. Changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and our financial results.

We depend on third-party publishers for a significant portion of our visitors. Any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers. In many instances, third-party publishers can change the media inventory they make available to us at any time and, therefore, impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price and quality requirements, in which case our revenue could decline or our operating costs could increase.

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

As a result of changes in our business model and increased expenditures for certain businesses, products, services and technologies, we anticipate fluctuations in our EBITDA margin.

We have invested and expect to continue to invest in new businesses, products, services and technologies, including more expensive forms of media. We may have insufficient revenue to fully offset liabilities and expenses in connection with these investments and may experience inadequate, unpredictable return of capital on our investments. As a result of these investments, we expect fluctuations in our EBITDA margin.

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

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as BankRate in the financial services client vertical and Education Dynamics in the education client vertical;

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups and activities at current or potential clients;

•	offline direct marketing agencies;

•	mobile and social media; and

•	television, radio and print companies.

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

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified leads, inquiries, clicks, calls, applications, and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned and operated websites or our third-party publisher websites if their investments do not generate sales leads, and ultimately customers or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients would have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

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

As of March 31, 2015, we had debt with a principal balance of $65.0 million. As a result of obligations associated with our debt, we may not have sufficient liquidity:

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

Our business is dependent on attracting a large number of visitors to our and our third-party publishers’ websites and providing leads, inquiries, clicks, calls, applications, and customers to our clients, which depends in part on our reputation within the industry and with our clients. Certain other companies within our industry regularly engage in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and, therefore, may harm the reputation of all participants in our industry, including us.

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

We have entered into certain international markets and may enter into additional international markets in the future, including through acquisitions. We have limited experience in marketing, selling and supporting our services outside of the United States, and we may not be successful in introducing or marketing our services abroad. There are risks and challenges inherent in conducting business in international markets, such as:

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

As of March 31, 2015, our directors and executive officers, together with their affiliates, beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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
Date: May 7, 2015

EXHIBIT INDEX

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