Form 10-K
period 2015-06-30
QUINSTREET, INC
filed 2015-08-19
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the NASDAQ Global Select Market on such date, was $215,190,902. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 14, 2015: 45,004,701

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2015 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, such as but not limited to:

•	our still developing industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting our, our third party publishers’, and our clients’ businesses;

•	our dependence on the availability and affordability of quality media from third-party publishers;

•	our dependence on Internet search companies to attract Internet visitors;

•	our ability to accurately forecast our operating results and appropriately plan our expenses;

•	our ability to compete in our industry;

•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;

•	our ability to develop our websites to allow Internet visitors to access our websites through mobile devices;

•	our ability to develop new services and enhancements and features to meet new demands from our clients; and

•	our ability to successfully challenge regulatory audits, investigations, or allegations of noncompliance with laws.

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

Item 1. Business

Our Company

QuinStreet is a leader in performance marketing online. We have built a strong set of capabilities to engage Internet visitors in targeted media and to connect our marketing clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients. Presently, our primary client verticals are the financial services and education industries. We also have a presence in the business-to-business technology, home services and medical industries.

We generate revenue by delivering measurable online marketing results to our clients. These results are typically in the form of qualified leads, inquiries, clicks, calls, applications, or customers that are generated from our marketing activities on our websites or via third-party publishers with whom we have relationships. Clients primarily pay us for leads that they can convert into customers, typically in a call center or through other offline customer acquisition processes, or for clicks from our websites that they can convert into applications or customers on their websites. We are predominantly paid on a negotiated or market-driven “per lead” or “per click” basis. Media costs to generate qualified leads, inquiries, clicks, calls, applications or customers are borne by us as a cost of providing our services.

QuinStreet was incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. We have been a pioneer in the development and application of measurable marketing on the Internet. Clients pay us for the actual opt-in actions by prospects or customers that result from our marketing activities on their behalf, versus traditional impression-based advertising and marketing models in which an advertiser pays for more general exposure to an advertisement. We have been particularly focused on developing and delivering measurable marketing results in the search engine “ecosystem,” the entry point of the Internet for most of the visitors we convert into qualified leads, inquiries, clicks, calls, applications or customers for our clients. We own or partner with vertical content websites that attract Internet visitors from organic search engine rankings due to the quality and relevancy of their content to search engine users. We also acquire targeted visitors for our websites through the purchase of pay-per-click, or PPC, advertisements on search engines. We complement search engine companies by building websites with content and offerings that are relevant and responsive to their searchers, and by increasing the value of the PPC search advertising they sell by matching visitors with offerings and converting them into customer prospects for our clients.

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

Increasing complexity of online marketing

Online marketing is a dynamic and increasingly complex advertising medium. There are numerous online channels for marketers to reach potential customers, including search engines, Internet portals, vertical content websites, affiliate networks, display and contextual ad networks, email, video advertising, and social media. We refer to these and other marketing channels as media. Each of these channels may involve multiple ad formats and different pricing models, amplifying the complexity of online marketing. We believe that this complexity increases the demand for our vertical marketing and media services due to our capabilities and to our experience managing and optimizing online marketing programs across multiple channels. Also, marketers and agencies often lack our ability to aggregate offerings from multiple clients in the same industry vertical, an approach that allows us to cover a wide selection of visitor segments and provide more potential matches to visitor needs. This approach can allow us to convert more Internet visitors into qualified leads, inquiries, clicks, calls, applications, or customers from targeted media sources, giving us an advantage when buying or monetizing that media.

Our Business Model

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead, inquiry, click, call, application or customer. Leads, inquiries, clicks, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are paid typically by clients when we deliver qualified leads, inquiries, clicks, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must deliver a value to our clients and provide for a media yield, or generation of acceptable margin on our media costs, that provides a sound financial outcome for us. To deliver leads, inquiries, clicks, calls, applications, and customers to our clients, generally we:

•	own or access targeted media through business arrangements (e.g., revenue sharing agreements) or by purchasing media (e.g., clicks from major search engines);

•

run advertisements or other forms of marketing messages and programs in that media to create visitor responses in the form most typically of leads or inquiries (contact information and intent or requests), clicks (to further qualification or matching steps, or to online client applications or offerings), calls (to our owned and operated call centers or that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., bound insurance policies);

•	match these leads, inquiries, clicks, calls, applications, or customers to client offerings or brands that we believe can meet visitor interests or needs and client targets and requirements; and

•	optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.

Media cost, or the cost to attract targeted Internet visitors, is the largest cost input to producing the measurable marketing results we deliver to clients. Balancing our clients’ customer acquisition cost and conversion objectives — or the rate at which the leads, inquiries, clicks, calls, or applications that we deliver to them convert into customers — with our media costs and yield objectives, represents the primary challenge in our business model. We have been able to effectively balance these competing demands by focusing on our media sources and capabilities, conversion optimization, and our mix of offerings and client coverage. We also seek to mitigate media cost risk by working with third-party publishers predominantly on a revenue-share basis. Media purchased on a revenue-share basis has represented the majority of our media costs and of the Internet visitors we convert into qualified leads, inquiries, clicks, calls, applications, or customers for clients, contributing significantly to our ability to maintain profitability.

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

Conversion optimization

Once we acquire targeted Internet visitors from any of our numerous online media sources, we seek to convert that media into qualified leads, inquiries, clicks, calls, applications, or customers at a rate that balances client results with our media costs or yield objectives. We start by providing Internet visitors with information and product offerings on our websites and in our marketing programs that we believe match their interests. Achieving acceptable client results and media yield then requires ongoing testing, measuring, analysis, feedback, and adaptation of the key components of our Internet marketing programs. These components include the marketing or advertising messaging, content mix, visitor navigation path, mix and coverage of client offerings presented, and point-of-sale conversion messaging — the content that is presented to an Internet visitor immediately prior to converting that individual into a qualified lead, inquiry, click, call, application, or customer for our clients. This data complexity is managed by us with technology, data reporting, marketing processes, and personnel. We believe that our scale and more than fifteen-year track record give us an advantage, as managing this complexity often implies a steep experience-based learning curve.

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

Measurable marketing experience, expertise and data

We have substantial experience at designing and deploying marketing programs that match Internet visitors to information or product offerings, and that can deliver economically attractive, measurable results to our clients, cost-effectively for us. Such results require frequent testing and balancing of numerous variables, including Internet visitor sources, mix of content and of client and product offerings, visitor navigation paths, prospect qualification, and advertising creative design, among others. The complexity of executing these marketing campaigns is challenging. Due to our scale and more than fifteen-year track record, we have successfully executed thousands of Internet marketing programs, and we have gained significant experience managing and optimizing this complexity to meet our clients’ volume, quality and cost objectives, while also achieving media yield and buying power requirements for our business model.

Targeted media

Targeted media attracts Internet visitors who are relatively narrowly focused demographically or in their interests. Targeted media can deliver better measurable marketing results for our clients, at lower media costs for us due to higher rates of conversion of Internet visitors into qualified leads, inquiries, clicks, calls, applications, or customers for targeted offerings and, often, due to less competition from display advertisers. We have significant experience at creating, identifying, partnering, monetizing, and managing targeted media on the Internet. This array of targeted media can represent a share of targeted traffic in our verticals on the Internet that is meaningful and attractive to clients. Many of the targeted media sources for our marketing programs are proprietary or more defensible because of our direct ownership of websites in our client verticals, our acquisition of targeted Internet visitors directly from search engines to our websites, and our relationships and media buying power advantages with media properties or sources owned by others. Examples of websites that we own and operate include Schools.com, OnlineDegrees.com, and AlliedHealthWorld.com in our education client vertical; CarInsurance.com, Insurance.com, Insure.com, CardRatings.com, and MoneyRates.com in our financial services client vertical; eWeek.com and ITBusinessEdge.com in our business-to-business technology client vertical; reliableremodeler.com and improvementcenter.com in our home services client vertical; and ElderCarelink.com in our medical client vertical.

Proprietary technology

We have developed a core technology platform and a common set of applications for managing and optimizing measurable marketing programs across multiple client verticals at scale. The primary objectives and effects of our technologies are to achieve higher media yield, deliver better results for our clients, and more efficiently and effectively manage our scale and complexity. We continuously strive to develop technologies that allow us to better match Internet visitors in our client verticals to the information, clients or product offerings visitors seek at scale. In so doing, our technologies can allow us to simultaneously improve visitor satisfaction, increase our media yield, and achieve higher rates of conversions of leads, inquiries, clicks, calls, applications, or customers for our clients — a cycle of increased value for Internet visitors and our clients and competitive advantage for us. Some of the key applications in our technology platform are:

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

Client relationships

We are a reliable source of measurably effective marketing results for our clients. We endeavor to work collaboratively and in a data-driven way with clients to improve our results for them. We believe our successful client relationships are due to:

•	our close, often direct, relationships with most of our large clients;

•	our ability to deliver measurable and attractive return on investment, or ROI, on clients’ marketing spending;

•	our ownership of, or access to large amounts of, targeted media inventory and associated Internet visitors in the client verticals on which we focus; and

•	our ability to consistently and reliably deliver large quantities of qualified leads, inquiries, clicks, calls, applications, or customers.

As our high client retention rates, combined with our depth and breadth of online media in our primary client verticals indicate, we are an important marketing channel partner for our clients.

Client-driven online marketing approach

We focus on providing measurable Internet marketing and media services to our clients in a way that seeks to protect and enhance their brands and their relationships with prospective customers. The Internet marketing programs we execute are designed to adhere to strict client branding and regulatory guidelines, and are intended to match our clients’ brands and offers with expressed customer interest. We have contractual arrangements with third-party publishers to ensure that they follow our clients’ brand guidelines, and we utilize our proprietary technologies and trained personnel to help ensure compliance. In addition, we believe that providing relevant, helpful content and client offers that match an Internet visitor’s self-selected interest in a product or service, such as requesting information about a financial product or education program, makes that visitor more likely to convert into a customer for our clients. We do not engage in online marketing practices such as spyware or deceptive promotions, as we believe that these do not provide value to Internet visitors and can undermine our clients’ brands.

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

•

capabilities in online media allowing us to generate a greater volume of qualified leads, inquiries, clicks, calls, applications, or customers, and therefore create more value, than other owners of marketing services companies that have aggregated client budgets or relationships; and

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

Our Strategy

Our goal is to continue to be one of the largest and most successful performance marketing companies on the Internet, and eventually in other digitized media forms. We believe that we are in the early stages of a very large and long-term market opportunity. Our strategy for pursuing this opportunity includes the following key components:

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

Clients

In fiscal years 2015, 2014 and 2013, no client comprised more than 10% of net revenue, and our top 20 clients accounted for 45%, 52% and 52% of net revenue. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Our marketing programs include advertising, attendance at trade shows and conferences.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and the matching of Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2015, 2014 and 2013, we spent $17.9 million, $19.5 million and $19.0 million on product development.

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

Government Regulation

We provide services through a number of different online and offline channels. As a result, we are subject to many federal and state laws and regulations, including restrictions on the use of unsolicited commercial email, such as the CAN-SPAM Act and state email marketing laws, and restrictions on the use of marketing activities conducted by telephone, including the Telemarketing Sales Rule (the “TSR”) and the Telephone Consumer Protection Act (the “TCPA”). Our business is also subject to federal and state laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others.

In addition, we provide services to a number of our clients that operate in highly regulated industries, particularly in our financial services and education verticals. In our financial services vertical, our websites and marketing services are subject to various federal, state and local laws, including state licensing laws, federal and state laws prohibiting unfair acts and practices, and federal and state advertising laws. In addition, we are a licensed insurance agent in all fifty states. The costs of compliance with these and new laws may increase in the future and any failure on our part to comply with such laws may subject us to significant liabilities. To date, we have generated a large portion of our revenue from our education client vertical, and nearly all of that revenue was generated from post-secondary educational institutions. Post-secondary educational institutions are subject to extensive federal and state regulations, including the Higher Education Act, Department of Education regulations and individual state higher education regulations. The regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as the school’s eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our education clients. There have been significant changes to these regulations in the recent past, and a high level of regulatory activity and heightened legislative scrutiny is expected to continue in the post-secondary education sector.

Employees

As of June 30, 2015, we had 638 employees, which consisted of 185 employees in product development, 67 in sales and marketing, 45 in general and administration and 341 in operations. None of our employees are represented by a labor union, except for our employees in Brazil who are represented by a union as required by Brazilian law.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this periodic report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We operate in an industry that is still developing and have a relatively new business model that is continually evolving, which makes it difficult to evaluate our business and prospects.

We derive nearly all of our revenue from the sale of online marketing and media services, which is a still developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as but not limited to:

•	our still developing industry and relatively new business model;

•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting our, our third-party publishers’, and our clients’ businesses;

•	our dependence on the availability and affordability of quality media from third-party publishers;

•	our dependence on Internet search companies to attract Internet visitors;

•	our ability to accurately forecast our results of operations and appropriately plan our expenses;

•	our ability to compete in our industry;

•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;

•	our ability to develop our websites to allow Internet visitors to access our websites through mobile devices;

•	our ability to develop new services, enhancements and features to meet new demands from our clients; and

•	our ability to successfully challenge regulatory audits, investigations, or allegations of noncompliance with laws.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

Negative changes in the market conditions or the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business, and growth.

Adverse macroeconomic conditions could cause decreases or delays in spending by our clients and could harm our ability to generate revenue and our results of operations. Moreover, to date, we have generated a large majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue, at least in the near term, will continue to be generated from clients in our financial services and education client verticals. Changes in the market conditions or the regulatory environment in these two highly-regulated client verticals in particular have negatively impacted, and may continue to negatively impact, our clients’ businesses, marketing practices and budgets and, therefore, our financial results.

Our, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services, education and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws are frequently changing, and keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. Violations or alleged violations of laws by us, our third-party publishers or clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. Additionally, we generate leads from which users provide a wireless number, and in turn a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

In connection with our and our third-party publishers’ email campaigns to generate traffic for our clients, we are subject to various state and Federal laws regulating commercial email communications, including the federal CAN-SPAM Act. For example, in 2012, several of our clients were named defendants in a California Anti-Spam lawsuit relating to commercial emails which allegedly originated from us and our third party publishers. While the matter was ultimately resolved in our clients’ favor, we were nonetheless obligated to indemnify certain of our clients for the fees incurred in the defense of such matter. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions, and litigation, as well as indemnification obligations with respect to our clients. Any negative outcomes from such regulatory actions or litigation, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operation, and reputation. From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general, and other governmental or regulatory bodies, any of whom may allege violations of legal requirements. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states. If the results of any future investigations, audits, inquiries, claims or litigation are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

Federal and state regulations governing clients in our education vertical have negatively affected, and may continue to negatively affect, our clients’ businesses, marketing practices, and budgets, any or all of which could reduce our clients’ level of business with us and thereby have a material adverse effect on our financial results.

To date, we have generated a large portion of our revenue from our education client vertical, and nearly all of that revenue was generated from post-secondary educational institutions. Post-secondary educational institutions are subject to extensive federal and state regulations, including the Higher Education Act, Department of Education regulations and individual state higher education regulations. The regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as the school’s eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our education clients. There have been significant changes to these regulations in the recent past, and a high level of regulatory activity and heightened legislative scrutiny are expected to continue in the post-secondary education sector.

For example, in January 2014, the Department of Education initiated an investigation of a publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which went into effect on July 1, 2015. The regulation requires career college programs to prepare students for gainful employment in a recognized occupation which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to federal financial aid, which typically constitutes an important source of funding for these programs. As a result, such programs may be modified, curtailed, or eliminated. Similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which may result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. Changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and our financial results.

We depend on third-party publishers for a significant portion of our visitors. Any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers. In many instances, third-party publishers can change the media inventory they make available to us at any time and, therefore, impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfy our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price, and quality requirements, in which case our revenue could decline or our operating costs could increase.

We depend upon Internet search providers to direct a significant portion of the visitors to our and our third-party publishers’ websites. Changes in search engine algorithms have in the past harmed, and may in the future, harm the websites’ placements in both paid and organic search result listings, which may cause the number of visitors to our and our third-party publishers’ websites and as a result, cause our revenue to decline.

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

Our ability to maintain or grow the number of visitors to our websites from search providers is not entirely within our control. Search providers frequently revise their algorithms and changes in their algorithms have in the past caused, and could in the future, cause our websites to receive less favorable placements. We have experienced fluctuations in organic rankings for a number of our websites and some of our paid listing campaigns have also been harmed by search engine algorithmic changes. Search providers could determine that our or our third-party publishers’ websites’ content is either not relevant or is of poor quality.

In addition, we may fail to optimally manage our paid listings, or our proprietary bid management technologies may fail. To attract and retain visitors, we use search engine optimization (“SEO”) which involves developing content to optimize ranking in search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites and our and our third-party publishers’ websites depends on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends. If we fail to successfully manage our SEO strategy, our websites may receive less favorable placement in organic or paid listings, which would reduce the number of visitors to our sites, decrease conversion rates and repeat business and have a detrimental effect on our ability to generate revenue. If visits to our websites decrease, we may need to use more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability. Even if we succeed in driving traffic to our owned and operated websites and to our clients’ websites, we may not be able to effectively monetize this traffic or otherwise retain users. Our failure to do so could result in lower advertising revenue from our owned and operated websites as well as third-party publishers’ websites, which would have an adverse effect on our business, financial condition, and results of operations.

Our results of operations have fluctuated in the past and may do so in the future, which makes our results of operations difficult to predict and could cause our results of operations to fall short of analysts’ and investors’ expectations.

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry, and the general economic climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business is changing and evolving, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

•	changes in client volume;

•	loss of or reduced demand by existing clients;

•	the availability and price of quality media;

•	consolidation of media sources;

•	changes in search engine algorithms that affect our and our publishers’ websites; and

•	regulatory and legislative changes.

As a result of changes in our business model, increased investments, increased expenditures for certain businesses, products, services, and technologies, we anticipate fluctuations in our Adjusted EBITDA margin.

We have invested and expect to continue to invest in new businesses, products, markets, services and technologies, including more expensive forms of media. For example, we expended significant resources in developing new products and technologies and made strategic outlays in, among other things, partnerships, which in the short term will have the effect of reducing our Adjusted EBITDA margin. If we are unsuccessful in our monetization efforts with respect to new products and investments, we may fail to engage and retain users and clients. We may have insufficient revenue to fully offset liabilities and expenses in connection with these investments and may experience inadequate, unpredictable return of capital on our investments. As a result of these investments, we expect fluctuations in our Adjusted EBITDA margin.

If we fail to compete effectively against other online marketing and media companies and other competitors, we could lose clients and our revenue may decline.

The market for online marketing is intensely competitive, and we expect this competition to continue to increase in the future both from existing competitors and, given the relatively low barriers to entry into the market, from new competitors. We compete both for clients and for limited high-quality media. We compete for clients on the basis of a number of factors, including return on investment of client’s marketing spending, price, and client service.

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as BankRate in the financial services client vertical and Education Dynamics in the education client vertical;

•	offline and online advertising agencies;

•	major Internet portals and search engine companies with advertising networks;

•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;

•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;

•	in-house marketing groups and activities at current or potential clients;

•	offline direct marketing agencies;

•	mobile and social media; and

•	television, radio, and print companies.

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue, and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition, such as Google, Yahoo! and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Internet advertising and web traffic. Some of these companies may offer or develop more vertically targeted products that match users with products and services and, thus, compete with us more directly. For example, Google’s search engine provides comparison shopping for insurance and other financial products, which could in the future compete directly with our comparison platforms, divert our users and ultimately our clients, and result in a significant loss of revenue for our financial services vertical. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also enjoy other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients and market share, and our revenue may decline.

We are exposed to online security risks and security breaches particularly given that we gather, transmit and store personally identifiable information. Unauthorized access to or accidental disclosure of confidential or proprietary data may cause us to incur significant expenses and may negatively affect our reputation and business.

We gather, transmit, and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to electronic or physical computer break-ins, cyber attacks, malware, viruses, fraud, employee error, and other disruptions and security breaches that could result in third parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised, any future security incidents could result in the compromise of such data and subject us to liability or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation.

Privacy concerns relating to our data collection practices and any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In addition, we could incur significant costs for which our insurance policies may not adequately cover us and expend significant resources in protecting against security breaches and complying with the multitude of state, federal and foreign laws regarding data privacy and data breach notification obligations.

More people are using mobile devices to access the Internet. If we fail to develop our websites to keep pace with this shift in user devices, we may not remain competitive and could lose clients or advertising inventory.

The number of people who access the Internet through mobile devices such as smart phones and tablets has increased dramatically in the past few years, and we expect the trend to continue. Our online marketing services and content were originally designed for desktop or laptop computers. The shift from desktop or laptop computers to mobile devices could potentially deteriorate the user experience for visitors to our websites and may make it more difficult for visitors to respond to our offerings. It also requires us to develop new offerings specifically designed for mobile devices, such as social media advertising opportunities. Additionally, the monetization of our online marketing services and content on these mobile devices might not be as lucrative for us compared to those on desktop and laptop computers. If we fail to develop our websites cost effectively and improve the monetization capabilities of our mobile marketing services, we may not remain competitive, which may negatively affect our business and results of operations.

A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition, and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects may be harmed.

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified leads, inquiries, clicks, calls, applications, and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned and operated websites or our third-party publisher websites if their investments do not generate leads and ultimately users or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients would have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients. None of our clients account for 10% or more of our net revenue. However, we have a few clients that account for a large portion of our net revenue. Our clients can generally terminate their contracts with us at any time and they do not have minimum purchase requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We generate a significant portion of our web visitors from online media that we purchase from third-party publishers. We also rely on third-party call centers and email marketers. Some of these third-parties are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third-party publishers or vendors that clients view as potentially damaging to their brands, whether or not permitted by our contracts with our clients, could harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. In addition, we may also face liability for any failure of our third-party publishers or vendors to comply with regulatory requirements, as further described in the risk factor beginning, “Negative changes in the market conditions or the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business, and growth.”

The law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party publishers or vendors. Department of Education regulations impose liability on our education clients for misrepresentations made by their marketing service providers. In addition, certain of our contracts impose liability on us, including indemnification obligations, for the acts of our third-party publishers or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, we could incur damages for the unauthorized or unlawful acts of third-party publishers or vendors.

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

Our business is dependent on attracting a large number of visitors to our and our third-party publishers’ websites and providing leads, inquiries, clicks, calls, applications, and customers to our clients, which depends in part on our reputation within the industry and with our clients. Certain other companies within our industry regularly engage in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and may therefore harm the reputation of all participants in our industry, including us.

Our ability to attract potential users and, thereby, clients, also depends in part on users receiving competitive levels of customer service, responsiveness and prices from our clients. If our clients do not provide competitive levels of service to users, our reputation and therefore our ability to attract additional clients and users could be harmed.

In addition, from time to time, we may be subject to investigations, inquiries or litigation by various regulators, which may harm our reputation regardless of the outcome of any such action. For example, in 2012 we responded to a civil investigation conducted by the attorneys general of a number of states into certain of our marketing and business practices resulting in us entering into an Assurance of Voluntary Compliance agreement. Negative perceptions of our business may result in additional regulation, enforcement actions by the government and increased litigation, any of which may affect our business and result in lower revenue.

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

If we do not effectively manage any future growth or if we are not able to scale our products quickly enough to meet our clients’ needs, our operating performance will suffer and we may lose clients.

We have historically experienced growth in our operations and operating locations. This growth has placed, and any future growth will continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

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

In addition, our personnel, systems, procedures, and controls may be inadequate to support our future operations. The improvements required to manage growth may require us to make significant expenditures, expand, train and manage our employee base, and reallocate valuable management resources. We may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and cause us to lose current and potential users and clients. The costs associated with these adjustments to our architecture could harm our operating results. Accordingly, if we fail to effectively manage growth, our operating performance will suffer, and we may lose clients, key vendors and key personnel.

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our services, which could cause us to lose clients and harm our results of operations.

Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if users or clients perceive our systems to be unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, cyber attacks, computer viruses or other attempts to harm our systems, and similar events. If we or third-party data centers that we utilize were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Furthermore, we do not currently have backup generators at our Foster City, California headquarters. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results of operations for the period of time in which any disruption of utility services to us occurs.

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

Acquisitions have historically been an important element of our overall corporate strategy and use of capital. Any possible future acquisitions or investments could be material to our financial condition and results of operations. We may evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

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

We rely on internal and third-party call centers as well as third-party vendors, data centers and Internet providers. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services, there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide services to our clients. Any temporary or permanent interruption in the services provided by our call centers or third-party providers could significantly harm our business.

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

While we anticipate that our existing cash and cash equivalents, together with availability under our revolving loan facility and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital, including debt capital, to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses, and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. In addition, our revolving loan facility limits the incurrence of additional indebtedness and is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

Our quarterly revenue and results of operations may fluctuate significantly from quarter to quarter due to fluctuations in advertising spending, including seasonal and cyclical effects.

In addition to other factors that cause our results of operations to fluctuate, results are also subject to significant seasonal fluctuation. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. During that quarter, there is generally lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

Furthermore, advertising spend on the Internet, similar to traditional media, tends to be cyclical and discretionary as a result of factors beyond our control, including budgetary constraints and buying patterns of clients, as well as economic conditions affecting the Internet and media industry. Poor macroeconomic conditions could decrease our clients’ advertising spending and thereby have a material adverse effect on our business, financial condition, and operating results.

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

In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. Certain of our metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We present key metrics such as cost-per-click, cost-per-lead and cost-per-acquisition, some of which are calculated using internal data. We periodically review and refine some of our methodologies for monitoring, gathering, and calculating these metrics. While our metrics are based on what we believe to be reasonable measurements and methodologies, there are inherent challenges in deriving our metrics. In addition, our user metrics may differ from estimates published by third-parties or from similar metrics of our competitors due to differences in methodology. If clients or publishers do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, it could negatively affect our business model and current or potential clients’ willingness to adopt our metrics.

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

Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of data derived from the use of cookies. Technologies, tools, software and applications (including new and enhanced web browsers) have been developed, and are likely to continue to be developed, that can block or allow users to opt out of display, search, and Internet-based advertising and content, delete or block the cookies used to deliver such advertising, or shift the location in which advertising appears on pages so that our advertisements do not show up in the most monetizable places on our pages or are obscured. As a result, the adoption of such technologies, tools, software, and applications could reduce the number of display and search advertisements that we are able to deliver and/or our ability to deliver Internet-based advertising and this, in turn, could reduce our results of operations.

Interruptions, failures or defects in our data collection systems, as well as privacy concerns and regulatory changes or enforcement actions affecting our or our data partners’ ability to collect user data, could also limit our ability to analyze data from, and thereby optimize, our clients’ marketing campaigns. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

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

We have entered into certain international markets and may enter into additional international markets in the future, including through acquisitions. We have limited experience in marketing, selling and supporting our services outside of the United States, and we may not be successful in introducing or marketing our services abroad. For example, in fiscal year 2015, we acquired a company specializing in online marketing to financial services clients in Brazil. While we already have a foothold in the Brazilian education market, our expansion into the financial services market in Brazil is new and as such, we cannot guarantee that we will achieve the same success as we have with the Brazilian education market.

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

In the past, we have recognized impairments in the carrying value of goodwill. Additional such charges in the future could negatively affect our financial condition and results of operations.

We continue to have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of historical acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names, acquired technology, among others, as of the acquisition date, and are amortized based on their economic lives. Goodwill expected to contribute indefinitely to our cash flows is not amortized, but must be evaluated for impairment at least annually. If the carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include adverse changes in the regulatory environment, a reduced market capitalization or other factors leading to reduction in expected long-term growth or profitability.

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

It is possible that another material change could occur in the future. We will continue to conduct impairment analyses of our goodwill on an annual basis, unless indicators of possible impairment arise that would cause a triggering event, and we would be required to take additional impairment charges in the future if any recoverability assessments reflect estimated fair values that are less than our recorded values. Further impairment charges with respect to our goodwill could have a material adverse effect on our financial condition and results of operations.

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

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this periodic report and others such as:

•	our ability to grow our revenues and Adjusted EBITDA margin and to manage any such growth effectively;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements about our revenue, earnings or other financial results that are not in line with analyst expectations;

•	our ability to find, develop or retain high quality targeted media on a cost effective basis;

•	relatively low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;

•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;

•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	our commencement of, involvement in, or a perceived threat of litigation or regulatory enforcement action; and

•	negative publicity about us, our industry, our clients or our clients’ industries.

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

As of June 30, 2015, our directors and executive officers, together with their affiliates, beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

We have not declared or paid dividends on our common stock and we do not intend to do so in the near term. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our revolving loan facility restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock in the near term.

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

Item 3. Legal Proceedings

In December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us and several other named defendants in the United States District Court for the Northern District of California, alleging that we had infringed a patent held by IPC. In September 2013, the court dismissed a related case because it found that the patent is invalid, and on the same date, the court issued IPC an Order to Show Cause that the lawsuit against us should not be dismissed. In October 2013, IPC filed a response to the order and the court subsequently dismissed the case against us. In October 2013, IPC filed its appeal in the United States Court of Appeals for the Federal Circuit. On June 23, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the district court dismissing IPC’s claim against us. IPC has determined that it will not appeal the Federal Circuit court’s decision, and we therefore believe that the case has been fully resolved.

In addition, from time to time we are a party to various legal matters incidental to the conduct of our business. Certain of our outstanding legal matters include claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

Item	4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “QNST” since our initial public offering on February 11, 2010. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2014	High	Low
First quarter ended September 30, 2013	$9.71	$8.40
Second quarter ended December 31, 2013	$9.62	$8.00
Third quarter ended March 31, 2014	$9.09	$6.02
Fourth quarter ended June 30, 2014	$6.72	$5.10

Fiscal Year Ended June 30, 2015	High	Low
First quarter ended September 30, 2014	$6.09	$4.10
Second quarter ended December 31, 2014	$6.09	$3.78
Third quarter ended March 31, 2015	$6.83	$5.01
Fourth quarter ended June 30, 2015	$6.66	$5.06

On August 14, 2015, the closing price as reported on the NASDAQ Global Select Market of our common stock was $4.99 per share and we had approximately 93 stockholders of record of our common stock.

We have never declared or paid, and do not anticipate declaring or paying, any dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our revolving loan facility also restricts our ability to pay dividends.

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

The following performance graph shows a comparison from June 30, 2010 through June 30, 2015 of cumulative total return for our common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended June 30, 2015.

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

We derived the consolidated statements of operations data for the fiscal years ended June 30, 2015, 2014, and 2013 and the consolidated balance sheets data as of June 30, 2015 and 2014 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal year ended June 30, 2012 and 2011 and the consolidated balance sheets data as of June 30, 2013, 2012 and 2011 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$282,140	$282,549	$305,101	$370,468	$403,021
Cost of revenue (1)	252,002	241,907	251,591	283,466	291,991

Gross profit	30,138	40,642	53,510	87,002	111,030
Operating expenses: (1)
Product development	17,948	19,548	19,048	21,051	24,163
Sales and marketing	14,544	16,385	14,705	14,074	17,382
General and administrative	16,823	17,046	16,226	23,375	20,396
Impairment of goodwill	—	95,641	92,350	—	—

Total operating expenses	49,315	148,620	142,329	58,500	61,941
Operating (loss) income	(19,177)	(107,978)	(88,819)	28,502	49,089
Interest income	72	115	115	134	169
Interest expense	(3,818)	(3,825)	(5,200)	(4,462)	(4,213)
Other income (expense), net	2,671	1,493	(69)	(42)	56

Interest and other expense, net	(1,075)	(2,217)	(5,154)	(4,370)	(3,988)
(Loss) income before income taxes	(20,252)	(110,195)	(93,973)	24,132	45,101
Benefit from (provision for) taxes	244	(36,209)	26,601	(11,131)	(17,887)

Net (loss) income	$(20,008)	$(146,404)	$(67,372)	$13,001	$27,214

Net (loss) income attributable to common stockholders — Basic and diluted	$(20,008)	$(146,404)	$(67,372)	$13,001	$27,214

Net (loss) income per share attributable to common stockholders: (2)
Basic	$(0.45)	$(3.36)	$(1.57)	$0.28	$0.59

Diluted	$(0.45)	$(3.36)	$(1.57)	$0.28	$0.55

Weighted average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	44,454	43,528	42,816	45,846	46,222
Diluted	44,454	43,528	42,816	46,859	49,130

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,120	$2,767	$3,930	$4,293	$4,506
Product development	2,395	2,429	2,765	2,570	2,705
Sales and marketing	2,144	2,937	3,264	3,096	3,747
General and administrative	2,196	2,296	2,057	3,037	2,992

(2)	See Note 3, Net Loss per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net (loss) income per share of common stock.

	June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$60,468	$84,177	$90,117	$68,531	$132,290
Working capital	69,549	110,412	111,040	103,222	162,361
Total assets	205,153	276,843	429,547	507,160	524,924
Total liabilities	69,568	131,692	150,652	168,803	169,535
Total debt	15,049	77,263	92,677	107,596	106,048
Total stockholders’ equity	135,585	145,151	278,895	338,357	355,389

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$6,133	$18,377	$50,665	$46,375	$78,171
Depreciation and amortization	18,867	26,097	32,325	31,150	27,272
Capital expenditures	3,346	5,455	1,341	2,268	5,363

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$9,984	$24,189	$47,872	$72,648	$90,311

(1)

We define adjusted EBITDA as net (loss) income less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other expense, net, impairment of goodwill and restructuring. Please see the “adjusted EBITDA” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table presents a reconciliation of adjusted EBITDA to net (loss) income calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Net (loss) income	$(20,008)	$(146,404)	$(67,372)	$13,001	$27,214
Interest and other expense, net	1,075	2,217	5,154	4,370	3,988
(Benefit from) provision for taxes	(244)	36,209	(26,601)	11,131	17,887
Depreciation and amortization	18,867	26,097	32,325	31,150	27,272
Stock-based compensation expense	9,855	10,429	12,016	12,996	13,950
Impairment of goodwill	—	95,641	92,350	—	—
Restructuring	439	—	—	—	—

Adjusted EBITDA	$9,984	$24,189	$47,872	$72,648	$90,311

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead, inquiry, click, call, application, or customer. Leads, inquiries, clicks, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads, inquiries, clicks, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or generation of an acceptable margin on our media costs, that provides a sound financial outcome for us. To deliver leads, inquiries, clicks, calls, applications, and customers to our clients, generally we:

•	own or access targeted media through business arrangements (e.g., revenue sharing agreements) or by purchasing media (e.g., clicks from major search engines);

•

run advertisements or other forms of marketing messages and programs in that media to create visitor responses in the form most typically of leads or inquiries (contact information and intent or requests), clicks (to further qualification or matching steps, or to online client applications or offerings), calls (to our owned and operated call centers or that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., bound insurance policies);

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

Our Direct Marketing Services (“DMS”) business accounted for substantially all of our net revenue in fiscal years 2015, 2014 and 2013. Our DMS business derives its net revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are financial services and education. Our financial services client vertical represented 42%, 39% and 40% of net revenue in fiscal years 2015, 2014 and 2013. Our education client vertical represented 38%, 43% and 44% of net revenue in fiscal years 2015, 2014 and 2013. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 20%, 18% and 16% of net revenue in fiscal years 2015, 2014 and 2013.

We generated the majority of our revenue from sales to clients in the United States.

Trends Affecting our Business

Client Verticals

To date, our financial services and education client verticals have generated the majority of our revenue. We expect that a majority of our revenue in fiscal year 2016 will also be generated from clients in these client verticals.

Our financial services client vertical has been affected by a number of factors, including the limited availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future. To offset this impact, we have broadened our product set with enhanced click, lead, call and policy products, where we expect better monetization to provide greater access to high quality media sources.

Our education client vertical has been significantly affected by regulations and enforcement activity affecting for-profit educational institutions over the past several years. For example, in January 2014, the Department of Education initiated an investigation of a publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which went into effect on July 1, 2015. The regulation requires career college programs to prepare students for gainful employment in a recognized occupation which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to federal financial aid, which typically constitutes an important source of funding for these programs. As a result, such programs may be modified, curtailed, or eliminated. Similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which may result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. To offset the impact these activities have had on the for-profit educational clients, we have broadened our product set from our traditional lead business with the addition of better qualified and matched leads or inquiries, clicks and calls to our product mix; we believe these new enhanced products better match for-profit education client needs in the regulatory environment. We have also broadened our markets in education to include not-for-profit schools and international markets in Brazil and India.

Development, Acquisition and Retention of Targeted Media

One of the primary challenges of our business is acquiring or creating media that is high quality and targeted enough to attract prospects for our clients at costs that work for our business model. In order to grow our business, we must be able to develop or acquire and retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition on available media has, during some periods, limited and may continue to limit our ability to generate revenue.

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

One example of a regulatory change that may affect our business is the Telephone Consumer Protection Act (the “TCPA”), which the Federal Communications Commission amended to, among other things, impose heightened consent and opt-out requirements that companies conducting telemarketing must follow. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. Our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the regulations. Those decisions may negatively affect our revenue or profitability.

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

Basis of Presentation

General

We operate in one reportable segment: DMS. The remainder of our business is classified as “All Other”. See Note 13, Segment Information, to our consolidated financial statements for further discussion and financial information regarding our reportable segment.

Net Revenue

Our DMS business generates revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education, and “other” (which includes business-to-business technology, home services and medical).

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense and amortization of internal software development costs related to revenue-producing technologies. Media costs consist primarily of fees paid to third-party publishers that are directly related to a revenue-generating event and pay-per-click (PPC) ad purchases from Internet search companies. We pay these third-party publishers and Internet search companies on a revenue-share, cost-per-lead (CPL), cost-per-click, (CPC), or cost-per-thousand-impressions (CPM) basis. Personnel costs include salaries, stock-based compensation expense, bonuses and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life. We anticipate that our cost of revenue will increase more than our revenue for the near term as we invest in new media partnerships to drive long-term growth as well as a greater gross margin over time.

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

Product Development. Product development expenses consist primarily of personnel costs and professional services fees associated with the development and maintenance of our technology platforms, development and launching of our websites, product-based quality assurance and testing. We are constraining expenses generally to the extent practicable; however we expect product and development expenses to increase in absolute dollars in the future.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, advertising, professional services fees, and travel costs. We are constraining expenses generally to the extent practicable; however we expect sales and marketing expenses to increase in absolute dollars in the future.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our executive, finance, legal, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees, and insurance. We are constraining expenses generally to the extent practicable; however we expect general and administrative expenses to increase in absolute dollars in the future.

Interest and Other Expense, Net

Interest and other expense, net, consists primarily of interest income, interest expense, and other income and expense. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense is related to our term loan facility, revolving loan facility, the related interest rate swap, promissory notes issued in connection with our acquisitions, and imputed interest on non-interest bearing notes. Borrowings under our revolving loan facility, the aggregate principal amount of outstanding promissory notes and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, and other non-operating items.

Income Tax Benefit from (Provision for)

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Fiscal Year Ended
	2015		2014		2013
	(In thousands)
Net revenue	$282,140	100.0%	$282,549	100.0%	$305,101	100.0%
Cost of revenue (1)	252,002	89.3	241,907	85.6	251,591	82.5

Gross profit	30,138	10.7	40,642	14.4	53,510	17.5
Operating expenses: (1)
Product development	17,948	6.4	19,548	6.9	19,048	6.2
Sales and marketing	14,544	5.1	16,385	5.8	14,705	4.8
General and administrative	16,823	6.0	17,046	6.0	16,226	5.3
Impairment of goodwill	—	—	95,641	33.8	92,350	30.3

Operating loss	(19,177)	(6.8)	(107,978)	(38.1)	(88,819)	(29.1)
Interest income	72	—	115	—	115	—
Interest expense	(3,818)	(1.3)	(3,825)	(1.4)	(5,200)	(1.7)
Other income (expense), net	2,671	0.9	1,493	0.5	(69)	—

Loss before income taxes	(20,252)	(7.2)	(110,195)	(39.0)	(93,973)	(30.8)
Benefit from (provision for) taxes	244	0.1	(36,209)	(12.8)	26,601	8.7

Net loss	$(20,008)	(7.1)%	$(146,404)	(51.8)%	$(67,372)	(22.1)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,120	1.1%	$2,767	1.0%	$3,930	1.3%
Product development	2,395	0.8	2,429	0.9	2,765	0.9
Sales and marketing	2,144	0.8	2,937	1.0	3,264	1.1
General and administrative	2,196	0.8	2,296	0.8	2,057	0.7

Net Revenue

	Fiscal Year Ended June 30,			2015 - 2014 % Change	2014 - 2013 % Change
	2015	2014	2013
	(In thousands)
Net revenue	$282,140	$282,549	$305,101	(0%)	(7%)
Cost of revenue	252,002	241,907	251,591	4%	(4%)

Gross profit	$30,138	$40,642	$53,510	(26%)	(24%)

Net revenue was approximately flat in fiscal year 2015 compared to fiscal year 2014. Our financial services client vertical revenue increased $7.3 million, or 6%, primarily due to our enhanced click, lead, call and policy products which enabled us to access higher quality media for our clients and has led to increased client budgets. Our education client vertical revenue decreased $14.1 million, or 12%, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations and enforcement activity affecting for-profit educational institutions and their operational adjustment to this activity. Revenue from other client verticals increased $6.4 million, or 13%, primarily due to increased client demand in our business-to-business technology and home services client verticals partially offset by decreased client demand in our medical client vertical.

Net revenue decreased $22.6 million, or 7%, in fiscal year 2014 compared to fiscal year 2013. Our financial services client vertical revenue decreased $8.2 million, or 7%, primarily due to our inability to cost effectively access sufficient high quality media during the first three quarters of the year, as well as due to a reduction in mortgage inquiry traffic caused by an increase in interest rates. Our education client vertical revenue decreased $15.0 million, or 11%, primarily as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations and enforcement activity affecting for-profit educational institutions and their operational adjustment to this activity. Revenue from other client verticals increased $0.6 million, or 1%, primarily due to increased client demand in our business-to-business technology and home services client verticals partially offset by decreased client demand in our medical client vertical.

Cost of Revenue and Gross Margin

Cost of revenue increased $10.1 million, or 4%, in fiscal year 2015 compared to fiscal year 2014, driven by increased media costs of $11.1 million, increased personnel costs of $3.2 million and increased other expenses of $2.5 million, offset by decreased amortization of intangible assets of $7.1 million. The increased media costs were attributable to increased costs for high quality media. The increased personnel costs were attributable to an increase in average headcount. The decreased amortization of intangible assets were attributable to assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. Gross margin was 11% in fiscal year 2015 compared to 14% in fiscal year 2014. The decrease in gross margin was attributable to increased media costs associated with our investments in optimizing high quality media in our financial services vertical.

Cost of revenue decreased $9.7 million, or 4%, in fiscal year 2014 compared to fiscal year 2013, driven by decreased media costs of $6.7 million, decreased amortization of intangible assets and depreciation of $6.4 million, and decreased stock-based compensation expense of $1.2 million, partially offset by increased personnel costs of $2.6 million and other increases of $2.0 million. The decreased media costs were primarily attributable to lower revenue levels offset by a lower mix of traffic from owned and operated websites. The decreased amortization of intangible assets were attributable to an amortization charge associated with certain licensed patents in fiscal year 2013, assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. The increased personnel costs were attributable to an increase in average headcount. Gross margin was 14% in fiscal year 2014 compared to 18% in fiscal year 2013. The decrease in gross margin is attributable to lower revenue levels and a lower mix of traffic from owned and operated websites.

Operating Expenses

	Fiscal Year Ended June 30,			2015 - 2014 % Change	2014 - 2013 % Change
	2015	2014	2013
	(In thousands)
Product development	$17,948	$19,548	$19,048	(8%)	3%
Sales and marketing	14,544	16,385	14,705	(11%)	11%
General and administrative	16,823	17,046	16,226	(1%)	5%
Impairment of goodwill	—	95,641	92,350	(100%)	4%

Operating expenses	$49,315	$148,620	$142,329	(67%)	4%

Product Development Expenses

Product development expenses decreased $1.6 million, or 8%, in fiscal year 2015 compared to fiscal year 2014, primarily due to decreased personnel costs of $1.1 million due to a decrease in average salaries.

Product development expenses increased $0.5 million, or 3%, in fiscal year 2014 compared to fiscal year 2013, primarily due to increased personnel costs of $0.8 million, offset by a decrease in stock-based compensation expense of $0.3 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.8 million, or 11%, in fiscal year 2015 compared to fiscal year 2014, primarily due to decreased stock-based compensation expense of $0.8 million, decreased advertising costs of $0.5 million and decreased personnel costs of $0.4 million.

Sales and marketing expenses increased $1.7 million, or 11%, in fiscal year 2014 compared to fiscal year 2013, primarily due to increased advertising expenses for our current product offerings of $1.0 million and increased personnel costs of $0.6 million.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 1%, in fiscal year 2015 compared to fiscal year 2014.

General and administrative expenses increased $0.8 million, or 5%, in fiscal year 2014 compared to fiscal year 2013. This was primarily due to an additional business tax assessment of $0.8 million, an increase in software license fees and maintenance contracts of $0.4 million, an increase in bad debt expense of $0.3 million and an increase in stock-based compensation expense of $0.2 million offset by a decrease in personnel costs of $1.0 million.

Impairment of Goodwill

As discussed under “Critical Accounting Policies and Estimates,” there was no goodwill impairment charge recognized for the year ended June 30, 2015. We recognized a goodwill impairment charge of $95.6 million for the year ended June 30, 2014 and $92.4 million for the year ended June 30, 2013 due to declines sustained in our public market capitalization.

Interest and Other Expense, Net

	Fiscal Year Ended June 30,			2015 - 2014 % Change	2014 - 2013 % Change
	2015	2014	2013
	(In thousands)
Interest income	$72	$115	$115	(37%)	0%
Interest expense	(3,818)	(3,825)	(5,200)	(0%)	(26%)
Other income (expense), net	2,671	1,493	(69)	(79%)	(2264%)

Interest and other expense, net	$(1,075)	$(2,217)	$(5,154)	(52%)	(57%)

Interest and other expense, net decreased $1.1 million, or 52%, in fiscal year 2015 compared to fiscal year 2014, primarily due to an increase in other income of $1.2 million. This increase can be attributed to an increase in gains on the sale of domain names that were not considered to be strategically important to our business of $2.8 million, offset by a gain of $0.9 million recognized in fiscal year 2014 related to the sale of our shares of preferred stock in our DemandBase investment and an expense of $0.3 million due to the termination of the interest rate swap in connection with our repayment in full of the term loan facility.

Interest and other expense, net decreased $2.9 million, or 57%, in fiscal year 2014 compared to fiscal year 2013, primarily due to an increase in other income of $1.6 million and a decrease in interest expense of $1.4 million. The increase in other income is due to the gain of $0.9 million on the sale of our shares of preferred stock in our DemandBase investment and the sale of domain names that were not considered to be strategically important to our business for a gain of $0.5 million. The decrease in interest expense is due to the accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs incurred in connection with the amendment of our term loan facility in fiscal year 2013 and decreased debt obligations.

Benefit from (Provision for) Taxes

	Fiscal Year Ended June 30,
	2015	2014	2013
	(In thousands)
Benefit from (provision for) taxes	$244	$(36,209)	$26,601
Effective tax rate	1.2%	(32.8%)	28.3%

We recorded a benefit from taxes of $0.2 million in fiscal year 2015 primarily due to the carryback of prior year tax losses. We recorded a provision for taxes of $36.2 million in fiscal year 2014 primarily due to a one-time non-cash charge to establish a valuation allowance against the majority of our deferred tax assets.

The increase in our effective tax rate for the fiscal year 2015 compared to fiscal year 2014 was primarily due to a one-time, non-cash charge recognized in fiscal year 2014 to establish a valuation allowance for a specific portion of our deferred tax assets.

The decrease in our effective tax rate for the fiscal year 2014 compared to fiscal year 2013 was primarily due to a one-time, non-cash charge to establish a valuation allowance for a specific portion of our deferred tax assets in 2014.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for the eight quarters ended June 30, 2015. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013
	(In thousands, except per share data)
	(unaudited)
Net revenue	$70,912	$75,345	$66,694	$69,189	$67,555	$71,888	$66,145	$76,961
Costs of revenue	63,006	65,192	60,395	63,409	60,553	61,646	56,116	63,592

Gross profit	7,906	10,153	6,299	5,780	7,002	10,242	10,029	13,369
Operating expenses:
Product development	4,095	4,653	4,244	4,956	4,754	4,859	4,776	5,159
Sales and marketing	3,639	3,881	3,357	3,667	4,689	3,881	3,659	4,156
General and administrative	3,829	4,300	4,079	4,615	4,217	4,284	4,411	4,134
Impairment of goodwill	—	—	—	—	95,641	—	—	—

Operating loss	(3,657)	(2,681)	(5,381)	(7,458)	(102,299)	(2,782)	(2,817)	(80)
Interest income	11	7	28	26	31	30	27	27
Interest expense	(1,092)	(760)	(786)	(1,180)	(912)	(911)	(976)	(1,026)
Other (expense) income, net	(330)	40	636	2,325	1,544	(3)	(29)	(19)

Loss before income taxes	(5,068)	(3,394)	(5,503)	(6,287)	(101,636)	(3,666)	(3,795)	(1,098)
Benefit from (provision for) taxes	40	178	26	—	2,873	993	(40,234)	159

Net loss	$(5,028)	$(3,216)	$(5,477)	$(6,287)	$(98,763)	$(2,673)	$(44,029)	$(939)

	Three Months Ended
	June 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013
	(In thousands, except per share data)
	(unaudited)
Net loss per share: (1)
Basic	$(0.11)	$(0.07)	$(0.12)	$(0.14)	$(2.25)	$(0.06)	$(1.01)	$(0.02)

Diluted	$(0.11)	$(0.07)	$(0.12)	$(0.14)	$(2.25)	$(0.06)	$(1.01)	$(0.02)

Other Financial Data:
Adjusted EBITDA	$2,905	$4,270	$2,131	$678	$1,802	$6,279	$6,477	$9,631

(1)	Net loss per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

Adjusted EBITDA

We include adjusted EBITDA in this report because (i) we seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue, (ii) it is a key basis upon which our management assesses our operating performance, (iii) it is one of the primary metrics investors use in evaluating Internet marketing companies, (iv) it is a factor in the evaluation of the performance of our management in determining compensation, and (v) it is an element of certain financial covenants under our revolving loan facility. We define adjusted EBITDA as net loss less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other expense, net, impairment of goodwill and restructuring.

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), non-recurring charges and the non-cash impact of depreciation, amortization, stock-based compensation expense, and impairment of goodwill. Since adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel and in evaluating acquisition opportunities.

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

Due to these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. When evaluating our performance, adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013
	(In thousands)
	(unaudited)
Net loss	$(5,028)	$(3,216)	$(5,477)	$(6,287)	$(98,763)	$(2,673)	$(44,029)	$(939)
Interest and other income (expense), net	1,411	713	122	(1,171)	(663)	884	978	1,018
(Benefit from) provision for taxes	(40)	(178)	(26)	—	(2,873)	(993)	40,234	(159)
Depreciation and amortization	4,089	4,370	4,986	5,422	6,142	6,611	6,668	6,676
Stock-based compensation expense	2,473	2,581	2,526	2,275	2,318	2,450	2,626	3,035
Impairment of goodwill	—	—	—	—	95,641	—	—	—
Restructuring	—	—	—	439	—	—	—	—

Adjusted EBITDA	$2,905	$4,270	$2,131	$678	$1,802	$6,279	$6,477	$9,631

Adjusted EBITDA as a percentage of net revenue	4%	6%	3%	1%	3%	9%	10%	13%

We seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a level of adjusted EBITDA on a quarterly basis and we expect our adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

As of June 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $60.5 million, cash we expect to generate from operations, and our $25.0 million revolving loan facility, which is committed until June 2017, and under which we have drawn $15.0 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $25.0 million revolving loan facility, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our revolving loan facility. Even though we may not need additional funds, we may still elect to obtain additional debt, issue additional equity securities, or draw down on or increase our borrowing capacity under our current revolving loan facility for other reasons.

We believe that our existing cash, cash equivalents, cash generated from operations and our available borrowings under the revolving loan facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Fiscal Year Ended June 30,
	2015	2014	2013
	(In thousands)
Cash flows provided by operating activities	$6,133	$18,377	$50,665
Cash flows provided by (used in) investing activities	33,270	(10,731)	(7,469)
Cash flows used in financing activities	(63,119)	(13,539)	(21,616)

Net Cash Provided by Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, impairment of goodwill and changes in working capital components.

Cash flows provided by operating activities were $6.1 million for fiscal year 2015 compared to $18.4 million for fiscal year 2014 and $50.7 million for fiscal year 2013.

Cash flows provided by operating activities in fiscal year 2015 consisted of a net loss of $20.0 million, which included a restructuring charge of $0.4 million, offset by non-cash adjustments of $26.6 million. In addition, there was a net decrease in cash from changes in working capital of $0.4 million. The non-cash adjustments consisted of depreciation and amortization of $18.9 million, stock-based compensation net of tax benefits of $9.9 million, and gain on the sale of domain names that were not considered to be strategically important to our business of $3.3 million. The changes in working capital accounts were primarily due to an increase in accounts receivable of $4.4 million, offset by an increase in accounts payable and accrued liabilities of $2.4 million and a decrease in net deferred taxes of $1.8 million. The increase in accounts receivable as well as the increase in accounts payable and accrued liabilities were primarily due to the timing of payments.

Cash flows provided by operating activities in fiscal year 2014 consisted of a net loss of $146.4 million, offset by non-cash adjustments of $130.4 million and changes in working capital of $34.4 million. The non-cash adjustments primarily consisted of depreciation and amortization of $26.1 million, stock-based compensation expense net of tax benefits of $9.9 million, and impairment of goodwill of $95.6 million, offset by other adjustments, net of $1.1 million. The changes in working capital accounts were primarily due to a decrease in net deferred taxes of $45.1 million and an increase in accounts payable and accrued liabilities of $0.4 million partially offset by an increase in prepaid expenses and other current assets of $6.3 million, an increase in accounts receivable of $3.5 million, and a decrease in deferred revenue and other noncurrent liabilities of $1.3 million. The decrease in deferred taxes was due to a one-time charge to establish a valuation allowance. The increase in accounts receivable was due to timing of collections.

Cash flows provided by operating activities in fiscal year 2013 consisted of a net loss of $67.4 million, offset by non-cash adjustments of $136.6 million. In addition, there was a net increase in cash from changes in working capital of $18.5 million. The non-cash adjustments consisted primarily of depreciation and amortization of $32.3 million, stock-based compensation expense net of tax benefits of $11.9 million, and impairment of goodwill of $92.4 million. The changes in working capital accounts were primarily due to an increase in deferred taxes of $30.8 million resulting from tax deductible goodwill write-off, a decrease in accounts receivable of $15.3 million, a net decrease in accounts payable and accrued liabilities of $6.0 million, and a decrease in prepaid expenses and other assets of $3.2 million. The decrease in accounts receivable were primarily due to better collections. The net decrease in accounts payable and accrued and prepaid expenses and other assets were primarily due to timing of payments.

Net Cash Provided by (Used in) Investing Activities

Cash flows from investing activities include capital expenditures, capitalized internal development costs, and purchases, sales and maturities of marketable securities.

Cash flows provided by investing activities were $33.3 million for fiscal year 2015, compared to cash used in investing activities of $10.7 million for fiscal year 2014 and $7.5 million for fiscal year 2013.

Cash provided by investing activities in fiscal year 2015 was primarily due to net sales and maturities of marketable securities of $38.7 million and proceeds from the sale of domain names that were not considered to be strategically important to our business of $3.4 million, offset by capital expenditures and internal software development costs of $5.7 million and a purchase of an investment of $2.5 million.

Cash used in investing activities in fiscal year 2014 was primarily due to capital expenditures and internal software development costs of $7.9 million, licenses of intangible assets of $2.8 million and acquisition costs of $0.9 million offset by proceeds from a sale of an investment of $1.4 million and other investing activities of $0.5 million. Net investments in marketable securities totaled $1.0 million.

Cash used in investing activities in fiscal year 2013 was primarily due to capital expenditures and internal software development costs of $3.9 million and licenses of intangible assets of $2.5 million. Net investments in marketable securities totaled $1.1 million.

Net Cash Used in Financing Activities

Cash flows from financing activities include proceeds from the exercise of stock options, withholding taxes related to restricted stock net of share settlement, excess tax benefits from stock-based compensation, proceeds from revolving loan facility, and principal payments on bank debt and acquisition-related notes payable.

Cash flows used by financing activities were $63.1 million for fiscal year 2015 compared to $13.5 million for fiscal year 2014 and $21.6 million for fiscal year 2013.

Cash used in financing activities in fiscal year 2015 was primarily due to principal payments on our term loan facility and acquisition-related notes payable of $78.0 million and withholding taxes related to restricted stock net share settlement of $1.2 million, offset by proceeds from the revolving loan facility of $15.0 million and exercises of stock options of $1.3 million.

Cash used in financing activities in fiscal year 2014 was primarily due to principal payments on acquisition-related notes payable and our term loan facility and related fees of $15.5 million and withholding taxes related to restricted stock net of share settlement of $1.9 million offset by proceeds received from exercises of stock options of $3.3 million and excess tax benefits from exercises of stock options of $0.5 million.

Cash used in financing activities in fiscal year 2013 was primarily due to principal payments on acquisition-related notes payable and our term loan facility and related fees of $15.8 million and repurchases of our common stock of $6.2 million under our stock repurchase program partially offset by proceeds received from exercises of stock options of $0.5 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We have variable interest entities, none of which we are the primary beneficiary.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our revolving loan facility, acquisition-related note payable, and operating leases.

The following table sets forth payments due under our contractual obligations as of June 30, 2015:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Revolving Loan Facility	$15,000	$—	$15,000	$—	$—
Operating Leases	11,573	3,645	6,568	1,360	—
Promissory Note	50	50	—	—	—

Total	$26,623	$3,695	$21,568	$1,360	$—

The above table does not include approximately $3.1 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Loan Facility

As of June 30, 2014, we were party to a credit agreement (the “Credit Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger, which consisted of a $100.0 million five-year term loan facility and a $50.0 million five-year revolving loan facility maturing on November 4, 2016.

On June 11, 2015, we entered into the Third Amendment to Credit Agreement (“Third Amendment”) with the Bank to, among other things, pay off in full and terminate the term loan facility, reduce the revolving loan facility from $50.0 million to $25.0 million, and extend the expiration date of the Credit Agreement from November 4, 2016 to June 11, 2017. Borrowings under the revolving loan facility bear interest at a rate of the Eurodollar rate plus 3.00%, and are secured by substantially all of our assets. Pursuant to the Third Amendment, the revolving loan facility is subject to a borrowing base consisting of eligible receivables and certain other customary conditions. We must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility credit commitments. The Company has the right to prepay the revolving loan facility or permanently reduce the revolving loan facility credit commitments without premium or penalty, in whole or in part at any time.

The Credit Agreement, as amended, contains limitations on the Company’s ability to sell assets, make acquisitions, pay dividends, incur capital expenditures and requires us to comply with certain additional covenants. We must also comply with certain financial covenants only when there are amounts outstanding under the revolving loan facility or to draw down amounts under the revolving loan facility. We were in compliance with all covenants under the Credit Agreement as of June 30, 2015 and 2014.

As of June 30, 2015, there were no amounts outstanding under the term loan facility, as the term loan facility had been terminated on June 11, 2015. As of June 30, 2014, there was $77.5 million outstanding under the term loan facility. As of June 30, 2015, $15.0 million was outstanding under the revolving loan facility. There were no amounts outstanding under the revolving loan facility as of June 30, 2014.

Interest Rate Swap

As of June 30, 2014, we held an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan facility. In June 2015, in connection with our repayment in full of the term loan facility, we also terminated the interest rate swap agreement. Upon settlement, we recognized an expense of $0.3 million to other income (expense), net in the consolidated statement of operations.

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

Revenue Recognition

More than 99% of total revenue is derived from the DMS business. DMS revenue is derived primarily from fees which are earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead or click is delivered to the client provided that no significant obligations remain.

Under our revenue recognition policies, we allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price does not exist. Due to the unique nature of some of our multiple deliverable revenue arrangements, we may not be able to establish selling prices based on historical stand-alone sales or third-party evidence, therefore we may use our best estimate to establish selling prices for these arrangements under the standard. We establish best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

From time to time, we may agree to credit a client for certain leads, inquiries, clicks, calls, applications, or customers if they fail to meet the contractual or other guidelines of a particular client. We have established a sales reserve based on historical experience. To date, such credits have been within our expectations.

For a portion of our revenue, we have agreements with providers of online media or third-party publishers used in the generation of qualified leads, inquiries, clicks, calls, applications, or customers. We receive a fee from our clients and pay a fee to publishers either on a revenue-share, cost-per-lead, cost-per-click or cost-per-thousand-impressions basis. We are the primary obligor in the transaction. As a result, the fees paid by our clients are recognized as revenue and the fees paid to our publishers are included in cost of revenue.

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

We have two reporting units for purposes of allocating and testing goodwill, DMS and DSS, which is included in the “All Other” reportable segment. We performed our annual goodwill impairment test on April 30, 2015 for fiscal year 2015. We conducted a qualitative assessment to determine whether it was necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, we considered the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. Based on the results of the qualitative assessment, there were no indicators of impairment.

We performed our annual goodwill impairment test on April 30, 2014 for fiscal year 2014. While we were permitted to conduct a qualitative assessment to determine whether it was necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of fiscal 2014, we performed a quantitative test for both of our reporting units.

In the first step of the annual impairment test, we compared the fair value of each reporting unit to its carrying value. We estimated the fair value of the DSS reporting unit using only the income approach as market comparables were not meaningful. We concluded that the carrying value of the DSS reporting unit exceeded its estimated fair value. Therefore we performed a Step 2 analysis, as required, and recorded a goodwill impairment charge of $1.2 million for the entire goodwill of our DSS reporting unit. We estimated the fair value of our DMS reporting unit based on our market capitalization and determined that there were no instances of impairment in our DMS reporting unit.

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

A two-step process was then required to test goodwill impairment. The first step was to determine if there was an indication of impairment by comparing the estimated fair value to its carrying value including goodwill. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

We estimated the fair value of our DMS reporting unit using a weighting of fair values derived most significantly from the market approach which approximated our market capitalization and to a lesser extent the income approach. Under the market approach, we utilize publicly-traded comparable company information to determine revenue and earnings multiples that were used to value our reporting units adjusted for an estimated control premium. As the DMS reporting unit represented substantially the entire Company, the market approach was reconciled to our market capitalization. Under the income approach, we estimated the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows.

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

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We apply judgment when estimating the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. As mentioned in the Goodwill section above, our public market capitalization sustained a decline after June 30, 2014 and, based on the undiscounted cash flows, determined that these assets were not impaired as of June 30, 2014. We re-evaluated our long-lived assets as of April 30, 2015 and determined that these assets were not impaired.

Income Taxes

We account for income taxes using an asset and liability approach to record deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. A valuation allowance is recorded against our deferred tax assets which are not expected to be realized. Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 due to the significant negative evidence that the near term realization of certain assets were deemed unlikely. As of June 30, 2015, we believe it is not more likely than not that the net deferred tax assets will be fully realizable and therefore, we continue to maintain the valuation allowance.

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

As of June 30, 2015, our revolving loan facility had an outstanding balance of $15.0 million. Interest on borrowings under the revolving loan facility is payable quarterly at the Eurodollar rate plus 3.00%. Our exposure to interest rate risk under the revolving loan facility will depend on the extent to which we utilize such facility. A hypothetical change of 1% from prevailing interest rates as of June 30, 2015 would not have a material effect on our interest rate expense.

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

Item 8. Financial Statements and Supplementary Data

QUINSTREET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of QuinStreet, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QuinStreet, Inc. and its subsidiaries at June 30, 2015 and June 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 19, 2015

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$60,468	$84,177
Marketable securities	—	38,630
Accounts receivable, net	46,240	41,979
Deferred tax assets	166	223
Prepaid expenses and other assets	11,503	11,647

Total current assets	118,377	176,656
Property and equipment, net	8,565	11,126
Goodwill	56,118	55,451
Other intangible assets, net	19,030	31,441
Deferred tax assets, noncurrent	2	1,712
Other assets, noncurrent	3,061	457

Total assets	$205,153	$276,843

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,425	$19,517
Accrued liabilities	27,146	27,854
Deferred revenue	1,208	1,175
Debt	49	17,698

Total current liabilities	48,828	66,244
Debt, noncurrent	15,000	59,565
Other liabilities, noncurrent	5,740	5,883

Total liabilities	69,568	131,692

Commitments and contingencies (See Note 9)
Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 44,617,850 and 44,025,908 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	45	44
Additional paid-in capital	249,358	239,558
Accumulated other comprehensive loss	(413)	(1,054)
Accumulated deficit	(113,405)	(93,397)

Total stockholders’ equity	135,585	145,151

Total liabilities and stockholders’ equity	$205,153	$276,843

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2015	2014	2013
Net revenue	$282,140	$282,549	$305,101
Cost of revenue (1)	252,002	241,907	251,591

Gross profit	30,138	40,642	53,510
Operating expenses: (1)
Product development	17,948	19,548	19,048
Sales and marketing	14,544	16,385	14,705
General and administrative	16,823	17,046	16,226
Impairment of goodwill	—	95,641	92,350

Operating loss	(19,177)	(107,978)	(88,819)
Interest income	72	115	115
Interest expense	(3,818)	(3,825)	(5,200)
Other income (expense), net	2,671	1,493	(69)

Loss before income taxes	(20,252)	(110,195)	(93,973)
Benefit from (provision for) taxes	244	(36,209)	26,601

Net loss	$(20,008)	$(146,404)	$(67,372)

Net loss per share:
Basic	$(0.45)	$(3.36)	$(1.57)

Diluted	$(0.45)	$(3.36)	$(1.57)

Weighted average shares used in computing net loss per share
Basic	44,454	43,528	42,816
Diluted	44,454	43,528	42,816

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,120	$2,767	$3,930
Product development	2,395	2,429	2,765
Sales and marketing	2,144	2,937	3,264
General and administrative	2,196	2,296	2,057

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013
Net loss	$(20,008)	$(146,404)	$(67,372)
Other comprehensive income (loss)
Investments
Change in unrealized gain (loss)	13	(17)	(16)
Less: reclassification adjustment related to realized loss, net of tax of $0	16	—	—

Net change	29	(17)	(16)

Foreign currency translation adjustment	(18)	(49)	(32)
Interest rate swap
Change in unrealized gain	225	24	483
Less: reclassification adjustment related to realized loss (gain), net of tax of $0	405	—	(8)

Net change	630	24	475

Other comprehensive income (loss)	641	(42)	427

Comprehensive loss	$(19,367)	$(146,446)	$(66,945)

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2012	43,350,831	$43	(128,800)	$(1,178)	$220,552	$(1,439)	$120,379	$338,357

Issuance of common stock upon exercise of stock options	120,508	—	—	—	457	—	—	457
Release of restricted stock	53,910	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,109	—	—	12,109
Withholding taxes related to restricted stock net share settlement	—	—	—	—	(244)	—	—	(244)
Excess tax benefits from stock-based compensation	—	—	—	—	140	—	—	140
Repurchase of common stock	—	—	(509,565)	(4,979)	—	—	—	(4,979)
Retirement of treasury stock	(638,365)	—	638,365	6,157	(6,157)	—	—	—
Net loss	—	—	—	—	—	—	(67,372)	(67,372)
Other comprehensive income	—	—	—	—	—	427	—	427

Balance at June 30, 2013	42,886,884	$43	—	$—	$226,857	$(1,012)	$53,007	$278,895

Issuance of common stock upon exercise of stock options	731,936	1	—	—	3,652	—	—	3,653
Release of restricted stock	407,088	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,562	—	—	10,562
Withholding taxes related to restricted stock net share settlement	—	—	—	—	(1,958)	—	—	(1,958)
Excess tax benefits from stock-based compensation	—	—	—	—	445	—	—	445
Net loss	—	—	—	—	—	—	(146,404)	(146,404)
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)

Balance at June 30, 2014	44,025,908	$44	—	$—	$239,558	$(1,054)	$(93,397)	$145,151

Issuance of common stock upon exercise of stock options	211,878	1	—	—	974	—	—	975
Release of restricted stock	380,064	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,989	—	—	9,989
Withholding taxes related to restricted stock net share settlement	—	—	—	—	(1,163)	—	—	(1,163)
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(20,008)	(20,008)
Other comprehensive income	—	—	—	—	—	641	—	641

Balance at June 30, 2015	44,617,850	$45	—	$—	$249,358	$(413)	$(113,405)	$135,585

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013
Cash Flows from Operating Activities
Net loss	$(20,008)	$(146,404)	$(67,372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,867	26,097	32,325
Impairment of goodwill	—	95,641	92,350
Write-off of bank loan upfront fees	809	—	680
Provision for sales returns and doubtful accounts receivable	142	(104)	(781)
Stock-based compensation	9,855	10,429	12,016
Excess tax benefits from stock-based compensation	—	(543)	(156)
Gains on sale of investment and domain names	(3,331)	(1,413)	—
Other adjustments, net	247	296	146
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,403)	(3,484)	15,309
Prepaid expenses and other assets	(186)	(6,331)	3,344
Deferred taxes	1,786	45,075	(30,758)
Accounts payable	2,030	539	(4,582)
Accrued liabilities	494	(161)	(1,382)
Deferred revenue	33	(702)	(725)
Other liabilities, noncurrent	(202)	(558)	251

Net cash provided by operating activities	6,133	18,377	50,665

Cash Flows from Investing Activities
Capital expenditures	(3,346)	(5,455)	(1,341)
Business acquisitions	(500)	(875)	—
Other intangibles	—	(2,816)	(2,515)
Internal software development costs	(2,342)	(2,494)	(2,511)
Purchases of marketable securities	(16,600)	(50,770)	(51,030)
Proceeds from maturities of marketable securities	26,849	49,768	49,911
Proceeds from sales of marketable securities	28,427	—	—
Purchase of investment	(2,500)	—	—
Proceeds from sale of investment	—	1,437	—
Proceeds from sale of domain names	3,371	476	—
Other investing activities	(89)	(2)	17

Net cash provided by (used in) investing activities	33,270	(10,731)	(7,469)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,300	3,329	457
Proceeds from revolving loan facility	15,000	—	—
Principal payments on term loan facility	(77,500)	(12,500)	(7,500)
Payment of bank loan upfront fees	(272)	—	(200)
Principal payments on acquisition-related notes payable	(484)	(2,953)	(8,128)
Excess tax benefits from stock-based compensation	—	543	156
Withholding taxes related to restricted stock net share settlement	(1,163)	(1,958)	(244)
Repurchases of common stock	—	—	(6,157)

Net cash used in financing activities	(63,119)	(13,539)	(21,616)

Effect of exchange rate changes on cash and cash equivalents	7	(47)	6
Net (decrease) increase in cash and cash equivalents	(23,709)	(5,940)	21,586
Cash and cash equivalents at beginning of period	84,177	90,117	68,531

Cash and cash equivalents at end of period	$60,468	$84,177	$90,117

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	3,052	3,762	4,333
Cash paid for income taxes	237	1,569	2,163
Supplemental Disclosure of Noncash Investing and Financing Activities
Retirement of treasury stock	—	—	6,157
Short term payables	—	—	2,500
Purchases of property and equipment	1,832	—	2,041

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company also evaluates its ownership in entities to determine if they are variable interest entities (“VIEs”), if the Company has a variable interest in those entities, and if the nature and extent of those interests result in consolidation. Refer to Note 4 for more information on VIEs. The Company applies the cost method of accounting for investments in entities if the Company do not have the ability to exercise significant influence over the entities. The interests held at cost are periodically evaluated for other-than-temporary declines in value. Intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to current year presentation.

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

Revenue Recognition

Direct Marketing Services (“DMS”) revenue, which constituted more than 99% in fiscal year 2015, 2014, and 2013, is derived from fees which are earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements, or impressions. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, inquiry, click, call, application, customer or impression is delivered to the client provided that no significant obligations remain.

The Company allocates revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price. Due to the unique nature of some of its multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales or third-party evidence, therefore the Company may use its best estimate to establish selling prices for these arrangements under the standard. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, the Company may agree to credit a client for certain leads, inquiries, clicks, calls, applications, customers or impressions if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been within management’s expectations.

For a portion of its revenue, the Company has agreements with providers of online media or traffic, publishers, used in the generation of qualified leads, inquiries, clicks, calls, applications, and customers. The Company receives a fee from its clients and pays a fee to publishers as a portion of revenue generated or on a cost per lead, cost per click or cost per thousand impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s clients are recognized as revenue and the fees paid to its publishers are included in cost of revenue.

All other revenue, which constituted less than 1% in fiscal year 2015, 2014, and 2013, comprises (i) set-up and professional services fees and (ii) usage fees. Set-up and professional service fees that do not provide stand-alone value to a client are recognized over the contractual term of the agreement or the expected client relationship period, whichever is longer, effective when the application reaches the “go-live” date. The Company defines the “go-live” date as the date when the application enters into a production environment or all essential functionalities have been delivered. Usage fees are recognized on a monthly basis as earned.

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s investment portfolio consists of money market funds. Cash is deposited with financial institutions that management believes are creditworthy. To date, the Company has not experienced any losses on its investment portfolio.

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. No client accounted for 10% or more of net accounts receivable or net revenue for fiscal years 2015, 2014 or 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, an acquisition-related promissory note and a revolving loan facility. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of the acquisition-related promissory note approximates its recorded amounts as the interest rates on similar financing arrangements available to the Company at June 30, 2015 approximate the interest rates implied when the acquisition-related promissory note was originally issued and recorded. The Company believes that the fair value of the revolving loan facility approximates its recorded amount at June 30, 2015 as the interest rate on the revolving loan facility is variable and is based on market interest rates and after consideration of default and credit risk.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents consist of money market funds at June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the developments of website content are included in cost of revenue in the accompanying statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized $2.5 million, $2.5 million, and $2.5 million in fiscal years 2015, 2014 and 2013. Amortization of internal software development costs is reflected in cost of revenue.

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

The Company has two reporting units for purposes of allocating and testing goodwill, DMS and DSS. The Company performed its annual goodwill impairment test on April 30, 2015 for fiscal year 2015. The Company conducted a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, the Company considered the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. Based on the results of the qualitative assessment, there were no indicators of impairment.

The Company performed its annual goodwill impairment test on April 30, 2014 for fiscal year 2014. While the Company was permitted to conduct a qualitative assessment to determine whether it was necessary to perform a two-step quantitative goodwill impairment test, for its annual goodwill impairment test in the fourth quarter of fiscal 2014, the Company performed a quantitative test for both of its reporting units.

In the first step of the annual impairment test, the Company compared the fair value of each reporting unit to its carrying value. The Company estimated the fair value of the DSS reporting unit using only the income approach as market comparables were not meaningful. The Company concluded that the carrying value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DSS reporting unit exceeded its estimated fair value. Therefore it performed a Step 2 analysis, as required, and recorded a goodwill impairment charge of $1.2 million for the entire goodwill of its DSS reporting unit. The Company estimated the fair value of its DMS reporting unit based on the Company’s market capitalization and determined that there were no instances of impairment in its DMS reporting unit.

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

A two-step process was then required to test goodwill impairment. The first step was to determine if there is an indication of impairment by comparing the estimated fair value to its carrying value including goodwill. Goodwill is considered impaired if the carrying value exceeds the estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

The Company estimated the fair value of its DMS reporting unit using a weighting of fair values derived most significantly from the market approach which approximated the Company’s market capitalization and to a lesser extent the income approach. Under the market approach, the Company utilized publicly-traded comparable company information to determine revenue and earnings multiples that are used to value its reporting units adjusted for an estimated control premium. As the DMS reporting unit represented substantially the entire Company, the market approach was reconciled to the Company’s market capitalization. Under the income approach, the Company estimated the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows.

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

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company applies judgment when assessing the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As mentioned in the Goodwill section above, our public market capitalization sustained a decline after June 30, 2014 and, based on the undiscounted cash flows, determined that these assets were not impaired as of June 30, 2014. The Company re-evaluated its long-lived assets as of April 30, 2015 and determined that these assets were not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible asset are amortized on a straight-line basis over the estimated useful lives of the assets. The weighted average useful life of intangible assets was 8 years as of June 30, 2015 and 7 years as of June 30, 2014.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. The Company’s advertising costs were $0.7 million and $1.1 million in fiscal years 2015 and 2014. The Company did not incur any advertising costs for fiscal year 2013.

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

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales and expenses are denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in other income (expense), net in the consolidated statement of operations. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded in other income (expense), net and were not material for any period presented.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s comprehensive loss and accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale and unrealized gains and losses on the interest rate swap. Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

Derivative Instrument

During the third quarter of fiscal year 2012, the Company entered into an interest rate swap agreement to hedge the interest rate exposure relating to its borrowing under its term loan facility. The Company does not speculate using derivative instruments. The Company entered into this derivative instrument arrangement solely for the purpose of risk management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and noncurrent portion of the interest rate swap was recorded in accrued liabilities and other liabilities, noncurrent, respectively, on the consolidated balance sheets at fair value based upon quoted market prices at June 30, 2014. Changes in the fair value of this interest rate swap are recorded in other comprehensive (loss) income because the Company has designated the swap as a cash flow hedge. Gains or losses on the interest rate swap as reported in other comprehensive income (loss) are classified to interest expense in the period the hedged item affects earnings. In June 2015, in conjunction with the termination of the term loan facility, the Company terminated its interest rate swap. Refer to Note 8, Debt, for additional information regarding the Company’s interest rate swap.

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

For awards with graded vesting the Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to Note 10, Stock Benefit Plans, for additional information regarding stock-based compensation.

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan for fiscal years 2015, 2014 or 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard update on the financial presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for fiscal years beginning after December 15, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company is currently assessing the impact of this new guidance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net loss per share:

	Fiscal Year Ended
	2015	2014	2013
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(20,008)	$(146,404)	$(67,372)

Denominator:
Basic and Diluted:
Weighted average shares of common stock used in computing basic and diluted net loss per share	44,454	43,528	42,816

Net loss per share:
Basic and Diluted (1)	$(0.45)	$(3.36)	$(1.57)

Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	8,198	8,843	9,417

(1)

Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net loss incurred for fiscal years 2015, 2014 and 2013. The assumed issuance of any additional shares would be anti-dilutive.

(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

4. Fair Value Measurements, Marketable Securities and Variable Interest Entities

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of June 30, 2015 and 2014, the Company used Level 1 assumptions for its money market funds.

Level 2 — Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2015 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014, the Company used Level 2 assumptions for its U.S. municipal securities, certificates of deposit, acquisition-related promissory notes, revolving loan facility, term loan facility, and interest rate swap.

Level 3 — Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2015 and 2014, the Company did not have any Level 3 financial assets or liabilities.

The Company’s financial assets and liabilities as of June 30, 2015 and 2014 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Money market funds	$20,156	$—	$20,156

Liabilities:
Acquisition-related promissory note (1)	$—	$49	$49
Revolving loan facility (1)	—	15,000	15,000

	$—	$15,049	$15,049

	Fair Value Measurements as of June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
U.S. municipal securities	$—	$12,816	$12,816
Certificates of deposit	—	26,293	26,293
Money market funds	38,641	—	38,641

	$38,641	$39,109	$77,750

Liabilities:
Acquisition-related promissory notes (1)	$—	$603	$603
Term loan facility (1)	—	76,660	76,660
Interest rate swap	—	630	630

	$—	$77,893	$77,893

(1)	These liabilities are carried at historical cost on the Company’s consolidated balance sheets.

Marketable Securities

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Investments with maturities greater than three months at the date of purchase are classified as marketable securities. The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designation as of each balance sheet date. Available-for-sale securities are carried

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair value, with unrealized gains and losses, net of tax, reported in accumulated comprehensive loss as a component of stockholders’ equity and are presented as current assets as they are available for current operations.

The following table summarizes unrealized gains and losses related to cash equivalents and available-for-sale securities held by the Company as of June 30, 2015 and 2014 (in thousands):

	As of June 30 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$20,156	$—	$—	$20,156

	As of June 30, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. municipal securities	$12,812	$4	$—	$12,816
Certificates of deposit	26,330	—	37	26,293
Money market funds	38,641	—	—	38,641

	$77,783	$4	$37	$77,750

The Company realized losses of an immaterial amount from sales of its securities for the year ended June 30, 2015. The Company did not realize any gains or losses from sales of its securities for the year ended June 30, 2014. As of June 30, 2015 and 2014, the Company did not hold securities that had maturity dates greater than one year.

Variable Interest Entities

In April 2015, the Company purchased an interest in a privately held entity that is a VIE. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE require significant assumptions and judgments, including the identification of significant activities and an assessment of our ability to direct those activities. Based on the results of the assessment performed, the Company has concluded that it is not the primary beneficiary as it does not have the ability to exert significant influence over the VIE’s operations. Accordingly, the interest of $2.5 million as of June 30, 2015 is recognized at cost in other assets, noncurrent on the Company’s consolidated balance sheet. The Company’s interest was evaluated for impairment as of June 30, 2015 which did not result in any indications of impairment. The Company’s maximum exposure to loss as a result of the unconsolidated VIE was $2.5 million at June 30, 2015, which represents the value of the Company’s investment in the VIE.

5. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net is comprised of the following (in thousands):

	June 30,
	2015	2014
Accounts receivable	$48,304	$43,901
Less: Allowance for doubtful accounts	(440)	(364)
Less: Allowance for sales returns	(1,624)	(1,558)

	$46,240	$41,979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30,
	2015	2014
Computer equipment	$13,656	$15,111
Software	11,079	10,508
Furniture and fixtures	3,124	3,024
Leasehold improvements	1,806	1,796
Internal software development costs	26,056	23,603

	55,721	54,042
Less: Accumulated depreciation and amortization	(47,156)	(42,916)

	$8,565	$11,126

Depreciation expense was $4.0 million, $3.9 million and $3.3 million for fiscal years 2015, 2014 and 2013. Amortization expense related to internal software development costs was $2.4 million, $2.6 million and $2.2 million for fiscal years 2015, 2014 and 2013.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are comprised of the following (in thousands):

	June 30,
	2015	2014
Income tax receivable	$9,719	$9,333
Prepaid expenses	1,571	1,649
Other assets	213	665

Total prepaid expenses and other assets	$11,503	$11,647

Accrued liabilities

Accrued liabilities are comprised of the following (in thousands):

	June 30,
	2015	2014
Accrued media costs	$14,728	$14,407
Accrued compensation and related expenses and taxes payable	8,007	7,103
Accrued professional service and other business expenses	4,411	6,344

Total accrued liabilities	$27,146	$27,854

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	June 30, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$37,056	$(33,916)	$3,140	$37,040	$(31,185)	$5,855
Content	62,162	(54,629)	7,533	62,196	(50,348)	11,848
Website/trade/domain names	31,533	(24,697)	6,836	31,652	(21,482)	10,170
Acquired technology and others	36,742	(35,221)	1,521	36,744	(33,176)	3,568

	$167,493	$(148,463)	$19,030	$167,632	$(136,191)	$31,441

Amortization of intangible assets was $12.5 million, $19.6 million and $26.8 million for fiscal years 2015, 2014 and 2013.

Amortization expense for the Company’s acquisition-related intangible assets as of June 30, 2015 for each of the next five years and thereafter is as follows (in thousands):

Year Ending June 30,	Amortization
2016	$9,279
2017	6,079
2018	1,991
2019	798
2020	773
Thereafter	110

$19,030

The changes in the carrying amount of goodwill for fiscal years 2015 and 2014 were as follows (in thousands):

Total
Balance at June 30, 2013	$150,456
Additions	636
Impairment	(95,641)

Balance at June 30, 2014	$55,451
Additions	667

Balance at June 30, 2015	$56,118

The additions to goodwill in fiscal year 2015 relate to the Company’s acquisition of a Brazil-based online lead generation company in exchange for $0.5 million in cash upon closing of the acquisition and estimated payments totaling $0.3 million to be paid in the five years following the acquisition date upon the achievement of certain financial metrics.

The additions to goodwill in fiscal year 2014 relate to the Company’s acquisition of an online publishing business in exchange for $0.9 million.

There was no impairment charge recorded during fiscal year 2015. The impairment charge recorded during fiscal year 2014 is described in Note 2, Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
US	$(18,917)	$(109,257)	$(89,087)
Foreign	(1,335)	(938)	(4,886)

	$(20,252)	$(110,195)	$(93,973)

The components of the (benefit from) provision for taxes are as follows (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Current
Federal	$(2,140)	$(8,885)	$3,388
State	(149)	(374)	577
Foreign	129	361	365

Total current (benefit from) provision for income taxes	$(2,160)	$(8,898)	$4,330
Deferred
Federal	$1,954	$42,842	$(29,763)
State	—	2,265	(1,249)
Foreign	(38)	—	81

Total deferred provision for (benefit from) income taxes	1,916	45,107	(30,931)

(Benefit from) provision for income taxes	$(244)	$36,209	$(26,601)

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income before income taxes is as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
Federal tax rate	34.0%	34.0%	35.0%
States taxes, net of federal benefit	5.8%	2.4%	0.9%
Foreign rate differential	(1.1)%	(0.6)%	(1.1)%
Stock-based compensation expense	(13.3)%	(3.6)%	(1.7)%
Change in valuation allowance	(25.0)%	(60.5)%	(1.0)%
Impairment of goodwill	—	(4.3)%	(4.6)%
Research and development credits	1.6%	0.3%	—
Other	(0.8)%	(0.7)%	0.8%

Effective income tax rate	1.2%	(32.8)%	28.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the current and long-term deferred tax (liabilities) assets, net are as follows (in thousands):

	Fiscal Year Ended June 30,
	2015	2014
Current:
Reserves and accruals	$3,091	$2,686
Stock options	1,942	2,035
Other	74	91

Total current deferred tax assets	5,107	4,812
Valuation allowance - ST	(4,940)	(4,589)

Current deferred tax assets, net	$166	$223

Noncurrent:
Reserves and accruals	$1,134	$1,309
Stock options	5,825	6,106
Intangible assets	53,261	57,083
Net operating loss	5,717	255
Fixed assets	(702)	(1,193)
Tax Credits	2,785	1,568
Other	93	167

Total noncurrent deferred tax assets	68,113	65,295
Valuation allowance - LT	(68,301)	(63,583)

Noncurrent deferred tax (liabilities) assets, net	$(188)	$1,712

Total deferred tax (liabilities) assets, net	$(22)	$1,935

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 due to the significant negative evidence that the near term realization of certain assets were deemed unlikely. The Company regularly assesses the continuing need for a valuation allowance against its deferred tax assets. Significant judgment is required to determine whether a valuation allowance continues to be necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the continued need for a valuation allowance the Company considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods. As of June 30, 2015, the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable and therefore continues to maintain a full valuation allowance against its deferred tax assets.

As of June 30, 2015, the Company had a federal operating loss carryforward of approximately $14.1 million. As of June 30, 2015, the Company’s state operating loss carryforward was approximately $13.8 million. Included in the federal, California and other state net operating loss carryovers above was $0.1 million, $0.2 million and $0.3 million, respectively, related to stock option windfall deductions which, when realized will be credited to equity. The federal and state net operating loss carryforwards may be subject to various limitations under the Internal Revenue Code and applicable state tax law. The federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2034, respectively. The operating loss carryforward in Brazil is approximately $0.8 million and does not have an expiration date. The operating loss carryforward in India is approximately $2.5 million which will begin to expire on June 30, 2020. The Company has federal and California research and development tax credit carry-forwards of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million and $3.8 million, respectively, to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2033, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

United States federal income taxes have not been provided for the $2.0 million of cumulative undistributed earnings of the Company’s foreign subsidiaries as of June 30, 2015. The Company’s present intention is that such undistributed earnings be permanently reinvested offshore, with the exception of the undistributed earnings of its Canadian subsidiary. The Company would be subject to additional United States taxes if these earnings were repatriated. The amount of the unrecognized deferred income tax liability related to these earnings is not material to the financial statements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Balance at the beginning of the year	$3,077	$2,692	$2,436
Gross increases - current period tax positions	337	379	389
Gross increases - prior period tax positions	115	323	132
Gross decreases - prior period tax positions	(44)	—	—
Reductions as a result of lapsed statute of limitations	(222)	(317)	(265)

Balance at the end of the year	$3,263	$3,077	$2,692

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s benefit from (provision for) income taxes. As of June 30, 2015, the Company has accrued $1.1 million for interest and penalties related to the unrecognized tax benefits. The balance of unrecognized tax benefits and the related interest and penalties is recorded as a noncurrent liability on the Company’s consolidated balance sheet.

As of June 30, 2015, unrecognized tax benefits of $2.0 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2010. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. As of June 30, 2015, the tax years 2010 through 2014 remain open in the U.S., the tax years 2010 through 2014 remain open in the various state jurisdictions, and the tax years 2012 through 2014 remain open in various foreign jurisdictions.

8. Debt

Loan Facility

In November 2011, the Company was party to a credit agreement (“Credit Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Credit Agreement consisted of a $100.0 million five-year term loan facility, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving loan facility maturing on November 4, 2016.

On February 15, 2013, the Company entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with the Bank to, among other things: (1) amend the definition of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EBITDA; and (2) reduce the $200.0 million five-year revolving loan facility to $100.0 million, effective as of February 15, 2013.

On July 17, 2014, the Company entered into the Second Amendment to Credit Agreement (“Second Amendment”) with the Bank to, among other things, amend the financial covenants and reduce the revolving loan facility from $100.0 million to $50.0 million, each effective as of June 30, 2014. Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and were deferred and amortized over the remaining term of the arrangement. In connection with the reduction of the revolving loan facility credit line capacity, the Company accelerated amortization of approximately $0.3 million of unamortized deferred upfront costs.

On June 11, 2015, the Company entered into the Third Amendment to Credit Agreement (“Third Amendment”) with the Bank to, among other things, pay off in full and terminate the term loan facility, amend the financial covenants, reduce the revolving loan facility from $50.0 million to $25.0 million, and extend the expiration date of the Credit Agreement from November 4, 2016 to June 11, 2017. Pursuant to the Third Amendment, each of the revolving loan facility lenders (other than the Bank) assigned its revolving loan facility credit commitments to the Bank, resulting in the Bank remaining as sole lender under the Credit Agreement. Upfront arrangement fees incurred in connection with the Third Amendment were not material. In connection with the termination of the term loan facility, the Company accelerated amortization of approximately $0.5 million of unamortized deferred upfront costs.

The Credit Agreement, as amended from time to time, is secured by substantially all of the Company’s assets. Borrowings under the revolving loan facility are subject to a borrowing base consisting of eligible receivables and certain other customary conditions.

Pursuant to the Second Amendment, (1) the applicable margin for base rate borrowings was set at (a) 1.375% for the revolving loan facility or (b) 1.75% for the term loan facility, and (2) the applicable margin for Eurodollar rate borrowings was set at (a) 2.375% for the revolving loan facility or (b) 2.75% for the term loan facility. Thereafter, the applicable margin on base rate and Eurodollar rate borrowings varied depending on our funded debt to EBITDA ratio.

Pursuant to the Third Amendment, borrowings under the revolving loan facility bear interest at a Eurodollar rate plus 3.00%, without reference to the Company’s funded debt to EBITDA ratio.

EBITDA under the Credit Agreement is defined as net loss less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other expense, net, acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Credit Agreement, as amended from time to time. The Company must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility credit commitments. The Company has the right to prepay the revolving loan facility or permanently reduce the revolving loan facility credit commitments without premium or penalty, in whole or in part at any time.

The Credit Agreement, as amended, contains limitations on the Company’s ability to sell assets, make acquisitions, pay dividends, incur capital expenditures, and also requires the Company to comply with certain additional covenants. In addition, pursuant to the Third Amendment, the Company is required to maintain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial covenants as follows when there are amounts outstanding under the revolving loan facility or in order to draw down amounts under the revolving loan facility:

1. Minimum EBITDA as of the end of each fiscal quarter for the trailing twelve month period of not less than:

(a) $1 for the quarter ending June 30, 2015;

(b) $2,000,000 for the quarter ending September 30, 2015;

(c) $3,000,000 for the quarter ending December 31, 2015;

(d) $4,000,000 for the quarter ending March 31, 2016;

(e) $5,000,000 for the quarter ending June 30, 2016.

Thereafter, minimum EBITDA increases each quarter in $1,000,000 increments; provided that there shall be no loss in EBITDA greater than $2,000,000 in any fiscal quarter during such trailing four quarter period.

2. Minimum adjusted quick ratio as of the end of each month of not less than 1.25 to 1.00.

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of June 30, 2015 and 2014.

As of June 30, 2015, there were no amounts outstanding under the term loan facility, as the term loan facility had been terminated on June 11, 2015. There was $77.5 million outstanding under the term loan facility as of June 30, 2014. As of June 30, 2015, $15.0 million was outstanding under the revolving loan facility. There were no amounts outstanding under the revolving loan facility as of June 30, 2014.

Interest Rate Swap

The Company entered into an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan facility. The swap encompasses the principal balances scheduled to be outstanding as of January 1, 2014 and thereafter, such principal amount totaling $85.0 million in January 2014 and amortizing to $35.0 million in November 2016. The effective date of the swap is April 9, 2012 with a maturity date of November 4, 2016. The swap agreement exchanges a variable interest rate base (Eurodollar margin) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap are included as a component of accumulated other comprehensive loss.

In June 2015, in connection with the repayment in full and termination of the term loan facility, the Company also terminated the interest rate swap agreement. Upon settlement, the Company recognized an expense of $0.3 million to other income (expense), net in the consolidated statement of operations.

Promissory Notes

The Company did not issue any promissory notes in fiscal year 2015, 2014 and 2013. All of the promissory notes are non-interest-bearing. For these notes, interest was imputed such that the notes carry an interest rate commensurate with that available to the Company in the market for similar debt instruments. Accretion of promissory notes recorded as interest expense was not material during fiscal year 2015. Accretion of promissory notes recorded as interest expense was $0.1 million during each of the fiscal years 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

The maturities of debt as of June 30, 2015 were as follows (in thousands):

Year Ending June 30,	Promissory Note	Revolving Loan Facility
2016	$50	$—
2017	—	15,000

	50	15,000
Less: imputed interest and unamortized discounts	(1)	—
Less: current portion	(49)	—

Noncurrent portion of debt	$—	$15,000

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

9. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through fiscal year 2020. Rent expense for fiscal years 2015, 2014 and 2013 was $3.5 million, $3.6 million and $3.4 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under all noncancelable operating leases as of June 30, 2015 were as follows (in thousands):

Year Ending June 30,	Operating Leases
2016	$3,645
2017	3,323
2018	3,245
2019	1,303
2020	57

$11,573

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12 months and now increases approximately 3% after each 12-month anniversary during the remaining term, including any extensions under options to extend.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2015 and 2014.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon a third party’s intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. The payments under such agreements to date have not been significant. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2015 and 2014.

10. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2015, 2014 and 2013, the Company recorded stock-based compensation expense of $9.9 million, $10.4 million and $12.0 million. There was no excess tax benefits recognized in fiscal year 2015 due to the Company’s full valuation allowance. The Company recognized related excess tax benefits of $0.5 million and $0.1 million in fiscal years 2014 and 2013.

There was no gross benefit of tax deductions recognized in fiscal year 2015 due to the Company’s full valuation allowance. The Company included as part of cash flows from financing activities a gross benefit of tax deductions of $0.5 million and $0.2 million in fiscal years 2014 and 2013 related to stock-based compensation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2010 Incentive Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards and other forms of equity compensation, as well as for the grant of performance cash awards. The Company may issue ISOs only to its employees. NQSOs and all other awards may be granted to employees, including officers, nonemployee directors and consultants.

To date, the Company has issued ISOs, NQSOs, RSUs and performance-based stock awards under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. Restricted stock units granted to employees prior to fiscal year 2013 generally vest over five years of continuous service, with 15 percent of the restricted stock units vesting on the one-year anniversary of the date of grant, 60 percent vesting in equal quarterly installments over the following three years and the remaining 25 percent vesting in equal quarterly installments over the last year of the vesting period. Restricted stock units granted to employees starting in fiscal year 2013 generally vest over four years of continuous service, with 25 percent of the restricted stock units vesting on the one-year anniversary of the date of grant and 6.25% vesting quarterly thereafter for the next 12 quarters.

An aggregate of 11,411,822 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2015, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance is increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 9,348,679 shares available for issuance under the 2010 Incentive Plan as of June 30, 2015.

In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of NQSOs and restricted stock units to non-employee directors and also provides for the discretionary grant of NQSOs and restricted stock units. Stock options granted to new non-employee directors vest in equal monthly installments over four years; annual stock option grants to existing directors vest in equal monthly installments over one year and the initial and annual RSU grants vest quarterly over a period of four years. Starting in fiscal year 2015, initial and annual RSU grants vest daily over a period of four years.

An aggregate of 2,047,770 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2015. This amount is increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 803,142 shares available for issuance under the Directors’ Plan as of June 30, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock options.

The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of stock options in fiscal years 2015, 2014 and 2013 were as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
Expected term (in years)	4.6	4.6	4.6
Expected volatility	46%	48%	54%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	1.4%	0.7%
Grant date fair value	$1.87	$3.67	$3.82

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date.

Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

Stock Option Award Activity

The following table summarizes the stock option award activity under the Company’s stock incentive plans from June 30, 2013 to June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	10,039,450	$10.31	3.39	$5,693,691

Granted	1,449,608	8.98
Exercised	(731,936)	4.99
Forfeited	(790,175)	10.75
Expired	(2,454,355)	10.93

Outstanding at June 30, 2014	7,512,592	$10.32	3.27	$225,182

Granted	453,608	4.65
Exercised	(211,878)	4.60
Forfeited	(292,815)	9.92
Expired	(1,583,066)	10.46

Outstanding at June 30, 2015	5,878,441	$10.07	2.88	$950,759

Vested and expected-to-vest at June 30, 2015 (1)	5,757,585	$10.13	2.82	$888,953

Vested and exercisable at June 30, 2015	4,921,713	$10.52	2.44	$484,367

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information regarding outstanding and exercisable stock options at June 30, 2015:

	Options Outstanding			Options Exercisable
Range or Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.91-$5.94	677,001	5.96	$5.06	307,732	$4.90
$5.96-$9.00	476,045	3.34	$7.50	397,419	$7.48
$9.01-$9.01	798,014	0.99	$9.01	798,014	$9.01
$9.23-$9.55	959,877	4.31	$9.47	642,124	$9.43
$9.64-$9.91	655,205	3.58	$9.68	496,196	$9.69
$10.28-$10.28	631,536	0.08	$10.28	631,536	$10.28
$10.34-$11.67	1,006,268	2.54	$11.32	974,197	$11.31
$12.43-$15.60	181,000	3.84	$14.19	181,000	$14.19
$16.89-$16.89	104,295	1.74	$16.89	104,295	$16.89
$19.00-$19.00	389,200	1.36	$19.00	389,200	$19.00

$3.91-$19.00	5,878,441	2.88	$10.07	4,921,713	$10.52

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised during fiscal years 2015, 2014 and 2013:

	Fiscal Year Ended June 30,
	2015	2014	2013
Intrinsic value	$131	$1,875	$423
Cash received	975	3,652	457
Tax benefit	—	—	113

As of June 30, 2015, there was $2.6 million of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.07 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Company’s stock incentive plans from June 30, 2013 to June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	1,660,209	$9.70	1.47	$14,328

Granted	1,049,276	9.11
Vested	(650,254)	7.81
Forfeited	(411,894)	9.57

Outstanding at June 30, 2014	1,647,337	$10.10	1.32	$9,077

Granted	3,443,278	5.26
Vested	(606,209)	5.11
Forfeited	(751,776)	7.04

Outstanding at June 30, 2015	3,732,630	$7.06	1.32	$24,064

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2015, there was $14.8 million of total unrecognized compensation expense related to restricted stock units which is expected to be recognized over a weighted average period of 2.84 years.

11. Stockholders’ Equity

Retirement of Treasury Stock

During the fiscal years ended 2015 and 2014, the Company did not retire any shares of treasury stock.

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

12. Related Party Transactions

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

In connection with its continuing review of non-strategic assets in March 2014, the Company elected to dispose of its equity investment in DemandBase, Inc. (“DemandBase”). In this regard, the Company contacted a number of existing DemandBase investors, including Split Rock Partners II, LP (“Split Rock”). Split Rock is managed by Split Rock Partners II Management, LLC, of which the Company’s director Mr. Simons is a managing director. In addition, the Company’s director Mr. Sands is a member of the board of directors of DemandBase and is also a managing partner of Costanoa Venture Capital, which is an investor in DemandBase. Accordingly, as the Company’s sale of the shares to Split Rock could be deemed a related person transaction, the Company conducted an auction process with respect to the sale of the DemandBase shares. Split Rock ultimately prevailed in that process, and the Company’s Audit Committee approved the sale in accordance with the Company’s related person transactions policy. On April 11, 2014 the Company entered into a Stock Purchase Agreement with Split Rock whereby the partnership purchased all 1,436,781 shares of Series D Preferred Stock of DemandBase owned by the Company for a total purchase price of $1,436,781.

13. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about operating segments, including net sales and operating loss before depreciation and amortization, stock-based compensation expense and goodwill impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determined its reportable operating segment is DMS, which derives revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, impressions. The remaining segment does not meet the quantitative threshold for an individually reportable segment and is therefore included in the “All other” line in the following table.

The Company evaluates the performance of its operating segment based on operating income before depreciation and amortization, stock-based compensation expense and goodwill impairment.

The Company does not allocate all of its assets, or its depreciation and amortization expense, stock-based compensation expense, goodwill impairment, interest income, interest expense, other income (expense), net and income tax expense by segment. Accordingly, the Company does not report such information.

Summarized information by segment was as follows (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Net revenue by segment:
DMS	$281,225	$281,490	$304,085
All other	915	1,059	1,016

Total net revenue	282,140	282,549	305,101

Segment operating income before depreciation, amortization, stock-based compensation expense, and goodwill impairment:
DMS	9,007	23,558	47,316
All other	538	631	556

Total segment operating income before depreciation, amortization, stock-based compensation expense, and goodwill impairment:	9,545	24,189	47,872
Depreciation and amortization	(18,867)	(26,097)	(32,325)
Stock-based compensation expense	(9,855)	(10,429)	(12,016)
Impairment of goodwill	—	(95,641)	(92,350)

Total operating loss	$(19,177)	$(107,978)	$(88,819)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Net revenue:
United States	$276,182	$278,791	$302,178
International	5,958	3,758	2,923

Total net revenue	$282,140	$282,549	$305,101

	June 30,	June 30,
	2015	2014
Property and equipment, net:
United States	$8,313	$10,878
International	252	248

Total property and equipment, net	$8,565	$11,126

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2015.

The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors,” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2015.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts, sales returns and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/ against revenue	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts and sales returns
Fiscal year 2013	$2,807	$97	$(878)	$2,026
Fiscal year 2014	$2,026	$322	$(426)	$1,922
Fiscal year 2015	$1,922	$923	$(781)	$2,064

Deferred tax asset valuation allowance
Fiscal year 2013	$—	$947	$—	$2,026
Fiscal year 2014	$947	$67,225	$—	$68,172
Fiscal year 2015	$68,172	$5,069	$—	$73,241

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2015.

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

Signature	Title	Date

/s/ Douglas Valenti Douglas Valenti	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 19, 2015

/s/ Gregory Wong Gregory Wong	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	August 19, 2015

/s/ William Bradley William Bradley	Director	August 19, 2015

/s/ Stuart M. Huizinga Stuart M. Huizinga	Director	August 19, 2015

/s/ Robin Josephs Robin Josephs	Director	August 19, 2015

/s/ John G. McDonald John G. McDonald	Director	August 19, 2015

/s/ David Pauldine David Pauldine	Director	August 19, 2015

Signature	Title	Date

/s/ Gregory Sands Gregory Sands	Director	August 19, 2015

/s/ Marjorie T. Sennett Marjorie T. Sennett	Director	August 19, 2015

/s/ James Simons James Simons	Director	August 19, 2015

/s/ Dana Stalder Dana Stalder	Director	August 19, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(8)	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.

3.1(6)	Amended and Restated Certificate of Incorporation.

3.2(7)	Bylaws.

4.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.

10.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.

10.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).

10.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).

10.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).

10.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

10.6(17)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).

10.7(20)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).

10.8(15)+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).

10.9(15)+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).

10.10(21)+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors)

10.11(12)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.

10.12(13)+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.13(14)+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.15(11)+	Annual Incentive Plan.

10.16(9)	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.

10.17(16)	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Guaranty dated as of February 15, 2013.

10.18(5)	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership

Exhibit No.	Description of Exhibit

10.19(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.

10.20(10)	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.

10.21(23)	License and Investment Agreement by and among QuinStreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.

10.23(18)	Transition Agreement dated September 18, 2013 between the Company and Scott Mackley.

10.24(19)	Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.

10.26(22)	Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of July 17, 2014, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.

10.27(24)+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).

10.28(25)+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.

10.29(26)	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.

10.30*+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees)

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB**	XBRL Taxonomy Extension Label Linkbase Document

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.

(2)	Incorporated by reference Exhibit 99.9 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.

(4)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.

(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(8)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on November 8, 2010.

(9)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on November 8, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on June 27, 2012.

(11)	Incorporated by reference to Exhibit 10.12 to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No.333-163228) filed on January 14, 2010.

(12)	Incorporated by reference to Exhibit 99.12 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(13)	Incorporated by reference to Exhibit 99.13 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(14)	Incorporated by reference to Exhibit 99.14 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(15)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 23, 2012.

(16)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on February 15, 2013.

(17)	Incorporated by reference to Exhibit 99.10 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(18)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on September 19, 2013.

(19)	Incorporated by reference to Exhibit 10.2 to QuinStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on September 19, 2013.

(20)	Incorporated by reference to Exhibit 99.11 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.

(21)	Incorporated by reference to the same numbered exhibit to QuinStreet Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 20, 2013.

(22)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on July 22, 2014.

(23)	Incorporated by reference to Exhibit 10.19 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 23, 2012.

(24)	Incorporated by reference to Exhibit 10.27 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on September 12, 2014.

(25)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on February 6, 2015.

(26)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form Annual Report on Form 8-K (SEC File No. 001-34628) filed on June 12, 2015.