Form 10-Q
period 2015-09-30
QUINSTREET, INC
filed 2015-11-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares of common stock outstanding as of October 31, 2015: 45,015,511

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$60,660	$60,468
Accounts receivable, net	45,861	46,240
Deferred tax assets	173	166
Prepaid expenses and other assets	6,054	11,503

Total current assets	112,748	118,377
Property and equipment, net	8,733	8,565
Goodwill	56,118	56,118
Other intangible assets, net	16,604	19,030
Other assets, noncurrent	3,012	3,063

Total assets	$197,215	$205,153

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,407	$20,425
Accrued liabilities	25,261	27,146
Deferred revenue	1,146	1,208
Debt	49	49

Total current liabilities	45,863	48,828
Debt, noncurrent	15,000	15,000
Other liabilities, noncurrent	5,641	5,740

Total liabilities	66,504	69,568

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock: $0.001 par value; 100,000,000 shares authorized; 45,008,144 and 44,617,850 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	45	45
Additional paid-in capital	250,570	249,358
Accumulated other comprehensive loss	(420)	(413)
Accumulated deficit	(119,484)	(113,405)

Total stockholders’ equity	130,711	135,585

Total liabilities and stockholders’ equity	$197,215	$205,153

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net revenue	$72,389	$69,189
Cost of revenue (1)	65,795	63,409

Gross profit	6,594	5,780
Operating expenses: (1)
Product development	4,386	4,956
Sales and marketing	3,575	3,667
General and administrative	4,163	4,615

Operating loss	(5,530)	(7,458)
Interest income	6	26
Interest expense	(133)	(1,180)
Other (expense) income, net	(57)	2,325

Loss before income taxes	(5,714)	(6,287)
Provision for taxes	(365)	—

Net loss	$(6,079)	$(6,287)

Net loss per share:
Basic	$(0.14)	$(0.14)

Diluted	$(0.14)	$(0.14)

Weighted average shares used in computing net loss per share

Basic	44,836	44,266
Diluted	44,836	44,266

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$804	$644
Product development	600	595
Sales and marketing	425	464
General and administrative	675	572

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net loss	$(6,079)	$(6,287)
Other comprehensive (loss) income
Change in unrealized gain on investments	—	8
Foreign currency translation adjustment	(7)	(7)
Change in unrealized gain on interest rate swap	—	226

Other comprehensive (loss) income	(7)	227

Comprehensive loss	$(6,086)	$(6,060)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(6,079)	$(6,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,944	5,422
Provision for sales returns and doubtful accounts receivable	(73)	182
Write-off of bank loan upfront fees	—	328
Stock-based compensation	2,504	2,275
Excess tax benefits from stock-based compensation	—	(51)
Gain on sales of domain names	(65)	(2,450)
Other adjustments, net	—	43
Changes in assets and liabilities:
Accounts receivable	453	690
Prepaid expenses and other assets	5,500	(1,312)
Deferred taxes	(8)	2
Accounts payable	(1,100)	633
Accrued liabilities	(1,673)	(2,886)
Deferred revenue	(62)	71
Other liabilities, noncurrent	(98)	(161)

Net cash provided by (used in) operating activities	3,243	(3,501)

Cash Flows from Investing Activities
Capital expenditures	(489)	(2,141)
Internal software development costs	(1,276)	(427)
Purchases of marketable securities	—	(10,605)
Proceeds from sales and maturities of marketable securities	—	9,762
Proceeds from sales of domain names	40	2,700

Net cash used in investing activities	(1,725)	(711)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	—	1,300
Principal payments on term loan facility	—	(3,750)
Payment of bank loan upfront fees	—	(272)
Principal payments on acquisition-related notes payable	—	(444)
Excess tax benefits from stock-based compensation	—	51
Withholding taxes related to restricted stock net share settlement	(1,323)	(445)

Net cash used in financing activities	(1,323)	(3,560)

Effect of exchange rate changes on cash and cash equivalents	(3)	16
Net increase (decrease) in cash and cash equivalents	192	(7,756)
Cash and cash equivalents at beginning of period	60,468	84,177

Cash and cash equivalents at end of period	$60,660	$76,421

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	156	1,045
Cash paid for income taxes	74	280

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company also evaluates its ownership in entities to determine if they are variable interest entities (“VIEs”), if the Company has a variable interest in those entities, and if the nature and extent of those interests result in consolidation. Refer to Note 4 for more information on VIEs. The Company applies the cost method of accounting for investments in entities if the Company does not have the ability to exercise significant influence over the entities. The interests held at cost are periodically evaluated for other-than-temporary declines in value. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2015 and for the three months ended September 30, 2015 and 2014 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the SEC on August 19, 2015. The condensed consolidated balance sheet at June 30, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at September 30, 2015, its condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, its condensed consolidated statements of comprehensive loss for the three months ended September 30, 2015 and 2014, and its condensed consolidated statements of cash flows for the three months ended September 30, 2015 and 2014. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There have been no significant changes in the accounting policies subsequent to June 30, 2015.

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three months ended September 30, 2015 or for the same period in fiscal year 2015. No client accounted for 10% or more of net accounts receivable as of September 30, 2015 or June 30, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, an acquisition-related promissory note and a revolving loan facility. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of the acquisition-related promissory note approximates its recorded amount as the interest rates on similar financing arrangements available to the Company at September 30, 2015 approximate the interest rates implied when this acquisition-related promissory note was originally issued and recorded. The Company believes that the fair value of the revolving loan facility approximates its recorded amount at September 30, 2015 as the interest rate on the revolving loan facility is variable and is based on market interest rates and after consideration of default and credit risk.

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

In June 2014, the FASB issued a new accounting standard update on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period, which amends ASC 718, “Compensation—Stock Compensation.” The amendment provides guidance on the treatment of shared-based payment awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new guidance becomes effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2015	2014
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(6,079)	$(6,287)

Denominator:
Basic and Diluted:
Weighted average shares of common stock used in computing basic and diluted net loss per share	44,836	44,266

Net loss per share:
Basic and Diluted (1)	$(0.14)	$(0.14)

Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	5,448	9,774

(1)	Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred for the three months ended September 30, 2015 and 2014. The assumed issuance of any additional shares would be anti-dilutive.
(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Fair Value Measurements, Marketable Securities and Variable Interest Entities

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of September 30, 2015, the Company used Level 1 assumptions for its money market funds.

Level 2 —	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2015, the Company used Level 2 assumptions for its acquisition-related promissory note and revolving loan facility.

Level 3 —	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2015, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of September 30, 2015 and June 30, 2015 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Money market funds	$20,161	$—	$20,161

Liabilities:
Acquisition-related promissory note (1)	$—	$49	$49
Revolving loan facility (1)	—	15,000	15,000

	$—	$15,049	$15,049

	Fair Value Measurements as of June 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Money market funds	$20,156	$—	$20,156

Liabilities:
Acquisition-related promissory note (1)	$—	$49	$49
Revolving loan facility (1)	—	15,000	15,000

	$—	$15,049	$15,049

(1)	These liabilities are carried at historical cost on the Company’s condensed consolidated balance sheets.

Marketable Securities

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Investments with maturities greater than three months at the date of purchase are classified as marketable securities. Historically, the Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss within stockholders’ equity.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company holds money market funds of $20.2 million as of September 30, 2015 and June 30, 2015. Gross unrealized gains and losses were not material as the carrying value approximated estimated fair value due to its short maturities. The Company did not hold any marketable securities as of September 30, 2015 and June 30, 2015.

The Company did not realize any gains or losses from sales of its securities in the three months ended September 30, 2015 and 2014. As of September 30, 2015 and June 30, 2015, the Company did not hold securities that had maturity dates greater than one year.

Variable Interest Entities

A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE requires significant assumptions and judgments, including the identification of significant activities and an assessment of our ability to direct those activities. The Company has an equity interest in a privately held entity that is a VIE, of which the Company is not the primary beneficiary. Accordingly, the interest of $2.5 million as of September 30, 2015 and June 30, 2015 is recognized at cost in other assets, noncurrent on the Company’s condensed consolidated balance sheets. The Company’s interest was evaluated for impairment as of September 30, 2015 and June 30, 2015 which did not result in any indications of impairment. The Company’s maximum exposure to loss as a result of the unconsolidated VIE is $2.5 million at September 30, 2015, which represents the value of the Company’s investment in the VIE.

5. Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	September 30, 2015			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer/publisher/advertiser relationships	$36,655	$(34,126)	$2,529	$37,056	$(33,916)	$3,140
Content	61,732	(55,166)	6,566	62,162	(54,629)	7,533
Website/trade/domain names	31,475	(25,340)	6,135	31,533	(24,697)	6,836
Acquired technology and others	36,733	(35,359)	1,374	36,742	(35,221)	1,521

	$166,595	$(149,991)	$16,604	$167,493	$(148,463)	$19,030

Amortization of intangible assets was $2.4 million and $3.8 million in the three months ended September 30, 2015 and 2014.

Future amortization expense for the Company’s intangible assets as of September 30, 2015 was as follows (in thousands):

Year Ending June 30,	Amortization
2016 (remaining nine months)	$6,854
2017	6,124
2018	1,945
2019	798
2020	773
Thereafter	110

$16,604

As of June 30, 2015 and September 30, 2015, goodwill was $56.1 million.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of September 30, 2015 and June 30, 2015 as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable.

The Company recorded a provision for income taxes of $0.4 million for the three months ended September 30, 2015, primarily due to an ongoing state tax examination.

Due to the full valuation allowance against its deferred tax assets for the three months ended September 30, 2014, the Company did not record an income tax expense. Additionally, the Company had immaterial foreign expenses that were offset by other immaterial benefits that resulted in a zero quarterly provision.

7. Debt

Loan Facility

In November 2011, the Company entered into a credit agreement (“Credit Agreement”) with Comerica Bank (the “Bank”), the administrative agent and lead arranger. The Credit Agreement consisted of a $100.0 million five-year term loan facility, with annual principal amortization of 5%, 10%, 15%, 20% and 50%, and a $200.0 million five-year revolving loan facility maturing on November 4, 2016.

On February 15, 2013, the Company entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with the Bank to, among other things: (1) amend the definition of EBITDA; and (2) reduce the $200.0 million five-year revolving loan facility to $100.0 million.

On July 17, 2014, the Company entered into the Second Amendment to Credit Agreement (“Second Amendment”) with the Bank to, among other things, amend the financial covenants and reduce the revolving loan facility from $100.0 million to $50.0 million, each effective as of June 30, 2014. Upfront arrangement fees incurred in connection with the Second Amendment totaled $0.3 million and were deferred and amortized over the remaining term of the arrangement. In connection with the reduction of the revolving loan facility, the Company accelerated amortization of approximately $0.3 million of unamortized deferred upfront costs.

On June 11, 2015, the Company entered into the Third Amendment to Credit Agreement (“Third Amendment”) with the Bank to, among other things, pay off in full and terminate the term loan facility, reduce the revolving loan facility from $50.0 million to $25.0 million, amend the financial covenants, and extend the expiration date of the Credit Agreement from November 4, 2016 to June 11, 2017. Pursuant to the Third Amendment, each of the revolving loan facility lenders (other than the Bank) assigned its revolving loan facility commitments to the Bank, resulting in the Bank remaining as sole lender under the Credit Agreement. Upfront arrangement fees incurred in connection with the Third Amendment were not material. In connection with the termination of the term loan facility, the Company accelerated amortization of approximately $0.5 million of unamortized deferred upfront costs.

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

Pursuant to the Third Amendment, borrowings under the revolving loan facility bear interest at a Eurodollar rate plus 3.00%.

EBITDA under the Credit Agreement is defined as net loss less provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other expense, net, acquisition costs for business combinations, extraordinary or non-

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Credit Agreement, as amended from time to time. The Company must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitments. The Company has the right to prepay the revolving loan facility or permanently reduce the revolving loan facility commitments without premium or penalty, in whole or in part at any time.

The Credit Agreement, as amended, contains limitations on the Company’s ability to sell assets, make acquisitions, pay dividends, incur capital expenditures, and also requires the Company to comply with certain additional covenants. In addition, pursuant to the Third Amendment, the Company is required to maintain financial covenants as follows when there are amounts outstanding under the revolving loan facility and at the time the Company draws down amounts under the revolving loan facility:

1.	Minimum EBITDA as of the end of each fiscal quarter for the trailing twelve month period of not less than:

(a)	$1 for the quarter ended June 30, 2015;

(b)	$2,000,000 for the quarter ended September 30, 2015;

(c)	$3,000,000 for the quarter ending December 31, 2015;

(d)	$4,000,000 for the quarter ending March 31, 2016;

(e)	$5,000,000 for the quarter ending June 30, 2016.

Thereafter, minimum EBITDA increases each quarter in $1,000,000 increments; provided that there shall be no loss in EBITDA greater than $2,000,000 in any fiscal quarter during such trailing four quarter period.

2.	Minimum adjusted quick ratio as of the end of each month of not less than 1.25 to 1.00.

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of September 30, 2015 and June 30, 2015.

As of September 30, 2015 and June 30, 2015, $15.0 million was outstanding under the revolving loan facility.

Interest Rate Swap

During fiscal year 2015, the Company held an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan facility. The swap encompassed the principal balances outstanding as of January 1, 2014 and scheduled to be outstanding thereafter, such principal and notional amount totaling $85.0 million in January 2014 and amortizing to $35.0 million in November 2016. The swap agreement exchanged a variable interest rate base (Eurodollar rate) for a fixed interest rate of 0.97% over the term of the agreement. This interest rate swap was designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap was included as a component of accumulated other comprehensive loss with any hedge ineffectiveness immediately recognized in earnings in the current period.

In June 2015, in connection with the repayment in full and termination of the term loan facility, the Company also terminated the interest rate swap agreement. Upon settlement, the Company recognized an expense of $0.3 million to other (expense) income, net in the condensed consolidated statement of operations.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Maturities

The maturities of the Company’s debt as of September 30, 2015 were as follows (in thousands):

Year Ending June 30,	Promissory Note	Revolving Loan Facility
2016 (remaining nine months)	$50	$—
2017	—	15,000

	50	15,000
Less: imputed interest and unamortized discounts	(1)	—
Less: current portion	(49)	—

Noncurrent portion of debt	$—	$15,000

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

8. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through 2021. Rent expense for the three months ended September 30, 2015 and 2014 was $0.8 million and $0.9 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of September 30, 2015 were as follows (in thousands):

Year Ending June 30,	Operating Leases
2016 (remaining nine months)	$2,769
2017	3,472
2018	3,367
2019	1,393
2020	147
Thereafter	23

$11,171

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2015 and June 30, 2015.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnity provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2015 and June 30, 2015.

9. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and restricted stock units to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). In fiscal year 2016, the Company began granting restricted stock units with a market condition that requires that the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. To date, the Company has issued only ISOs, NQSOs, restricted stock units and performance-based stock awards under its stock incentive plans.

As of September 30, 2015, 13,642,714 shares were reserved and 11,607,433 shares were available for issuance under the 2010 Incentive Plan; 2,789,628 shares were reserved and 1,529,862 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
Expected term (in years)	4.6	4.6
Expected volatility	47%	46%
Expected dividend yield	—	—
Risk-free interest rate	1.6%	1.7%
Grant date fair value	$2.24	$2.04

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company estimates the fair value of restricted stock units with a market condition at the date of the grant using the Monte Carlo simulation model. The weighted average Monte Carlo simulation model assumptions for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
Vesting period (in years)	4.0	—
Expected volatility	47%	—
Expected dividend yield	—	—
Risk-free interest rate	1.3%	—
Grant date fair value	$6.18	—

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

The Company determined its reportable operating segment is DMS, which derives revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, customers and, to a lesser extent, impressions. The remaining segment does not meet the quantitative threshold for an individually reportable segment and is therefore included in the “All Other” line in the following table.

The Company evaluates the performance of its operating segments based on operating income before depreciation, amortization and stock-based compensation expense.

The Company does not allocate most of its assets, nor its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense, other (expense) income, net or income tax expense by segment. Accordingly, the Company does not report such information.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized information by segment was as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Net revenue by segment:
DMS	$72,389	$68,932
All Other	—	257

Total net revenue	72,389	69,189

Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	918	75
All Other	—	164

Total segment operating income before depreciation, amortization, and stock-based compensation expense	918	239
Depreciation and amortization	(3,944)	(5,422)
Stock-based compensation expense	(2,504)	(2,275)

Total operating loss	$(5,530)	$(7,458)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,
	2015	2014
Net revenue:
United States	$71,226	$68,070
International	1,163	1,119

Total net revenue	$72,389	$69,189

	September 30,	June 30,
	2015	2015
Property and equipment, net:
United States	$8,460	$8,313
International	273	252

Total property and equipment, net	$8,733	$8,565

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We deliver cost-effective marketing results to our clients most typically in the form of a qualified lead, inquiry, click, call, application, or customer. Leads, inquiries, clicks, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads, inquiries, clicks, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must deliver value to our clients and provide for a media yield, or generation of an acceptable margin on our media costs, that provides a sound financial outcome for us. To deliver leads, inquiries, clicks, calls, applications, and customers to our clients, generally we:

•	own or access targeted media through business arrangements (e.g., revenue sharing arrangements) or by purchasing media (e.g., clicks from major search engines);

•	run advertisements or other forms of marketing messages and programs in that media to create visitor responses in the form most typically of leads or inquiries (e.g., contact information), clicks (to further qualification or matching steps, or to online client applications or offerings), calls (to our owned and operated call centers or that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., bound insurance policies);

•	match these leads, inquiries, clicks, calls, applications, or customers to client offerings or brands that we believe can meet visitor interests or needs and client targets and requirements; and

•	optimize client matches and media yield such that we achieve desired results for clients and a sound financial outcome for us.

Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we continue to believe we are in the early stages of a large, long-term market opportunity.

Our Direct Marketing Services (“DMS”) business accounted for all of our net revenue in the three months ended September 30, 2015 and substantially all of our net revenue in the three months ended September 30, 2014. Our DMS business derives its net revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are financial services and education. Our financial services client vertical represented 45% and 44% of net revenue in the three months ended September 30, 2015 and 2014. Our education client vertical represented 37% and 36% of net revenue in the three months ended September 30, 2015 and 2014. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 18% and 20% of net revenue in the three months ended September 30, 2015 and 2014.

We generated the majority of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three months ended September 30, 2015 or 2014.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2016 will continue to be generated from clients in these two client verticals.

Our financial services client vertical has been challenged by a number of factors over the past several years, including the limited availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the near future. To offset this impact, we have broadened our product set with enhanced click, lead, call and policy products that have enabled better monetization to provide greater access to high quality media sources. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets. Such strategic partnerships include the development and management of, for example, performance marketing technology for major media properties, backend monetization of unmatched traffic for clients and white label products for search engines and other performance marketing platform companies.

Our education client vertical has been significantly challenged by regulations and enforcement activity affecting for-profit education institutions over the past several years. For example, in January 2014, the Department of Education initiated an investigation of a publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which went into effect on July 1, 2015. The regulations require career college programs to prepare students for gainful employment in a recognized occupation which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to federal financial aid, which typically constitutes an important source of funding for these programs. As a result, such programs may be modified, curtailed or eliminated. In July 2015, the Federal Trade Commission initiated an investigation of another publicly traded for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have and may continue to result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. To offset the impact these activities have had on the for-profit education clients, we have broadened our product set from our traditional lead business with the addition of better qualified and matched leads or inquiries, clicks and calls; we believe these new enhanced products better match for-profit education client needs in the current regulatory environment. We have also broadened our markets in education to include not-for-profit schools and international markets in Brazil and India. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets.

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

Regulations

Our revenue has fluctuated as a result of recently adopted or amended regulations and the increased enforcement of existing regulations. Our business is affected directly because we operate websites and conduct telemarketing and email marketing, and indirectly affected as our clients adjust their operations as a result of regulatory changes and enforcement activity that affect their industries.

Clients in our financial services vertical have increasingly been affected by laws and regulations as a result of the adoption of new regulations under The Dodd–Frank Wall Street Reform and Consumer Protection Act and the increased enforcement of new and pre-existing laws and regulations. In addition, our education client vertical has been significantly affected by the adoption of regulations affecting for-profit education institutions over the past several years, and a higher level of governmental scrutiny is expected to continue. The effect of these regulations, or any future regulations, may continue to result in fluctuations in the volume and mix of our business with these clients.

Another example of a regulatory change that may affect our business is the Telephone Consumer Protection Act (the “TCPA”), which the Federal Communications Commission amended to, among other things, impose heightened consent and opt-out requirements that companies conducting telemarketing must follow. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA have thus far had a relatively small negative effect on traffic conversion rates. However, our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the regulations. Those decisions may negatively affect our revenue or profitability.

Basis of Presentation

General

We operate in one reportable segment, DMS. The remainder of our business, which has historically been immaterial, is classified as “All Other.” See Note 10, Segment Information, to our condensed consolidated financial statements for further discussion and financial information regarding our reportable segment.

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

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense, and amortization of internal software development costs related to revenue-producing technologies. Media costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group, and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

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

Product Development. Product development expenses consist primarily of personnel costs and rent. We are constraining expenses generally to the extent practicable; however we expect product and development expenses to increase in absolute dollars in the future as we plan to accelerate revenue growth and profitability.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, advertising, professional services fees, and rent. We are constraining expenses generally to the extent practicable; however we expect sales and marketing expenses to increase in absolute dollars in the future as we plan to accelerate revenue growth and profitability.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our finance, legal, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees, and insurance. We are constraining expenses generally to the extent practicable; however we expect general and administrative expenses to increase in absolute dollars in the future as we plan to accelerate revenue growth and profitability.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to our revolving loan facility, term loan facility, and the related interest rate swap. Borrowings under our revolving loan facility and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, and other non-operating items.

Provision for Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Critical Accounting Policies, Estimates and Judgments

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.

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

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Annual Report on Form 10-K subsequent to June 30, 2015. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	(In thousands)
Net revenue	$72,389	100.0%	$69,189	100.0%
Cost of revenue (1)	65,795	90.9	63,409	91.6

Gross profit	6,594	9.1	5,780	8.4
Operating expenses: (1)
Product development	4,386	6.0	4,956	7.2
Sales and marketing	3,575	4.9	3,667	5.3
General and administrative	4,163	5.8	4,615	6.7

Operating loss	(5,530)	(7.6)	(7,458)	(10.8)
Interest income	6	—	26	—
Interest expense	(133)	(0.2)	(1,180)	(1.7)
Other (expense) income, net	(57)	(0.1)	2,325	3.4

Loss before income taxes	(5,714)	(7.9)	(6,287)	(9.1)
Provision for taxes	(365)	(0.5)	—	—

Net loss	$(6,079)	(8.4)%	$(6,287)	(9.1)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$804	1.1%	$644	0.9%
Product development	600	0.8	595	0.9
Sales and marketing	425	0.6	464	0.7
General and administrative	675	0.9	572	0.8

Net Revenue

	Three Months Ended September 30,		Three Months % Change
	2015	2014
	(in thousands)
Net revenue	$72,389	$69,189	5%
Cost of revenue	65,795	63,409	4%

Gross profit	$6,594	$5,780	14%

Net revenue increased $3.2 million, or 5%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Our financial services client vertical revenue increased $1.6 million, or 5%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to strategic partnerships that have increased and diversified our access to quality media and client budgets. In addition, enhanced click, lead, call and policy products have enabled us to access higher quality media for our clients and have led to increased client budgets. Our education client vertical revenue increased $2.1 million, or 8% for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to growth from our broadened product set and markets, offset by declines in our traditional lead business. In addition, there was a one-time deferral of $1.6 million of revenue related to a large for-profit education client in the three months ended September 30, 2014. Our other client verticals revenue decreased $0.5 million or 4%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to decreased client demand in the quarter in our business-to-business technology vertical, offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Margin

Cost of revenue increased $2.4 million, or 4%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, driven by increased media costs of $3.9 million, offset by decreased amortization of intangible assets of $1.3 million. The increased media costs were due to investments in strategic partnerships and higher revenue volumes. The decreased amortization of intangible assets were attributable to assets from historical acquisitions becoming fully amortized. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 9% for the three months ended September 30, 2015 and 8% for the three months ended September 30, 2014. The increase in gross margin was attributable to decreased amortization of intangible assets, offset by decreased margins from our investment in strategic partnerships.

Operating Expenses

	Three Months Ended September 30,		Three Months % Change
	2015	2014
	(in thousands)
Product development	$4,386	$4,956	(12%)
Sales and marketing	3,575	3,667	(3%)
General and administrative	4,163	4,615	(10%)

Operating expenses	$12,124	$13,238	(8%)

Product Development Expenses

Product development expenses decreased $0.6 million, or 12%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This was primarily due to decreased personnel costs of $0.6 million related to a decrease in average salaries resulting from an increase in India employees as a percentage of total employees.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.1 million, or 3%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses decreased $0.5 million, or 10%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This was primarily due to decreased legal and audit fees of $0.5 million.

Interest and Other (Expense) Income, Net

	Three Months Ended September 30,		Three Months % Change
	2015	2014
	(in thousands)
Interest income	$6	$26	(77%)
Interest expense	(133)	(1,180)	(89%)
Other (expense) income, net	(57)	2,325	(102%)

Interest and other (expense) income, net	$(184)	$1,171	(116%)

Interest income was immaterial for the three months ended September 30, 2015 and September 30, 2014.

Interest expense decreased $1.0 million, or 89%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The decrease in interest expense was due to decreased debt obligations and the acceleration of approximately $0.3 million of unamortized deferred upfront costs incurred in connection with the Second Amendment to the Credit Agreement in the three months ended September 30, 2014.

Other (expense) income, net decreased $2.4 million, or 102%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in other income was primarily due to a decrease in gains on the sale of domain names that were not considered to be strategically important to our business of $2.4 million.

Provision for Taxes

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Provision for taxes	$(365)	$—

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2015 and June 30, 2015 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable.

We recorded a provision for income taxes of $0.4 million for the three months ended September 30, 2015, primarily due to an ongoing state tax examination. Our annual statutory tax rate was 34% for the three months ended September 30, 2015. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income tax for the period.

Due to the full valuation allowance against our deferred tax assets for the three months ended September 30, 2014, we did not record an income tax expense. Additionally, we had immaterial foreign expenses that were offset by other immaterial benefits that resulted in a zero quarterly provision. Our annual statutory tax rate was 34% for the three months ended September 30, 2014. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income tax for the period.

Liquidity and Capital Resources

As of September 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $60.7 million, cash we generate from operations, and available borrowings under our $25.0 million revolving loan facility, which is committed until June 2017, and under which we have drawn $15.0 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, debt service on our $25.0 million revolving loan facility, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our revolving loan facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt, issue additional equity securities or draw down on or increase our borrowing capacity under our current revolving loan facility for other reasons.

We believe that our existing cash, cash equivalents, cash generated from operations, and our available borrowings under the revolving loan facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash flows provided by (used in) operating activities	$3,243	$(3,501)
Cash flows used in investing activities	(1,725)	(711)
Cash flows used in financing activities	(1,323)	(3,560)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $3.2 million for the three months ended September 30, 2015, compared to cash flows used in operating activities of $3.5 million for the three months ended September 30, 2014.

Cash provided by operating activities for the three months ended September 30, 2015 consisted of a net loss of $6.1 million, which included a one-time restructuring charge of $0.2 million, offset by non-cash adjustments of $6.3 million. In addition, there was a net increase in cash from changes in working capital of $3.0 million. The non-cash adjustments primarily consisted of depreciation and amortization of $3.9 million and stock-based compensation expense net of tax benefits of $2.5 million. The changes in working capital accounts were primarily due to a decrease in prepaid expenses and other assets of $5.5 million, offset by a decrease in accounts payable and accrued liabilities of $2.8 million. The decrease in prepaid expenses and other assets were primarily due to a cash receipt from a federal tax refund. The decrease in accounts payable and accrued liabilities were primarily due to bonus payments which occur annually during the three months ended September 30, 2015 and the timing of payments.

Cash flows used in operating activities for the three months ended September 30, 2014 consisted of a net loss of $6.3 million, which includes a one-time restructuring charge of $0.4 million, offset by non-cash adjustments of $5.8 million. In addition, there was a net decrease in cash from changes in working capital of $3.0 million. The non-cash adjustments primarily consisted of depreciation and amortization of $5.4 million, gain on sale of domain names that were not considered to be strategically important to our business of $2.5 million, and stock-based compensation expense net of tax benefits of $2.2 million. The changes in working capital accounts were primarily due to a net decrease in accounts payable and accrued liabilities of $2.3 million, an increase in prepaid expenses and other current assets of $1.3 million, offset by a decrease in accounts receivable of $0.7 million. The net decrease in accounts payable and accrued liabilities were primarily due to bonus payments which occur annually during the three months ended September 30, 2014. The increase prepaid expenses and other assets as well as the decrease in accounts receivable were primarily due to timing of payments and receipts.

Investing Activities

Cash flows from investing activities include capital expenditures, capitalized internal development costs and purchases, sales and maturities of marketable securities.

Cash flows used in investing activities was $1.7 million for the three months ended September 30, 2015, compared to cash flows used in investing activities of $0.7 million for the three months ended September 30, 2014.

Cash used in investing activities in the three months ended September 30, 2015 was primarily due to capital expenditures and internal software development costs of $1.8 million.

Cash used in investing activities in the three months ended September 30, 2014 was primarily due to capital expenditures and internal software development costs of $2.6 million and net investments in marketable securities of $0.8 million, offset by proceeds from the sale of domain names that were not considered to be strategically important to our business of $2.7 million.

Financing Activities

Cash flows from financing activities include proceeds from exercise of stock options, principal payments on term loan facility and acquisition-related notes payable, withholding taxes related to restricted stock net of share settlement and excess tax benefits from stock-based compensation.

Cash used in financing activities was $1.3 million for the three months ended September 30, 2015, compared to cash flows used in financing activities of $3.6 million for the three months ended September 30, 2014.

Cash used in financing activities in the three months ended September 30, 2015 was due to withholding taxes related to restricted stock net share settlement of $1.3 million.

Cash used in financing activities in the three months ended September 30, 2014 was primarily due to principal payments on our term loan facility and acquisition-related notes payable of $4.5 million and withholding taxes related to restricted stock net share settlements of $0.4 million, offset by proceeds from exercises of stock options of $1.3 million and excess tax benefits from exercises of stock options of $0.1 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We have an investment in a variable interest entity of which we are not the primary beneficiary.

Contractual Obligations

Our contractual obligations relate to borrowings under our revolving loan facility, acquisition-related notes payable and operating leases. There have been no significant changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

Loan Facility

As of September 30, 2015, we were party to a credit agreement (the “Credit Agreement”) with Comerica Bank (the “Bank”), as administrative agent and sole lender, which consisted of a $25.0 million revolving loan facility maturing on June 11, 2017. Borrowings under the revolving loan facility bear interest at a rate of the Eurodollar rate plus 3.00%, and are secured by substantially all of our assets. Pursuant to the Credit Agreement, the revolving loan facility is subject to a borrowing base consisting of eligible receivables and certain other customary conditions. We must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitments. We have the right to prepay the revolving loan facility or permanently reduce the revolving loan facility credit commitments without premium or penalty, in whole or in part at any time.

The Credit Agreement, as amended, contains limitations on our ability to sell assets, make acquisitions, pay dividends, incur capital expenditures and requires us to comply with certain additional covenants. We must also comply with certain financial covenants only when there are amounts outstanding under the revolving loan facility and at the time we draw down amounts under the revolving loan facility.

We were in compliance with all covenants under the Credit Agreement as of September 30, 2015 and June 30, 2015.

As of September 30, 2015 and June 30, 2015, there was $15.0 million outstanding under the revolving loan facility.

Interest Rate Swap

During fiscal year 2015, we held an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan facility. In June 2015, in connection with our repayment in full and termination of the term loan facility, we also terminated the interest rate swap agreement. Upon settlement, we recognized an expense of $0.3 million to other (expense) income, net in the condensed consolidated statement of operations.

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

Interest Rate Risk

We invest our cash equivalents primarily in money market funds. Unrestricted cash and cash equivalents are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value of these investments as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical decline of 1% in the interest rate on our investments would not have a material effect on our condensed consolidated financial statements.

As of September 30, 2015, our revolving loan facility had an outstanding balance of $15.0 million. Interest on borrowings under the revolving loan facility is payable quarterly at the Eurodollar rate plus 3.00%. Our exposure to interest rate risk under the revolving loan facility will depend on the extent to which we utilize the facility. A hypothetical change of 1% from prevailing interest rates as of September 30, 2015 would not have a material effect on our interest expense.

Foreign Currency Exchange Risk

To date, our client agreements have been predominately denominated in U.S. dollars, and, accordingly, we have limited exposure to foreign currency exchange rate fluctuations related to client agreements, and do not currently engage in foreign currency hedging transactions. As the local accounts for some of our foreign operations are maintained in the local currency of the respective country, we are subject to foreign currency exchange rate fluctuations associated with the remeasurement to U.S. dollars. A hypothetical change of 10% in foreign currency exchange rates would not have a material effect on our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of our business. Certain of our outstanding legal matters include claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of any pending or threatened legal proceedings to which we or any of our subsidiaries are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

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

In connection with our and our third-party publishers’ email campaigns to generate traffic for our clients, we are subject to various state and Federal laws regulating commercial email communications, including the federal CAN-SPAM Act. For example, in 2012, several of our clients were named defendants in a California Anti-Spam lawsuit relating to commercial emails which allegedly originated from us and our third-party publishers. While the matter was ultimately resolved in our clients’ favor, we were nonetheless obligated to indemnify certain of our clients for the fees incurred in the defense of such matter. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions, and litigation, as well as indemnification obligations with respect to our clients. Any negative outcomes from such regulatory actions or litigation, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operation, and reputation. From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general, and other governmental or regulatory bodies, any of whom may allege violations of legal requirements. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states. If the results of any future investigations, audits, inquiries, claims or litigation are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

Federal and state regulations governing clients in our education vertical have negatively affected, and may continue to negatively affect, our clients’ businesses, marketing practices, and budgets, any or all of which could reduce our clients’ level of business with us and thereby have a material adverse effect on our financial results.

To date, we have generated a large portion of our revenue from our education client vertical, and nearly all of that revenue was generated from post-secondary education institutions. Post-secondary education institutions are subject to extensive federal and state regulations, including the Higher Education Act, Department of Education regulations and individual state higher education regulations. The regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as the school’s eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our education clients. There have been significant changes to these regulations in the recent past, and a high level of regulatory activity and heightened legislative scrutiny are expected to continue in the post-secondary education sector.

For example, in January 2014, the Department of Education initiated an investigation of a publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which went into effect on July 1, 2015. The regulation requires career college programs to prepare students for gainful employment in a recognized occupation which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to federal financial aid, which typically constitutes an important source of funding for these programs. As a result, such programs may be modified, curtailed, or eliminated. In July 2015, the Federal Trade Commission initiated an investigation of another publicly traded for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have and may continue to result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. Changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and our financial results.

A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition, and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects may be harmed.

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher and strategic partner websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified leads, inquiries, clicks, calls, applications, and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned and operated websites or our third-party publisher and strategic partner websites if their investments do not generate leads and ultimately users or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients would have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. If any of our clients decided not to continue marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase leads from us, could have a material adverse effect on our business.

Furthermore, while none of our clients account for 10% or more of our net revenue, a substantial portion of our revenue is generated from a limited number of clients. However, we have a few clients that account for a large portion of our net revenue. Our clients can generally terminate their contracts with us at any time and they do not have minimum purchase requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

In addition, reductions in business by one or more significant clients may trigger price reductions for our other clients whose prices for certain products are determined in whole or in part by client bidding or competition or may reduce our ability to monetize media, further decreasing revenue. Any such price reduction or drop in media monetization could result in lower revenue or margin. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of any one of these clients, or material reduction in their marketing spending with us, could decrease our revenue and harm our business.

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

As of September 30, 2015, our directors and executive officers, together with their affiliates, beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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
Date: November 9, 2015

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