Form 10-Q
period 2015-12-31
QUINSTREET, INC
filed 2016-02-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Number of shares of common stock outstanding as of January 31, 2016: 45,233,509

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$50,750	$60,468
Accounts receivable, net	40,544	46,240
Deferred tax assets	173	166
Prepaid expenses and other assets	6,671	11,503
Total current assets	98,138	118,377
Property and equipment, net	8,678	8,565
Goodwill	56,118	56,118
Other intangible assets, net	14,357	19,030
Other assets, noncurrent	11,840	3,063
Total assets	$189,131	$205,153
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,460	$20,425
Accrued liabilities	23,249	27,146
Deferred revenue	1,239	1,208
Debt	49	49
Total current liabilities	41,997	48,828
Debt, noncurrent	15,000	15,000
Other liabilities, noncurrent	5,529	5,740
Total liabilities	62,526	69,568
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 45,232,041 and 44,617,850 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	45	45
Additional paid-in capital	252,517	249,358
Accumulated other comprehensive loss	(420)	(413)
Accumulated deficit	(125,537)	(113,405)
Total stockholders' equity	126,605	135,585
Total liabilities and stockholders' equity	$189,131	$205,153

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net revenue	$64,961	$66,694	$137,350	$135,883
Cost of revenue (1)	60,169	60,395	125,964	123,804
Gross profit	4,792	6,299	11,386	12,079
Operating expenses: (1)
Product development	3,761	4,244	8,147	9,200
Sales and marketing	2,917	3,357	6,492	7,024
General and administrative	4,057	4,079	8,220	8,694
Operating loss	(5,943)	(5,381)	(11,473)	(12,839)
Interest income	10	28	16	54
Interest expense	(145)	(786)	(278)	(1,966)
Other income, net	65	636	8	2,961
Loss before income taxes	(6,013)	(5,503)	(11,727)	(11,790)
(Provision for) benefit from taxes	(40)	26	(405)	26
Net loss	$(6,053)	$(5,477)	$(12,132)	$(11,764)
Net loss per share:
Basic	$(0.13)	$(0.12)	$(0.27)	$(0.27)
Diluted	$(0.13)	$(0.12)	$(0.27)	$(0.27)
Weighted average shares used in computing net loss per share:
Basic	45,127	44,440	44,982	44,353
Diluted	45,127	44,440	44,982	44,353

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$753	$785	$1,557	$1,429
Product development	445	594	1,045	1,189
Sales and marketing	444	562	869	1,026
General and administrative	687	585	1,362	1,157

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net loss	$(6,053)	$(5,477)	$(12,132)	$(11,764)
Other comprehensive income (loss)
Change in unrealized gain on investments	—	5	—	13
Foreign currency translation adjustment	—	(18)	(7)	(25)
Change in unrealized gain on interest rate swap	—	28	—	254
Other comprehensive income (loss)	—	15	(7)	242
Comprehensive loss	$(6,053)	$(5,462)	$(12,139)	$(11,522)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(12,132)	$(11,764)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,716	10,408
Provision for sales returns and doubtful accounts receivable	634	470
Write-off of bank loan upfront fees	—	328
Stock-based compensation	4,833	4,801
Excess tax benefits from stock-based compensation	—	(51)
Gain on sales of domain names	(116)	(3,158)
Other adjustments, net	—	99
Changes in assets and liabilities:
Accounts receivable	5,062	394
Prepaid expenses and other assets	(3,945)	(369)
Deferred taxes	(8)	2
Accounts payable	(2,945)	2,964
Accrued liabilities	(3,883)	(3,449)
Deferred revenue	31	178
Other liabilities, noncurrent	(210)	(253)
Net cash (used in) provided by operating activities	(4,963)	600
Cash Flows from Investing Activities
Capital expenditures	(1,143)	(2,285)
Internal software development costs	(1,931)	(933)
Purchases of marketable securities	—	(16,600)
Proceeds from sales and maturities of marketable securities	—	27,287
Proceeds from sales of domain names	91	3,158
Proceeds from sale of property and equipment	—	10
Net cash (used in) provided by investing activities	(2,983)	10,637
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	26	1,300
Principal payments on term loan facility	—	(7,500)
Payment of bank loan upfront fees	—	(272)
Principal payments on acquisition-related notes payable	—	(444)
Excess tax benefits from stock-based compensation	—	51
Withholding taxes related to restricted stock net share settlement	(1,748)	(626)
Net cash used in financing activities	(1,722)	(7,491)
Effect of exchange rate changes on cash and cash equivalents	(50)	17
Net (decrease) increase in cash and cash equivalents	(9,718)	3,763
Cash and cash equivalents at beginning of period	60,468	84,177
Cash and cash equivalents at end of period	$50,750	$87,940
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	365	1,602
Cash paid for income taxes	283	660

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the SEC on August 19, 2015. The condensed consolidated balance sheet at June 30, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at December 31, 2015, its condensed consolidated statements of operations for the three and six months ended December 31, 2015 and 2014, its condensed consolidated statements of comprehensive loss for the three and six months ended December 31, 2015 and 2014, and its condensed consolidated statements of cash flows for the six months ended December 31, 2015 and 2014. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016, or any other future period.

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

Concentrations of Credit Risk

No client accounted for 10% or more of net revenue for the three and six months ended December 31, 2015 or for the same period in fiscal year 2015. No client accounted for 10% or more of net accounts receivable as of December 31, 2015 or June 30, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, an acquisition-related promissory note and a revolving loan facility. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of the acquisition-related promissory note approximates its recorded amount as the interest rates on similar financing arrangements available to the Company at December 31, 2015 approximate the interest rates implied when this acquisition-related promissory note was originally issued and recorded. The Company believes that the fair value of the revolving loan facility approximates its recorded amount at December 31, 2015 as the interest rate on the revolving loan facility is variable and is based on market interest rates and after consideration of default and credit risk.

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

In February 2015, the FASB issued a new accounting standard update on consolidating legal entities in which a reporting entity holds a variable interest. The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs and affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships. The new guidance becomes effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company is currently assessing the impact of this new guidance.

In November 2015, the FASB issued a new accounting standard update on the balances sheet classification of deferred taxes. The new standard requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The new guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(6,053)	$(5,477)	$(12,132)	$(11,764)
Denominator:
Basic and Diluted:
Weighted average shares of common stock computing basic and diluted net loss per share	45,127	44,440	44,982	44,353
Net loss per share:
Basic and Diluted (1)	$(0.13)	$(0.12)	$(0.27)	$(0.27)
Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	5,207	10,341	5,328	10,057

(1)

Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred for the three and six months ended December 31, 2015 and 2014. The assumed issuance of any additional shares would be anti-dilutive.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2015, the Company used Level 1 assumptions for its money market funds.

Level 2 — Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2015, the Company used Level 2 assumptions for its acquisition-related promissory note and revolving loan facility.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 — Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2015, the Company did not have any Level 3 financial assets or liabilities.

The Company’s financial instruments as of December 31, 2015 and June 30, 2015 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2015 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,167	$—	$20,167
Liabilities:
Acquisition-related promissory note (1)	$—	$49	$49
Revolving loan facility (1)	—	15,000	15,000
	$—	$15,049	$15,049

	Fair Value Measurements as of June 30, 2015 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,156	$—	$20,156
Liabilities:
Acquisition-related promissory note (1)	$—	$49	$49
Revolving loan facility (1)	—	15,000	15,000
	$—	$15,049	$15,049

(1)	These liabilities are carried at historical cost on the Company's condensed consolidated balance sheets.

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

The Company holds money market funds of $20.2 million as of December 31, 2015 and June 30, 2015. Gross unrealized gains and losses were not material as the carrying value approximated estimated fair value due to its short maturities. The Company did not hold any marketable securities as of December 31, 2015 and June 30, 2015.

The Company did not realize any material gains or losses from sales of its securities in the three and six months ended December 31, 2015 and 2014. As of December 31, 2015 and June 30, 2015, the Company did not hold securities that had maturity dates greater than one year.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Variable Interest Entities

A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE requires significant assumptions and judgments, including the identification of significant activities and an assessment of our ability to direct those activities. The Company has an equity interest in a privately held entity that is a VIE, of which the Company is not the primary beneficiary. Accordingly, the interest of $2.5 million as of December 31, 2015 and June 30, 2015 is recognized at cost within other assets, noncurrent on the Company’s condensed consolidated balance sheets. The Company’s interest was evaluated for impairment as of December 31, 2015 and June 30, 2015 which did not result in any indications of impairment. The Company’s maximum exposure to loss as a result of the unconsolidated VIE is $2.5 million at December 31, 2015, which represents the carrying value of the Company’s investment in the VIE.

5. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment will be amortized on a straight-line basis over the life of the contract. As of December 31, 2015, the Company has recorded $1.0 million within prepaid expenses and other assets and $8.8 million in other assets, noncurrent on the condensed consolidated balance sheet. Amortization expense was $0.2 million in both the three and six months ended December 31, 2015.

6. Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	December 31, 2015			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$36,655	$(34,671)	$1,984	$37,056	$(33,916)	$3,140
Content	61,732	(56,062)	5,670	62,162	(54,629)	7,533
Website/trade/domain names	31,475	(26,001)	5,474	31,533	(24,697)	6,836
Acquired technology and others	36,733	(35,504)	1,229	36,742	(35,221)	1,521
	$166,595	$(152,238)	$14,357	$167,493	$(148,463)	$19,030

Amortization of intangible assets was $2.3 million and $4.7 million in the three and six months ended December 31, 2015 and $3.3 million and $7.1 million in the three and six months ended December 31, 2014.

Future amortization expense for the Company’s intangible assets as of December 31, 2015 was as follows (in thousands):

Year Ending June 30,	Amortization
2016 (remaining six months)	$4,607
2017	6,124
2018	1,945
2019	798
2020	773
Thereafter	110
$14,357

As of December 31, 2015 and June 30, 2015, goodwill was $56.1 million.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of December 31, 2015 and June 30, 2015 as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable.

The Company recorded an immaterial provision for income taxes for the three months ended December 31, 2015. The Company recorded a provision for income taxes of $0.4 million for the six months ended December 31, 2015 primarily due to a state tax examination which concluded as of December 31, 2015.

Due to the full valuation allowance against its deferred tax assets for the three and six months ended December 31, 2014, the Company recorded an immaterial benefit from income taxes.

8. Debt

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

EBITDA under the Credit Agreement is defined as net loss less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other expense, net, acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Credit Agreement, as amended from time to time. The Company must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitments. The Company has the right to prepay the revolving loan facility or permanently reduce the revolving loan facility commitments without premium or penalty, in whole or in part at any time.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(c) $3,000,000 for the quarter ended December 31, 2015;

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

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of December 31, 2015 and June 30, 2015.

As of December 31, 2015 and June 30, 2015, $15.0 million was outstanding under the revolving loan facility.

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

In June 2015, in connection with the repayment in full and termination of the term loan facility, the Company also terminated the interest rate swap agreement. Upon settlement, the Company recognized an expense of $0.3 million within other income, net, in the condensed consolidated statement of operations.

Debt Maturities

The maturities of the Company’s debt as of December 31, 2015 were as follows (in thousands):

	Promissory	Revolving Loan
Year Ending June 30,	Note	Facility
2016 (remaining six months)	$50	$—
2017	—	15,000
	50	15,000
Less: imputed interest and unamortized discounts	(1)	—
Less: current portion	(49)	—
Noncurrent portion of debt	$—	$15,000

Letters of Credit

The Company has a $0.4 million letter of credit agreement with a financial institution that is used as collateral for fidelity bonds placed with an insurance company and a $0.5 million letter of credit agreement with a financial institution that is used as collateral for

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company’s corporate headquarters’ operating lease. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 days of the annual expiration date.

9. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2021. Rent expense was $0.9 million and $1.7 million for the three and six months ended December 31, 2015 and $0.9 million and $1.8 million for the three and six months ended December 31, 2014. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of December 31, 2015 were as follows (in thousands):

Operating
Year Ending June 30,	Leases
2016 (remaining six months)	$1,867
2017	3,490
2018	3,367
2019	1,393
2020	147
Thereafter	23
$10,287

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2015 and June 30, 2015.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2015 and June 30, 2015.

10. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and restricted stock units to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). In fiscal year 2016, the Company began granting to employees restricted stock units with a market condition that requires that the Company’s stock

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. To date, the Company has issued only ISOs, NQSOs, restricted stock units and performance-based stock awards under its stock incentive plans.

As of December 31, 2015, 13,642,714 shares were reserved and 12,097,530 shares were available for issuance under the 2010 Incentive Plan; 2,789,628 shares were reserved and 1,265,463 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions for the three and six months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Expected term (in years)	3.8	4.6	3.9	4.6
Expected volatility	42%	46%	43%	46%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.9%	1.6%	1.0%	1.6%
Grant date fair value	$1.91	$1.68	$1.94	$1.76

The Company estimates the fair value of restricted stock units with a market condition at the date of the grant using the Monte Carlo simulation model. The weighted average Monte Carlo simulation model assumptions for the three and six months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Expected term (in years)	4.0	—	4.0	—
Expected volatility	47%	—	47%	—
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.4%	—	1.3%	—
Grant date fair value	$5.80	—	$6.17	—

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company does not allocate most of its assets, nor its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense, other income, net, or (provision for) benefit from taxes by segment. Accordingly, the Company does not report such information.

Summarized information by segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net revenue by segment:
DMS	$64,961	$66,412	$137,350	$135,344
All Other	—	282	—	539
Total net revenue	64,961	66,694	137,350	135,883
Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	158	1,953	1,076	2,028
All Other	—	178	—	342
Total segment operating income before depreciation, amortization, and stock-based compensation expense	158	2,131	1,076	2,370
Depreciation and amortization	(3,772)	(4,986)	(7,716)	(10,408)
Stock-based compensation expense	(2,329)	(2,526)	(4,833)	(4,801)
Total operating loss	$(5,943)	$(5,381)	$(11,473)	$(12,839)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net revenue:
United States	$63,440	$65,397	$134,666	$133,467
International	1,521	1,297	2,684	2,416
Total net revenue	$64,961	$66,694	$137,350	$135,883

	December 31,	June 30,
	2015	2015
Property and equipment, net:
United States	$8,190	$8,313
International	488	252
Total property and equipment, net	$8,678	$8,565

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

Management Overview

QuinStreet, Inc. is a leader in performance marketing online. We have built a strong set of capabilities to engage Internet visitors in targeted media and to connect our marketing clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients.

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

Our Direct Marketing Services (“DMS”) business accounted for all of our net revenue in the three and six months ended December 31, 2015 and substantially all of our net revenue in the three and six months ended December 31, 2014. Our DMS business derives its net revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are financial services and education. Our financial services client vertical represented 50% and 47% of net revenue in the three and six months ended December 31, 2015 and 44% of net revenue in both the three and six months ended December 31, 2014. Our education client vertical represented 32% and 35% of net revenue in the three and six months ended December 31, 2015 and 35% and 36% of net revenue in the three and six months ended December 31, 2014. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 18% of net revenue in both the three and six months ended December 31, 2015 and 21% and 20% of net revenue in the three and six months ended December 31, 2014.

We generated the majority of our revenue from sales to clients in the United States.

No client accounted for 10% or more of our net revenue in the three and six months ended December 31, 2015 or 2014.

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

Our education client vertical has been significantly challenged by regulations and enforcement activity affecting U.S. for-profit education institutions over the past several years. For example, in January 2014, the Department of Education initiated an investigation of a publicly traded U.S. for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which went into effect on July 1, 2015. The regulations require career college programs to prepare students for gainful employment in a recognized occupation which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to federal financial aid, which typically constitutes an important source of funding for these programs. As a result, such programs may be modified, curtailed or eliminated. In July 2015, the Federal Trade Commission initiated an investigation of another publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have and may continue to result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. To offset the impact these activities have had on the U.S. for-profit education clients, we have broadened our product set from our traditional lead business with the addition of better qualified and matched leads or inquiries, clicks and calls; we believe these new enhanced products better match U.S. for-profit education client needs in the current regulatory environment. We have also broadened our markets in education to include not-for-profit schools and international markets in Brazil and India. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets.

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop or retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed new sources of media, including entering into strategic partnerships with other marketing and media companies. Such partnerships include takeovers of performance marketing functions for large web media properties; backend monetization of unmatched traffic for clients with large media buys; and white label products for other performance marketing companies. We have also grown our revenue from mobile and social traffic sources.

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

Regulations

Our revenue has fluctuated in part as a result of federal, state and industry-based regulations and developing standards with respect to the enforcement of those regulations. Our business is affected directly because we operate websites and conduct telemarketing and email marketing, and indirectly affected as our clients adjust their operations as a result of regulatory changes and enforcement activity that affect their industries.

Clients in our financial services vertical have been affected by laws and regulations and the increased enforcement of new and pre-existing laws and regulations. In addition, our education client vertical has been significantly affected by the adoption of regulations affecting U.S. for-profit education institutions over the past several years, and a high level of governmental scrutiny is expected to continue. The effect of these regulations, or any future regulations, may continue to result in fluctuations in the volume and mix of our business with these clients.

An example of a regulatory change that may affect our business is the Telephone Consumer Protection Act (the “TCPA”). Our efforts to comply with the TCPA have thus far had a relatively small negative effect on traffic conversion rates. However, our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the regulations. Those decisions may negatively affect our revenue or profitability.

Basis of Presentation

General

We operate as one reportable segment, DMS. The remainder of our business, which has historically been immaterial, is classified as “All Other.” See Note 11, Segment Information, to our condensed consolidated financial statements for further discussion and financial information regarding our reportable segment.

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

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense, and amortization of internal software development costs related to revenue-producing technologies. Media costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, and cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group, and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

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

Product Development. Product development expenses consist primarily of personnel costs and rent. We are constraining expenses generally to the extent practicable; however we expect product and development expenses to increase in absolute dollars in the future as we accelerate revenue growth and profitability.

Sales and Marketing.  Sales and marketing expenses consist primarily of personnel costs, advertising, professional services fees, and rent. We are constraining expenses generally to the extent practicable; however we expect sales and marketing expenses to increase in absolute dollars in the future as we accelerate revenue growth and profitability.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our finance, legal, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees, and insurance. We are constraining expenses generally to the extent practicable; however we expect general and administrative expenses to increase in absolute dollars in the future as we accelerate revenue growth and profitability.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to our revolving loan facility, term loan facility, and the related interest rate swap. Borrowings under our revolving loan facility and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, and other non-operating items.

(Provision for) Benefit from Income Taxes

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statement of operations for the periods indicated:

	Three Months Ended December 31,				Six Month Ended December 31,
	2015		2014		2015		2014
	(In thousands)				(In thousands)
Net revenue	$64,961	100.0%	$66,694	100.0%	$137,350	100.0%	$135,883	100.0%
Cost of revenue (1)	60,169	92.6	60,395	90.6	125,964	91.7	123,804	91.1
Gross profit	4,792	7.4	6,299	9.4	11,386	8.3	12,079	8.9
Operating expenses: (1)
Product development	3,761	5.8	4,244	6.4	8,147	5.9	9,200	6.8
Sales and marketing	2,917	4.5	3,357	5.0	6,492	4.7	7,024	5.2
General and administrative	4,057	6.2	4,079	6.1	8,220	6.0	8,694	6.4
Operating loss	(5,943)	(9.1)	(5,381)	(8.1)	(11,473)	(8.3)	(12,839)	(9.5)
Interest income	10	—	28	—	16	—	54	—
Interest expense	(145)	(0.2)	(786)	(1.2)	(278)	(0.2)	(1,966)	(1.4)
Other income, net	65	0.1	636	1.0	8	—	2,961	2.2
Loss before income taxes	(6,013)	(9.2)	(5,503)	(8.3)	(11,727)	(8.5)	(11,790)	(8.7)
(Provision for) benefit from taxes	(40)	(0.1)	26	—	(405)	(0.3)	26	—
Net loss	$(6,053)	(9.3)%	$(5,477)	(8.3)%	$(12,132)	(8.8)%	$(11,764)	(8.7)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$753	1.2%	$785	1.2%	$1,557	1.1%	$1,429	1.1%
Product development	445	0.7	594	0.9	1,045	0.8	1,189	0.9
Sales and marketing	444	0.7	562	0.8	869	0.6	1,026	0.8
General and administrative	687	1.1	585	0.9	1,362	1.0	1,157	0.9

Net Revenue

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2015	2014	2015	2014	% Change	% Change
	(in thousands)
Net revenue	$64,961	$66,694	$137,350	$135,883	(3%)	1%
Cost of revenue	60,169	60,395	125,964	123,804	(0%)	2%
Gross profit	$4,792	$6,299	$11,386	$12,079	(24%)	(6%)

Net revenue decreased $1.7 million, or 3%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. Our financial services client vertical revenue increased $2.8 million, or 10%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, primarily due to strategic partnerships that have increased and diversified our access to quality media and client budgets. In addition, enhanced click, lead, call and policy products have enabled us to access higher quality media for our clients and have led to increased client budgets. Our education client vertical revenue decreased $2.8 million, or 12% for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, primarily due to the loss of budget from a large U.S. for-profit education client and declines in our traditional lead business. This was offset by revenue from strategic partnerships that have increased and diversified our access to quality media and client budgets and growth from our broadened product set and markets. Our other client verticals revenue decreased $1.7 million or 13%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, primarily due to decreased client demand in the quarter in our business-to-business technology vertical, partially offset by increased client demand in our home services client vertical.

Net revenue increased $1.5 million, or 1%, for the six months ended December 31, 2015, compared to the six months ended December 31, 2014. Our financial services client vertical revenue increased $4.4 million, or 7%, for the six months ended December 31, 2015, compared to the six months ended December 31, 2014, primarily due to strategic partnerships that have increased and diversified our access to quality media and client budgets. In addition, enhanced click, lead, call and policy products have enabled us to access higher quality media for our clients and have led to increased client budgets. Our education client vertical revenue decreased $0.7 million, or 1%, for the six months ended December 31, 2015, compared to the six months ended December 31, 2014, primarily due to the loss of budget from a large U.S. for-profit education client and declines in our traditional lead business. This was offset by revenue from strategic partnerships that have increased and diversified our access to quality media and client budgets and growth from our broadened product set and markets. In addition, there was a one-time deferral of $1.6 million of revenue related to a large U.S. for-profit education client in the three months ended September 30, 2014. Our other client verticals revenue decreased $2.2 million, or 8%, for the six months ended December 31, 2015, compared to the six months ended December 31, 2014, primarily due to decreased client demand in our business-to-business technology, partially offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Margin

Cost of revenue was approximately flat for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, driven by decreased amortization of intangible assets of $1.1 million, offset by increased media costs of $1.0 million. The decreased amortization of intangible assets was attributable to assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. The increased media costs were the result of launching new strategic partnerships, which in their initial phase will result in media margins lower than the company average or the expected margin when such partnerships are fully integrated and operational. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 7% for the three months ended December 31, 2015 and 9% for the three months ended December 31, 2014. The decrease in gross margin was attributable to a higher percentage of revenue from new strategic partnerships, offset by decreased amortization of intangible assets.

Cost of revenue increased $2.2 million, or 2%, for the six months ended December 31, 2015, compared to the six months ended December 31, 2014, driven by increased media costs of $4.9 million, partially offset by decreased amortization of intangible assets of $2.4 million. The increased media costs were due the result of launching new strategic partnerships, which in their initial phase will result in media margins lower than the company average or the expected margin when such partnerships are fully integrated and operational. The decreased amortization of intangible assets was attributable to assets from historical acquisitions becoming fully amortized and a reduced number of acquisitions in recent periods. Gross margin was 8% for the six months ended December 31, 2015 and 9% for the six months ended December 31, 2014. The decrease in gross margin was attributable to a higher percentage of revenue from new strategic partnerships, offset by decreased amortization of intangible assets.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2015	2014	2015	2014	% Change	% Change
	(in thousands)
Product development	$3,761	$4,244	$8,147	$9,200	(11%)	(11%)
Sales and marketing	2,917	3,357	6,492	7,024	(13%)	(8%)
General and administrative	4,057	4,079	8,220	8,694	(1%)	(5%)
Operating expenses	$10,735	$11,680	$22,859	$24,918	(8%)	(8%)

Product Development Expenses

Product development expenses decreased $0.5 million, or 11%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. This was primarily due to decreased personnel costs of $0.4 million primarily related to decreased incentive compensation expense associated with the lower achievement of performance objectives.

Product development expenses decreased $1.1 million, or 11%, for the six months ended December 31, 2015, compared to the six months ended December 31, 2014. This was primarily due to decreased personnel costs of $1.0 million due to an increase in India employees as a percentage of total employees and decreased incentive compensation expense associated with the lower achievement of performance objectives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.4 million, or 13%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. This was primarily due to decreased personnel costs of $0.2 million primarily related to decreased incentive compensation associated with the lower achievement of performance objectives.

Sales and marketing expenses decreased $0.5 million, or 8%, for the six months ended December 31, 2015, compared to the six months ended December 31, 2014. This was primarily due to decreased personnel costs of $0.3 million primarily related to decreased performance incentive compensation associated with the lower achievement of performance objectives.

General and Administrative Expenses

General and administrative expenses were approximately flat for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. This was primarily due to decreased personnel costs of $0.2 million primarily related to decreased incentive compensation associated with the lower achievement of performance objectives, offset by an increase in stock-based compensation expense of $0.1 million.

General and administrative expenses decreased $0.5 million, or 5%, for the six months ended December 31, 2015, compared to the six months ended December 31, 2014. This was primarily due to decreased legal and audit fees of $0.4 million.

Interest and Other Income, Net

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2015	2014	2015	2014	% Change	% Change
	(in thousands)
Interest income	$10	$28	$16	$54	(64%)	(70%)
Interest expense	(145)	(786)	(278)	(1,966)	(82%)	(86%)
Other income, net	65	636	8	2,961	(90%)	(100%)
Interest and other income, net	$(70)	$(122)	$(254)	$1,049	(43%)	(124%)

Interest income was immaterial for the three and six months ended December 31, 2015 and 2014.

Interest expense decreased $0.6 million, or 82%, for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. This was due to decreased debt obligations.

Interest expense decreased $1.7 million, or 86%, for the six months ended December 31, 2015, compared to the six months ended December 31, 2014. This was due to decreased debt obligations and the acceleration of approximately $0.3 million of unamortized deferred upfront costs incurred in connection with the Second Amendment to the Credit Agreement in July 2014.

Other income, net decreased $0.6 million, or 90%, for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. This was primarily due to a decrease in gains on the sale of domain names that were not considered to be strategically important to our business of $0.6 million.

Other income, net decreased $3.0 million, or 100%, for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. This was primarily due to a decrease in gains on the sale of domain names that were not considered to be strategically important to our business of $3.0 million.

(Provision for) Benefit From Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands)
(Provision for) benefit from taxes	$(40)	$26	$(405)	$26

 We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of December 31, 2015 and June 30, 2015 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable.

We recorded an immaterial provision for income taxes for the three months ended December 31, 2015. We recorded a provision for income taxes of $0.4 million for the six months ended December 31, 2015, primarily due to a state tax examination which concluded as of December 31, 2015. Our annual statutory tax rate was 34% for the three and six months ended December 31, 2015. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income taxes for the period.

Due to the full valuation allowance against our deferred tax assets for the three and six months ended December 31, 2014, we recorded an immaterial benefit from income taxes. Our annual statutory tax rate was 34% for the three and six months ended December 31, 2014. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income taxes for the period.

Liquidity and Capital Resources

As of December 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $50.8 million and available borrowings under our $25.0 million revolving loan facility under which we have drawn $15.0 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

We believe that our existing cash, cash equivalents, cash we expect to generate from future operations, and our available borrowings under the revolving loan facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2015	2014
	(in thousands)
Cash flows (used in) provided by operating activities	$(4,963)	$600
Cash flows (used in) provided by investing activities	(2,983)	10,637
Cash flows used in financing activities	(1,722)	(7,491)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash used in operating activities was $5.0 million for the six months ended December 31, 2015, compared to cash flows provided by operating activities of $0.6 million for the six months ended December 31, 2014.

Cash used in operating activities for the six months ended December 31, 2015 consisted of a net loss of $12.1 million, which included a one-time restructuring charge of $0.2 million, offset by non-cash adjustments of $13.1 million. In addition, there was a net decrease in cash from changes in working capital of $5.9 million. The non-cash adjustments primarily consisted of depreciation and amortization of $7.7 million and stock-based compensation expense net of tax benefits of $4.8 million. The changes in working capital accounts were primarily due to an increase in prepaid expenses and other assets of $3.9 million and a decrease in accounts payable and accrued liabilities of $6.8 million, offset by a decrease in accounts receivable of $5.1 million. The increase in prepaid expenses and other assets were primarily due to a one-time $10.0 million cash payment to All Web Leads, a strategic partner, to be their exclusive monetization partner for the majority of its insurance categories, offset by a $6.5 million cash receipt from a federal tax refund. The decrease in accrued liabilities was primarily due to bonus payments which occur annually during the three months ended September 30, 2015 and the decrease in accounts receivable and accounts payable were primarily due to the timing of receipts and payments.

Cash provided by operating activities for the six months ended December 31, 2014 consisted of a net loss of $11.8 million, which included a one-time restructuring charge of $0.4 million, offset by non-cash adjustments of $12.9 million. In addition, there was a net decrease in cash from changes in working capital of $0.5 million. The non-cash adjustments primarily consisted of depreciation and amortization of $10.4 million, stock-based compensation expense net of tax benefits of $4.8 million and gain on the sale of domain names of $3.2 million. The changes in working capital accounts were primarily due to a decrease in accrued liabilities of $3.4 million, offset by an increase in accounts payable of $3.0 million and a decrease in accounts receivable of $0.4 million. The decrease in accrued liabilities was primarily due to bonus payments which occur annually during the three months ended September 30, 2014 and the increase in accounts payable was primarily due to timing of payments.

Investing Activities

Cash flows from investing activities include capital expenditures, capitalized internal development costs and purchases, sales and maturities of marketable securities.

Cash flows used in investing activities was $3.0 million for the six months ended December 31, 2015, compared to cash flows provided by investing activities of $10.6 million for the six months ended December 31, 2014.

Cash used in investing activities in the six months ended December 31, 2015 was primarily due to capital expenditures and internal software development costs of $3.1 million.

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

Cash used in financing activities was $1.7 million for the six months ended December 31, 2015, compared to cash flows used in financing activities of $7.5 million for the six months ended December 31, 2014.

Cash used in financing activities in the six months ended December 31, 2015 was due to withholding taxes related to restricted stock net share settlement of $1.7 million.

Cash used in financing activities in the six months ended December 31, 2014 was primarily due to principal payments on our term loan and acquisition-related notes payable of $8.2 million and withholding taxes related to restricted stock net share settlements of $0.6 million, offset by proceeds from exercises of stock options of $1.3 million and excess tax benefits from exercises of stock options of $0.1 million.

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

Contractual Obligations

Our contractual obligations relate to borrowings under our revolving loan facility, acquisition-related notes payable and operating leases. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

Loan Facility

As of December 31, 2015, we were party to a credit agreement (the “Credit Agreement”) with Comerica Bank (the “Bank”), as administrative agent and sole lender, which consisted of a $25.0 million revolving loan facility maturing on June 11, 2017. Borrowings under the revolving loan facility bear interest at a rate of the Eurodollar rate plus 3.00%, and are secured by substantially all of our assets. Pursuant to the Credit Agreement, the revolving loan facility is subject to a borrowing base consisting of eligible receivables and certain other customary conditions. We must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitments. We have the right to prepay the revolving loan facility or permanently reduce the revolving loan facility credit commitments without premium or penalty, in whole or in part at any time.

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

We were in compliance with all covenants under the Credit Agreement as of December 31, 2015 and June 30, 2015.

As of December 31, 2015 and June 30, 2015, there was $15.0 million outstanding under the revolving loan facility.

See Note 8, Debt, to our condensed consolidated financial statements for further information on our revolving loan facility.

Interest Rate Swap

During fiscal year 2015, we held an interest rate swap to reduce our exposure to the financial impact of changing interest rates under our term loan facility. In June 2015, in connection with our repayment in full and termination of the term loan facility, we also terminated the interest rate swap agreement. Upon settlement, we recognized an expense of $0.3 million within other income, net, in the condensed consolidated statement of operations.

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

As of December 31, 2015, our revolving loan facility had an outstanding balance of $15.0 million. Interest on borrowings under the revolving loan facility is payable quarterly at the Eurodollar rate plus 3.00%. Our exposure to interest rate risk under the revolving loan facility will depend on the extent to which we utilize the facility. A hypothetical change of 1% from prevailing interest rates as of December 31, 2015 would not have a material effect on our interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. Additionally, we generate leads from which users provide a wireless number, and in turn a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-party publishers will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

For example, in January 2014, the Department of Education initiated an investigation of a publicly traded U.S. for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In addition, in October 2014, the Department of Education announced final regulations on gainful employment which went into effect on July 1, 2015. The regulation requires career college programs to prepare students for gainful employment in a recognized occupation which requires the programs’ graduates’ annual loan payments to be less than a defined percentage of earnings. Programs that do not pass the test could lose access to federal financial aid, which typically constitutes an important source of funding for these programs. As a result, such programs may be modified, curtailed, or eliminated. In July 2015, the Federal Trade Commission initiated an investigation of another publicly traded

U.S. for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have and may continue to result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. Changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and our financial results.

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

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers. In many instances, third-party publishers can change the media inventory they make available to us at any time and, therefore, impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make media inventory available to us, or decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price, and quality requirements, in which case our revenue could decline or our operating costs could increase.

We depend upon Internet search providers to direct a significant portion of the visitors to our and our third-party publishers’ websites. Changes in search engine algorithms have in the past harmed, and may in the future, harm the websites’ placements in both paid and organic search result listings, which may reduce the number of visitors to our and our third-party publishers’ websites and as a result, cause our revenue to decline.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry, and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business is changing and evolving, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

Third-party publishers, strategic partners, vendors, or their respective affiliates may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients.

We generate a significant portion of our web visitors from online media that we purchase directly from our third-party publishers’ and strategic partners’ owned and operated websites, as well as indirectly from the affiliates of our third-party publishers and strategic partners. We also rely on third-party call centers and email marketers. Some of these third-parties, strategic partners, vendors, and their respective affiliates are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third-party publishers, strategic partners, vendors, or their respective affiliates which violates the marketing guidelines of our clients or that clients view as potentially damaging to their brands (e.g., search engine bidding on client trademarks), whether or not permitted by our contracts with our clients, could harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. Moreover, because we do not have a direct contractual relationship with the affiliates of our third-party publishers and strategic partners, we may not be able to monitor the compliance activity of such affiliates. If we are unable to cause our third-party publishers and strategic partners to monitor and enforce our clients’ contractual restrictions on such affiliates, our clients may terminate their relationships with us or decrease their marketing budgets with us. In addition, we may also face liability for any failure of our third-party publishers, strategic partners, vendors or their respective affiliates to comply with regulatory requirements, as further described in the risk factor beginning, “Negative changes in the market conditions or the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business, and growth.”

The law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party publishers, strategic partners, or vendors. Department of Education regulations impose liability on our education clients for misrepresentations made by their marketing service providers. In addition, certain of our contracts impose liability on us, including indemnification obligations, for the acts of our third-party publishers, strategic partners, or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, we could incur damages for the unauthorized or unlawful acts of third-party publishers or vendors.

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

A portion of our client business is sourced through advertising agencies and, in many cases, we contract with these agencies and not directly with the underlying client. Contracting with these agencies subjects us to greater credit risk than where we contract with clients directly. In many cases, agencies are not required to pay us unless and until they are paid by the underlying client. In addition, many agencies are thinly capitalized and have or may develop high-risk credit profiles. This credit risk may vary depending on the nature of an agency’s aggregated client base. If an agency were to become insolvent, or if an underlying client did not pay the agency, we may be required to write off account receivables as bad debt. Any such write-offs could have a materially negative effect on our results of operations for the periods in which the write-offs occur.

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

As of December 31, 2015, our directors and executive officers, together with their affiliates, beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: February 9, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.