Form 10-Q
period 2016-03-31
QUINSTREET, INC
filed 2016-05-10
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of common stock outstanding as of April 30, 2016: 45,417,582

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$54,802	$60,468
Accounts receivable, net	49,500	46,240
Deferred tax assets	173	166
Prepaid expenses and other assets	6,979	11,503
Total current assets	111,454	118,377
Property and equipment, net	8,282	8,565
Goodwill	56,118	56,118
Other intangible assets, net	12,172	19,030
Other assets, noncurrent	11,557	3,063
Total assets	$199,583	$205,153
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,489	$20,425
Accrued liabilities	29,957	27,146
Deferred revenue	903	1,208
Debt	50	49
Total current liabilities	53,399	48,828
Debt, noncurrent	15,000	15,000
Other liabilities, noncurrent	5,409	5,740
Total liabilities	73,808	69,568
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 45,416,200 and 44,617,850 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	45	45
Additional paid-in capital	254,574	249,358
Accumulated other comprehensive loss	(426)	(413)
Accumulated deficit	(128,418)	(113,405)
Total stockholders' equity	125,775	135,585
Total liabilities and stockholders' equity	$199,583	$205,153

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenue	$81,243	$75,345	$218,593	$211,228
Cost of revenue (1)	72,771	65,192	198,735	188,996
Gross profit	8,472	10,153	19,858	22,232
Operating expenses: (1)
Product development	4,136	4,653	12,283	13,853
Sales and marketing	2,861	3,881	9,353	10,905
General and administrative	4,264	4,300	12,484	12,994
Operating loss	(2,789)	(2,681)	(14,262)	(15,520)
Interest income	23	7	39	61
Interest expense	(155)	(760)	(433)	(2,726)
Other income, net	112	40	120	3,001
Loss before income taxes	(2,809)	(3,394)	(14,536)	(15,184)
(Provision for) benefit from taxes	(72)	178	(477)	204
Net loss	$(2,881)	$(3,216)	$(15,013)	$(14,980)
Net loss per share:
Basic	$(0.06)	$(0.07)	$(0.33)	$(0.34)
Diluted	$(0.06)	$(0.07)	$(0.33)	$(0.34)
Weighted average shares used in computing net loss per share:
Basic	45,333	44,522	45,098	44,409
Diluted	45,333	44,522	45,098	44,409

(1)

Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$787	$863	$2,344	$2,292
Product development	497	542	1,542	1,731
Sales and marketing	464	600	1,333	1,626
General and administrative	684	576	2,046	1,733

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net loss	$(2,881)	$(3,216)	$(15,013)	$(14,980)
Other comprehensive (loss) income:
Unrealized gain on investments:
Change in unrealized gain on investments	—	—	—	13
Less: reclassification adjustment related to realized loss on investments, net of tax of $0	—	16	—	16
Net change	—	16	—	29
Foreign currency translation adjustment	(6)	10	(13)	(15)
Change in unrealized (loss) gain on interest rate swap	—	(29)	—	225
Other comprehensive (loss) income	(6)	(3)	(13)	239
Comprehensive loss	$(2,887)	$(3,219)	$(15,026)	$(14,741)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(15,013)	$(14,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,437	14,778
Provision for sales returns and doubtful accounts receivable	843	58
Write-off of bank loan upfront fees	—	328
Stock-based compensation	7,265	7,382
Gain on sales of domain names	(160)	(3,331)
Other adjustments, net	—	160
Changes in assets and liabilities:
Accounts receivable	(4,103)	(3,040)
Prepaid expenses and other assets	(3,968)	(734)
Deferred taxes	(8)	2
Accounts payable	2,121	2,128
Accrued liabilities	3,007	2,146
Deferred revenue	(305)	181
Other liabilities, noncurrent	(327)	(316)
Net cash provided by operating activities	789	4,762
Cash Flows from Investing Activities
Capital expenditures	(1,689)	(2,629)
Internal software development costs	(2,689)	(1,428)
Purchases of marketable securities	—	(16,600)
Proceeds from maturities of marketable securities	—	26,849
Proceeds from sales of marketable securities	—	28,427
Proceeds from sales of domain names	135	3,346
Other investing activities	(2)	11
Net cash (used in) provided by investing activities	(4,245)	37,976
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	26	1,300
Principal payments on term loan facility	—	(12,500)
Payment of bank loan upfront fees	—	(272)
Principal payments on acquisition-related notes payable	—	(444)
Withholding taxes related to restricted stock net share settlement	(2,139)	(910)
Net cash used in financing activities	(2,113)	(12,826)
Effect of exchange rate changes on cash and cash equivalents	(97)	11
Net (decrease) increase in cash and cash equivalents	(5,666)	29,923
Cash and cash equivalents at beginning of period	60,468	84,177
Cash and cash equivalents at end of period	$54,802	$114,100
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	492	2,415
Cash paid for income taxes	729	772

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketing products and technologies. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company provides customer acquisition programs for clients in various industry verticals such as financial services and education. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the SEC on August 19, 2015. The condensed consolidated balance sheet at June 30, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at March 31, 2016, its condensed consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015, its condensed consolidated statements of comprehensive loss for the three and nine months ended March 31, 2016 and 2015, and its condensed consolidated statements of cash flows for the nine months ended March 31, 2016 and 2015. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2016, or any other future period.

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

Concentrations of Credit Risk

The Company had one client that accounted for 16% and 11% of net revenue for the three and nine months ended March 31, 2016. No other client accounted for more than 10% of net revenue for the three and nine months ended March 31, 2016 and no client accounted for more than 10% of net revenue for the three and nine months ended March 31, 2015. No client accounted for more than 10% of net accounts receivable as of March 31, 2016 or June 30, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, an acquisition-related promissory note and a revolving loan facility. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The fair value of the acquisition-related promissory note approximates its recorded amount as the interest rates on similar financing arrangements available to the Company at March 31, 2016 approximate the interest rates implied when this acquisition-related promissory note was originally issued and recorded. The Company believes that the fair value of the revolving loan facility approximates its recorded amount at March 31, 2016 as the interest rate on the revolving loan facility is variable and is based on market interest rates and after consideration of default and credit risk.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. The new standards become effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company is currently assessing the impact of this new guidance.

In June 2014, the FASB issued a new accounting standard update on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period, which amends ASC 718, “Compensation - Stock Compensation.” The amendment provides guidance on the treatment of share-based payment awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new guidance becomes effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued a new accounting standard update on the balance sheet classification of deferred taxes. The new standard requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The new guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued a new accounting standard update which replaces ASC 840, “Leases.” The new guidance requires a lessee to recognize on its balance sheet a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability representing its lease payment obligations. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance becomes effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently assessing the impact of this new guidance.

In March 2016, the FASB issued a new accounting standard update on the accounting for share-based payments. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company is currently assessing the impact of this new guidance.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(2,881)	$(3,216)	$(15,013)	$(14,980)
Denominator:
Basic and Diluted:
Weighted average shares of common stock computing basic and diluted net loss per share	45,333	44,522	45,098	44,409
Net loss per share:
Basic and Diluted (1)	$(0.06)	$(0.07)	$(0.33)	$(0.34)
Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	6,929	6,524	5,287	8,879

(1)

Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred for the three and nine months ended March 31, 2016 and 2015. The assumed issuance of any additional shares would be anti-dilutive.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of March 31, 2016, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2016, the Company used Level 2 assumptions for its acquisition-related promissory note and revolving loan facility.

Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2016, the Company did not have any Level 3 financial assets or liabilities.

The Company’s financial instruments as of March 31, 2016 and June 30, 2015 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2016 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,182	$—	$20,182
Liabilities:
Acquisition-related promissory note (1)	$—	$50	$50
Revolving loan facility (1)	—	15,000	15,000
	$—	$15,050	$15,050

	Fair Value Measurements as of June 30, 2015 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,156	$—	$20,156
Liabilities:
Acquisition-related promissory note (1)	$—	$49	$49
Revolving loan facility (1)	—	15,000	15,000
	$—	$15,049	$15,049

(1)	These liabilities are carried at historical cost on the Company's condensed consolidated balance sheets.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company holds money market funds of $20.2 million as of March 31, 2016 and June 30, 2015. Gross unrealized gains and losses were not material as the carrying value approximated estimated fair value due to its short maturities. The Company did not hold any marketable securities as of March 31, 2016 and June 30, 2015.

The Company did not realize any material gains or losses from sales of its securities for the three and nine months ended March 31, 2016 and 2015. As of March 31, 2016 and June 30, 2015, the Company did not hold securities that had maturity dates greater than one year.

Variable Interest Entities

A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE requires significant assumptions and judgments, including the identification of significant activities and an assessment of the Company’s ability to direct those activities. The Company has an equity interest in a privately held entity that is a VIE, of which the Company is not the primary beneficiary. Accordingly, the interest of $2.5 million as of March 31, 2016 and June 30, 2015 is recognized at cost within other assets, noncurrent on the Company’s condensed consolidated balance sheets. The Company’s interest was evaluated for impairment as of March 31, 2016 and June 30, 2015 which did not result in any indications of impairment. The Company’s maximum exposure to loss as a result of the unconsolidated VIE is $2.5 million at March 31, 2016, which represents the carrying value of the Company’s investment in the VIE.

5. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of March 31, 2016, the Company has recorded $1.0 million within prepaid expenses and other assets and $8.5 million in other assets, noncurrent on the condensed consolidated balance sheet. Amortization expense was $0.3 million and $0.5 million for the three and nine months ended March 31, 2016.

6. Intangible Assets and Goodwill

Intangible assets, net balances, excluding goodwill, consisted of the following (in thousands):

	March 31, 2016			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$36,655	$(35,173)	$1,482	$37,056	$(33,916)	$3,140
Content	61,732	(56,939)	4,793	62,162	(54,629)	7,533
Website/trade/domain names	31,475	(26,662)	4,813	31,533	(24,697)	6,836
Acquired technology and others	36,733	(35,649)	1,084	36,742	(35,221)	1,521
	$166,595	$(154,423)	$12,172	$167,493	$(148,463)	$19,030

Amortization of intangible assets was $2.1 million and $6.8 million for the three and nine months ended March 31, 2016 and $2.9 million and $10.0 million for the three and nine months ended March 31, 2015.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of March 31, 2016 was as follows (in thousands):

Year Ending June 30,	Amortization
2016 (remaining three months)	$2,422
2017	6,124
2018	1,945
2019	798
2020	773
Thereafter	110
$12,172

As of March 31, 2016 and June 30, 2015, goodwill was $56.1 million.

The Company conducts a test for the impairment of goodwill at the reporting unit level on at least an annual basis and whenever there are events or changes in circumstances that would more likely than not reduce the estimated fair value of a reporting unit below its carrying value. In the third quarter of fiscal year 2016, the Company’s public market capitalization experienced a decline to a value below the net book carrying value of the Company’s equity which triggered the necessity to conduct an interim goodwill impairment test as of March 31, 2016. As of March 31, 2016, the Company had one reporting unit. Given that the Company’s shares are publicly traded in an active market, the Company believes that the quoted market price is the best evidence of fair value. As of March 31, 2016, the Company’s market capitalization exceeded the Company’s net book carrying value. Additionally, the Company estimated fair value utilizing a weighting of the fair values derived from the market and income approach which exceeded the Company’s net book carrying value. Based on the results of the step one interim impairment test, the Company determined there was no goodwill impairment as of March 31, 2016.

7. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of March 31, 2016 and June 30, 2015 as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable.

The Company recorded a provision for income taxes of $0.1 million and $0.5 million for the three and nine months ended March 31, 2016, primarily due to the outcome of a state tax examination.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EBITDA under the Credit Agreement is defined as net loss less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income, net, acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Credit Agreement, as amended from time to time. The Company must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitments. The Company has the right to prepay the revolving loan facility or permanently reduce the revolving loan facility commitments without premium or penalty, in whole or in part at any time.

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

(d) $4,000,000 for the quarter ended March 31, 2016; and

(e) $5,000,000 for the quarter ending June 30, 2016.

Thereafter, minimum EBITDA increases each quarter in $1,000,000 increments; provided that there shall be no loss in EBITDA greater than $2,000,000 in any fiscal quarter during such trailing four quarter period.

2. Minimum adjusted quick ratio as of the end of each month of not less than 1.25 to 1.00.

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of March 31, 2016 and June 30, 2015.

As of March 31, 2016 and June 30, 2015, $15.0 million was outstanding under the revolving loan facility.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Debt Maturities

The maturities of the Company’s debt as of March 31, 2016 were as follows (in thousands):

	Promissory	Revolving Loan
Year Ending June 30,	Note	Facility
2016 (remaining three months)	$50	$—
2017	—	15,000
	50	15,000
Less: imputed interest and unamortized discounts	—	—
Less: current portion	(50)	—
Noncurrent portion of debt	$—	$15,000

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

9. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2021. Rent expense was $0.8 million and $2.5 million for the three and nine months ended March 31, 2016 and $0.9 million and $2.7 million for the three and nine months ended March 31, 2015. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of March 31, 2016 were as follows (in thousands):

Operating
Year Ending June 30,	Leases
2016 (remaining three months)	$949
2017	3,502
2018	3,379
2019	1,406
2020	159
Thereafter	26
$9,421

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2016 and June 30, 2015.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2016 and June 30, 2015.

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

As of March 31, 2016, 13,642,714 shares were reserved and 12,522,916 shares were available for issuance under the 2010 Incentive Plan; 2,789,628 shares were reserved and 1,249,574 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The weighted average Black-Scholes model assumptions for the three and nine months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Expected term (in years)	3.5	4.6	3.9	4.6
Expected volatility	43%	47%	43%	46%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.1%	1.4%	1.0%	1.6%
Grant date fair value	$0.98	$2.32	$1.89	$1.79

The Company estimates the fair value of restricted stock units with a market condition at the date of the grant using the Monte Carlo simulation model. The weighted average Monte Carlo simulation model assumptions for the three and nine months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Expected term (in years)	4.0	—	4.0	—
Expected volatility	45%	—	47%	—
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.5%	—	1.3%	—
Grant date fair value	$3.22	—	$5.08	—

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Summarized information by segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenue by segment:
DMS	$81,243	$75,109	$218,593	$210,453
All Other	—	236	—	775
Total net revenue	81,243	75,345	218,593	211,228
Segment operating income before depreciation, amortization, and stock-based compensation expense:
DMS	3,364	4,131	4,440	6,159
All Other	—	139	—	481
Total segment operating income before depreciation, amortization, and stock-based compensation expense	3,364	4,270	4,440	6,640
Depreciation and amortization	(3,721)	(4,370)	(11,437)	(14,778)
Stock-based compensation expense	(2,432)	(2,581)	(7,265)	(7,382)
Total operating loss	$(2,789)	$(2,681)	$(14,262)	$(15,520)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenue:
United States	$79,351	$73,575	$214,017	$207,042
International	1,892	1,770	4,576	4,186
Total net revenue	$81,243	$75,345	$218,593	$211,228

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	June 30,
	2016	2015
Property and equipment, net:
United States	$7,583	$8,313
International	699	252
Total property and equipment, net	$8,282	$8,565

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

Management Overview

QuinStreet, Inc. is a leader in performance marketing products and technologies. We have built a strong set of capabilities to engage Internet visitors in targeted media and to connect our marketing clients with their potential customers online. We focus on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help visitors make informed choices, find the products that match their needs, and thus become qualified customer prospects for our clients.

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

Our Direct Marketing Services (“DMS”) business accounted for all of our net revenue for the three and nine months ended March 31, 2016 and substantially all of our net revenue for the three and nine months ended March 31, 2015. Our DMS business derives its net revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals within our DMS business are financial services and education. Our financial services client vertical represented 56% and 51% of net revenue for the three and nine months ended March 31, 2016 and 41% and 43% of net revenue for the three and nine months ended March 31, 2015. Our education client vertical represented 28% and 32% of net revenue for the three and nine months ended March 31, 2016 and 41% and 37% of net revenue for the three and nine months ended March 31, 2015. Other DMS client verticals, consisting primarily of business-to-business technology, home services and medical, represented 16% and 17% of net revenue for the three and nine months ended March 31, 2016 and 18% and 20% of net revenue for the three and nine months ended March 31, 2015.

We generated the majority of our revenue from sales to clients in the United States.

One client accounted for 16% and 11% of our net revenue for the three and nine months ended March 31, 2016. No other client accounted for more than 10% of our net revenue for the three and nine months ended March 31, 2016 and no client accounted for more than 10% of our net revenue for the three and nine months ended March 31, 2015.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2016 will continue to be generated from clients in these two client verticals. In addition, revenue from our financial services client vertical is expected to increase at a greater rate than revenue from our education and other DMS client verticals.

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

Development and Acquisition of Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop and retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed new sources of media, including entering into strategic partnerships with other marketing and media companies. Such partnerships include takeovers of performance marketing functions for large web media properties; backend monetization of unmatched traffic for clients with large media buys; and white label products for other performance marketing companies. We have also grown our revenue from mobile and social traffic sources.

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

An example of a regulatory change that may affect our business is the amendment of the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls. Our efforts to comply with the TCPA have thus far had a relatively small negative effect on traffic conversion rates. However, our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the regulations. Those decisions may negatively affect our revenue or profitability.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016		2015		2016		2015
	(In thousands)				(In thousands)
Net revenue	$81,243	100.0%	$75,345	100.0%	$218,593	100.0%	$211,228	100.0%
Cost of revenue (1)	72,771	89.6	65,192	86.5	198,735	90.9	188,996	89.5
Gross profit	8,472	10.4	10,153	13.5	19,858	9.1	22,232	10.5
Operating expenses: (1)
Product development	4,136	5.1	4,653	6.2	12,283	5.6	13,853	6.5
Sales and marketing	2,861	3.5	3,881	5.2	9,353	4.3	10,905	5.1
General and administrative	4,264	5.2	4,300	5.7	12,484	5.7	12,994	6.2
Operating loss	(2,789)	(3.4)	(2,681)	(3.6)	(14,262)	(6.5)	(15,520)	(7.3)
Interest income	23	—	7	—	39	—	61	—
Interest expense	(155)	(0.2)	(760)	(1.0)	(433)	(0.2)	(2,726)	(1.3)
Other income, net	112	0.1	40	0.1	120	—	3,001	1.4
Loss before income taxes	(2,809)	(3.5)	(3,394)	(4.5)	(14,536)	(6.7)	(15,184)	(7.2)
(Provision for) benefit from taxes	(72)	—	178	0.2	(477)	(0.2)	204	0.1
Net loss	$(2,881)	(3.5)%	$(3,216)	(4.3)%	$(15,013)	(6.9)%	$(14,980)	(7.1)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$787	1.0%	$863	1.1%	$2,344	1.1%	$2,292	1.1%
Product development	497	0.6	542	0.7	1,542	0.7	1,731	0.8
Sales and marketing	464	0.6	600	0.8	1,333	0.6	1,626	0.8
General and administrative	684	0.8	576	0.8	2,046	0.9	1,733	0.8

Net Revenue

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2016	2015	2016	2015	% Change	% Change
	(In thousands)
Net revenue	$81,243	$75,345	$218,593	$211,228	8%	3%
Cost of revenue	72,771	65,192	198,735	188,996	12%	5%
Gross profit	$8,472	$10,153	$19,858	$22,232	(17%)	(11%)

Net revenue increased $5.9 million, or 8%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Our financial services client vertical revenue increased $15.0 million, or 49%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to the continued rollout of enhanced products and media management platform and to strategic partnerships that have increased and diversified our access to quality media and client budgets. Our education client vertical revenue decreased $8.0 million, or 26%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to the exit from the channel by a large U.S. for-profit education client and to a one-time benefit in the three months ended March 31, 2015 from the collection of previously deferred revenue of $1.6 million related to a large U.S. for-profit education client. Our other client verticals revenue decreased $1.1 million, or 8%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to decreased client demand in the quarter in our business-to-business technology client vertical, partially offset by increased client demand in our home services client vertical.

Net revenue increased $7.4 million, or 3%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. Our financial services client vertical revenue increased $19.4 million, or 21%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015, primarily due to the continued rollout of enhanced products and media management platform and to strategic partnerships that have increased and diversified our access to quality media and client budgets.

In addition, enhanced click, lead, call and policy products have enabled us to access more budgets and higher quality media for our clients and have led to increased client budgets. Our education client vertical revenue decreased $8.7 million, or 11%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015, primarily due to the exit from the channel by a large U.S. for-profit education client. Our other client verticals revenue decreased $3.3 million, or 8%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015, primarily due to decreased client demand in our business-to-business technology client vertical, partially offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Margin

Cost of revenue increased $7.6 million, or 12%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, driven by increased media costs of $8.0 million due to higher revenue volumes. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 10% for the three months ended March 31, 2016 and 13% for the three months ended March 31, 2015. The decrease in gross margin was attributable to a higher proportion of our revenue coming from our financial services click products, which tend to have higher media costs as a percentage of revenue, and to a one-time benefit in the three months ended March 31, 2015 from the collection of previously deferred revenue of $1.3 million related to a large U.S. for-profit education client. This was partially offset by benefits from top-line leverage on personnel costs included in cost of revenue and by decreased amortization of intangible assets related to historical acquisitions becoming fully amortized and reduced spending on acquisitions in recent periods.

Cost of revenue increased $9.7 million, or 5%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015, driven by increased media costs of $12.9 million, partially offset by decreased amortization of intangible assets of $3.2 million. The increased media costs were due to higher revenue volumes. The decreased amortization of intangible assets was related to historical acquisitions becoming fully amortized and reduced spending on acquisitions in recent periods. Gross margin was 9% for the nine months ended March 31, 2016 and 11% for the nine months ended March 31, 2015. The decrease in gross margin was attributable to a higher proportion of our revenue coming from our financial services click products, which tend to have higher media costs as a percentage of revenue, partially offset by benefits from top-line leverage on personnel costs included in cost of revenue and decreased amortization of intangible assets.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2016	2015	2016	2015	% Change	% Change
	(In thousands)
Product development	$4,136	$4,653	$12,283	$13,853	(11%)	(11%)
Sales and marketing	2,861	3,881	9,353	10,905	(26%)	(14%)
General and administrative	4,264	4,300	12,484	12,994	(1%)	(4%)
Operating expenses	$11,261	$12,834	$34,120	$37,752	(12%)	(10%)

Product Development Expenses

Product development expenses decreased $0.5 million, or 11%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This was primarily due to decreased personnel costs of $0.6 million related to decreased incentive compensation expense associated with the lower achievement of performance objectives and decreased average headcount.

Product development expenses decreased $1.6 million, or 11%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. This was primarily due to decreased personnel costs of $1.6 million related to decreased incentive compensation expense associated with the lower achievement of performance objectives and decreased average headcount.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.0 million, or 26%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This was primarily due to decreased personnel costs of $0.6 million related to decreased incentive compensation associated with the lower achievement of performance objectives and decreased average headcount.

Sales and marketing expenses decreased $1.6 million, or 14%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. This was primarily due to decreased personnel costs of $0.9 million related to decreased performance incentive compensation associated with the lower achievement of performance objectives and decreased average headcount.

General and Administrative Expenses

General and administrative expenses were approximately flat for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This was primarily due to decreased personnel costs of $0.1 million related to decreased incentive compensation associated with the lower achievement of performance objectives.

General and administrative expenses decreased $0.5 million, or 4%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. This was primarily due to decreased legal and audit fees of $0.2 million and decreased personnel costs of $0.3 million related to decreased incentive compensation associated with the lower achievement of performance objectives.

Interest and Other Income, Net

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2016	2015	2016	2015	% Change	% Change
	(In thousands)
Interest income	$23	$7	$39	$61	229%	(36%)
Interest expense	(155)	(760)	(433)	(2,726)	(80%)	(84%)
Other income, net	112	40	120	3,001	180%	(96%)
Interest and other income, net	$(20)	$(713)	$(274)	$336	(97%)	(182%)

Interest income was immaterial for the three and nine months ended March 31, 2016 and 2015.

Interest expense decreased $0.6 million, or 80%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This was due to decreased debt obligations.

Interest expense decreased $2.3 million, or 84%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. This was due to decreased debt obligations and the acceleration of approximately $0.3 million of unamortized deferred upfront costs incurred in connection with the Second Amendment to the Credit Agreement in July 2014.

Other income, net increased $0.1 million, or 180%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Other income, net decreased $2.9 million, or 96%, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. This was primarily due to a decrease in gains on the sale of domain names that were not considered to be strategically important to our business of $3.2 million.

(Provision for) Benefit From Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands)
(Provision for) benefit from taxes	$(72)	$178	$(477)	$204

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2016 and June 30, 2015 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable.

We recorded a provision for income taxes of $0.1 million  and $0.5 million for the three and nine months ended March 31, 2016, primarily due to the outcome of a state tax examination. Our annual statutory tax rate was 34% for the three and nine months ended March 31, 2016. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income taxes for the period.

We recorded a benefit from income taxes of $0.2 million for the three and nine months ended March 31, 2015, primarily due to the carryback of prior year tax losses. Our annual statutory tax rate was 35% for the three and nine months ended March 31, 2015. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income taxes for the period.

Liquidity and Capital Resources

As of March 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $54.8 million, cash we expect to generate from future operations, and available borrowings under our $25.0 million revolving loan facility under which we have drawn $15.0 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, payment on our revolving loan facility which matures in June 2017, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our revolving loan facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt, issue additional equity securities or draw down on or increase our borrowing capacity under our current revolving loan facility for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash flows provided by operating activities	$789	$4,762
Cash flows (used in) provided by investing activities	(4,245)	37,976
Cash flows used in financing activities	(2,113)	(12,826)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $0.8 million for the nine months ended March 31, 2016, compared to cash flows provided by operating activities of $4.8 million for the nine months ended March 31, 2015.

Cash provided by operating activities for the nine months ended March 31, 2016 consisted of a net loss of $15.0 million, which included a one-time restructuring charge of $0.3 million, offset by non-cash adjustments of $19.4 million. In addition, there was a net decrease in cash from changes in working capital of $3.6 million. The non-cash adjustments primarily consisted of depreciation and amortization of $11.4 million and stock-based compensation expense of $7.3 million. The changes in working capital accounts were primarily due to an increase in accounts receivable of $4.1 million and prepaid expenses and other assets of $4.0 million, offset by an increase in accounts payable and accrued liabilities of $5.1 million. The increase in prepaid expenses and other assets was primarily due to a one-time $10.0 million cash payment to All Web Leads, a strategic partner, to be their exclusive click monetization partner for the majority of their insurance categories, offset by a cash receipt from a federal tax refund of $6.5 million. The increase in accounts payable and accrued liabilities as well as the increase in accounts receivable were primarily due to the timing of receipts and payments.

Cash provided by operating activities for the nine months ended March 31, 2015 consisted of a net loss of $15.0 million, which included a one-time restructuring charge of $0.4 million, offset by non-cash adjustments of $19.4 million. In addition, there was a net increase in cash from changes in working capital of $0.4 million. The non-cash adjustments primarily consisted of depreciation and amortization of $14.8 million, gain on the sale of domain names that were not considered to be strategically important to our business of $3.3 million and stock-based compensation expense of $7.4 million. The changes in working capital accounts were primarily due to an increase in accounts payable and accrued liabilities of $4.3 million, offset by an increase in accounts receivable of $3.0 million. The increase in accounts payable and accrued liabilities as well as the increase in accounts receivable were primarily due to timing of payments.

Investing Activities

Cash flows from investing activities include capital expenditures, capitalized internal development costs and purchases, sales and maturities of marketable securities.

Cash flows used in investing activities was $4.2 million for the nine months ended March 31, 2016, compared to cash flows provided by investing activities of $38.0 million for the nine months ended March 31, 2015.

Cash used in investing activities in the nine months ended March 31, 2016 was primarily due to capital expenditures and internal software development costs of $4.4 million.

Cash provided by investing activities in the nine months ended March 31, 2015 was primarily due to net sales and maturities of marketable securities of $38.7 million and proceeds from the sale of domain names that were not considered to be strategically important to our business of $3.3 million, offset by capital expenditures and internal software development costs of $4.1 million.

Financing Activities

Cash flows from financing activities include proceeds from exercise of stock options, principal payments on term loan facility and acquisition-related notes payable and withholding taxes related to restricted stock net of share settlement.

Cash used in financing activities was $2.1 million for the nine months ended March 31, 2016, compared to cash flows used in financing activities of $12.8 million for the nine months ended March 31, 2015.

Cash used in financing activities in the nine months ended March 31, 2016 was due to withholding taxes related to restricted stock net share settlement of $2.1 million.

Cash used in financing activities in the nine months ended March 31, 2015 was primarily due to principal payments on our term loan and acquisition-related notes payable of $13.2 million and withholding taxes related to restricted stock net share settlement of $0.9 million, offset by proceeds from exercises of stock options of $1.3 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We have an investment in a variable interest entity of which we are not the primary beneficiary and as to which we do not have any material obligations.

Contractual Obligations

Our contractual obligations relate to borrowings under our revolving loan facility, acquisition-related notes payable and operating leases. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

Loan Facility

As of March 31, 2016, we were party to a credit agreement (the “Credit Agreement”) with Comerica Bank (the “Bank”), as administrative agent and sole lender, which consisted of a $25.0 million revolving loan facility maturing on June 11, 2017. Borrowings under the revolving loan facility bear interest at a rate of the Eurodollar rate plus 3.00%, and are secured by substantially all of our assets. Pursuant to the Credit Agreement, the revolving loan facility is subject to a borrowing base consisting of eligible receivables and certain other customary conditions. We must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitments. We have the right to prepay the revolving loan facility or permanently reduce the revolving loan facility credit commitments without premium or penalty, in whole or in part at any time.

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

We were in compliance with all covenants under the Credit Agreement as of March 31, 2016 and June 30, 2015.

As of March 31, 2016 and June 30, 2015, there was $15.0 million outstanding under the revolving loan facility.

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

As of March 31, 2016, our revolving loan facility had an outstanding balance of $15.0 million. Interest on borrowings under the revolving loan facility is payable quarterly at the Eurodollar rate plus 3.00%. Our exposure to interest rate risk under the revolving loan facility will depend on the extent to which we utilize the facility. A hypothetical change of 1% from prevailing interest rates as of March 31, 2016 would not have a material effect on our interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is a still developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as but not limited to:

•	our still developing industry and relatively new business model;
•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting our, our third-party publishers’, and our clients’ businesses;
•	our dependence on the availability and affordability of quality media from third-party publishers and strategic partners;
•	our dependence on Internet search companies to attract Internet visitors;
•	our ability to accurately forecast our results of operations and appropriately plan our expenses;
•	our ability to compete in our industry;
•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;
•	our ability to develop our websites to allow Internet visitors to access our websites through mobile devices;
•	our ability to develop new services, enhancements and features to meet new demands from our clients; and
•	our ability to successfully challenge regulatory audits, investigations, or allegations of noncompliance with laws.

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

To date, we have generated a large portion of our revenue from our education client vertical, and nearly all of that revenue was generated from post-secondary education institutions. Post-secondary education institutions are subject to extensive federal and state regulations (including the Higher Education Act, Department of Education regulations and individual state higher education regulations) and regulatory enforcement authorities (including the Department of Education, the Federal Trade Commission, the Consumer Finance Protection Bureau and state attorneys general). The regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as private student lending and the school’s eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our education clients. There have been significant changes to these regulations in the recent past (e.g., gainful employment regulations) and a high level of regulatory scrutiny and enforcement activity (e.g., civil investigative demands made on our clients and other post-secondary education institutions). Heightened regulatory activity and legislative scrutiny are expected to continue in the post-secondary education sector and may have an adverse effect on our operating results as our management may be required to devote substantial time and resources to such matters, and such matters may result in lower client marketing spend.

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

In July 2015, the Federal Trade Commission initiated an investigation of another publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices and in January 2016, the Federal Trade Commission filed a lawsuit against another publicly-traded U.S. for-profit education client with respect to its advertising practices. Moreover, the Department of Education, the Consumer Finance Protection Bureau, the Federal Trade Commission and several state attorneys general currently have open investigations with several other post-secondary educational institutions including some of our clients. In connection with investigations of our clients’ marketing practices, regulatory authorities may also make requests to us for information, which requests may consume substantial time and resources and result in a negative effect on our operating results. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have and may continue to result in a decrease in these clients’ spending with us, and fluctuations in the volume and mix of our business with these clients. This may be the case notwithstanding the fact that we are not a target of these regulatory investigations or inquiries and the fact that our marketing practices consist largely of utilizing client-provided or client-approved online marketing materials subject to client advertising guidelines. Changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and our financial results.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 16% and 11% of our net revenue for the three and nine months ended March 31, 2016. Our clients can generally terminate their contracts with us at any time and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We depend on third-party publishers, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

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

We have invested and expect to continue to invest in new businesses, products, markets, services and technologies, including more expensive forms of media. For example, we expended significant resources in developing new products and technologies and made strategic outlays in, among other things, partnerships, which in the short term may have the effect of reducing our Adjusted EBITDA margin. If we are unsuccessful in our monetization efforts with respect to new products and investments, we may fail to engage and retain users and clients. We may have insufficient revenue to fully offset liabilities and expenses in connection with these investments and may experience inadequate, unpredictable return of capital on our investments. As a result of these investments, we expect fluctuations in our Adjusted EBITDA margin.

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

Competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue, and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition, such as Google,

Yahoo! and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Internet advertising and web traffic. Some of these companies may offer or develop more vertically targeted products that match users with products and services and, thus, compete with us more directly. For example, Google’s search engine provides comparison shopping for insurance and other financial products, which could in the future compete directly with our comparison platforms, divert our users and ultimately our clients, and result in a significant loss of revenue for our financial services vertical. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients and market share, and our revenue may decline.

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

Third-party publishers, strategic partners, vendors, or their respective affiliates may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients and revenue.

We generate a significant portion of our web visitors from online media that we source directly from our third-party publishers’ and strategic partners’ owned and operated websites, as well as indirectly from the affiliates of our third-party publishers and strategic partners. We also rely on third-party call centers and email marketers. Some of these third-parties, strategic partners, vendors, and their respective affiliates are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third-party publishers, strategic partners, vendors, or their respective affiliates which violates the marketing guidelines of our clients or that clients view as potentially damaging to their brands (e.g., search engine bidding on client trademarks), whether or not permitted by our contracts with our clients, could harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. Moreover, because we do not have a direct contractual relationship with the affiliates of our third-party publishers and strategic partners, we may not be able to monitor the compliance activity of such affiliates. If we are unable to cause our third-party publishers and strategic partners to monitor and enforce our clients’ contractual restrictions on such affiliates, our clients may terminate their relationships with us or decrease their marketing budgets with us. In addition, we may also face liability for any failure of our third-party publishers, strategic partners, vendors or their respective affiliates to comply with regulatory requirements, as further described in the risk factor beginning, “Negative changes in the market conditions or the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business, and growth.”

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

In order to comply with the Sarbanes-Oxley Act of 2002, our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. All control systems have inherent limitations, and, accordingly, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute. If we are required to pay damages or expenses in connection with these legal claims, our results of operations and business may be harmed.

We display original content and third-party content on our websites and in our marketing messages. As a result, we face potential liability based on a variety of claims, including defamation, negligence, deceptive advertising (including Department of Education regulations regarding misrepresentation in education marketing), copyright or trademark infringement. We are also exposed to risk that content provided by third-parties is inaccurate or misleading, and for material posted to our websites by users and other third-parties. These claims, whether brought in the United States or abroad, could divert our management’s time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

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

We continue to have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of historical acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names, acquired technology, among others, as of the acquisition date, and are amortized based on their economic lives. Goodwill that is expected to contribute indefinitely to our cash flows is not amortized, but must be evaluated for impairment at least annually. If the carrying value exceeds current fair value as determined based on the discounted future cash flows of the related business, the goodwill or intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include adverse changes in the regulatory environment, a reduced market capitalization or other factors leading to reduction in expected long-term growth or profitability.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. For example, our public market capitalization sustained a decline after December 31, 2012 and June 30, 2014 to a value below the net book carrying value of our equity, triggering the need for a goodwill impairment analysis. As a result of our goodwill impairment analysis, we recorded a goodwill impairment charge in those periods. Additionally, in the third quarter of fiscal year 2016, our stock price experienced volatility and our public market capitalization decreased to a value below the net book carrying value of our equity, triggering the need for an interim impairment test. While no impairment was recorded as a result of the interim impairment test, it is possible that another material change could occur in the future.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead our clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Click-through fraud occurs when an individual clicks on an ad displayed on a website, or an automated system is used to create such clicks, with the intent of generating the revenue share payment to the publisher rather than viewing the underlying content. Action fraud occurs when online lead forms are completed with false or fictitious information in an effort to increase a publisher’s compensable actions. From time to time, we have experienced fraudulent clicks or actions. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Additionally, from time to time, we have had to, and in the future may have to, terminate relationships with publishers whom we believed to have engaged in fraud. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such publishers.

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

As of March 31, 2016, our directors and executive officers, together with their affiliates, beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

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
Date: May 10, 2016

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