Form 10-K
period 2016-06-30
QUINSTREET, INC
filed 2016-08-19
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the NASDAQ Global Select Market on such date, was $154,813,333. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 12, 2016: 45,750,455

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2016 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

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

Our Company

We are a digital performance marketing product and media company. Our approach to proprietary performance marketing technologies allows clients to engage high intent digital media or traffic from a wide range of device types (e.g., mobile, desktop, tablet), in multiple formats or types of media (e.g., search engines, large and small media properties or websites, email), and in a wide range of cost-per-action, or CPA, forms. These forms of contact are the primary “products” we sell to our clients, and include qualified leads, inquiries, clicks, calls, applications and customers. We specialize in customer acquisition for clients in high value, information-intensive markets, or “verticals,” including financial services, education, business-to-business technology and home services. Our clients include some of the world’s largest companies and brands in those markets. While the majority of our operations and revenue are in North America, we have emerging businesses in Brazil and India.

We generate revenue by delivering measurable online marketing results to our clients. The benefits to our clients include cost-effective and measurable customer acquisition costs, as well as management of highly targeted but also highly fragmented online media sources and access to our world-class proprietary technologies. We are predominantly paid on a negotiated or market-driven “per lead,” “per click,” or other “per action” basis that aligns with the customer acquisition cost targets of our clients. We bear the cost of paying Internet search companies, third-party publishers, strategic partners and other online media sources to generate qualified leads, inquiries, clicks, calls, applications or customers for our clients.

Our competitive advantages include our media buying power, proprietary technologies, extensive data and experience in performance marketing, and significant online media market share in the markets or verticals we serve. Our advantage in online media buying is key to our business model and comes from our ability to effectively segment and match high-intent, unbranded media or traffic – one of the largest sources of traffic for customer acquisition – to as many as hundreds of clients or client offerings and, in most cases, to match those visitors to multiple clients, which also satisfies the visitor’s desire to choose among alternatives and to shop multiple offerings. Together, the ability to match more visitors in any given flow of traffic or media to a client offering, and to do so multiple times, adds up to a significant media buying advantage compared to individual clients or other buyers for these types of media.

Our proprietary technologies have been developed over the past 17 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

Our extensive data and experience in performance marketing reflect the execution, knowledge and learning from billions of dollars of media spend on these campaigns over time. This is a steep and expensive learning curve. These learnings address millions of permutations of media sources, mix and order of creative and content merchandising, and approaches to the matching and segmentation of Internet visitors to optimize their experience and the results for clients. Together, these learnings allow us to run thousands of campaigns simultaneously and cost-effectively for our clients at acceptable media costs and margins to us.

Because of our deep expertise and capabilities in running financially successful performance marketing programs, we are able to effectively compete for sources and partners of high-intent, unbranded media, and our market share in our client verticals of this media is significant. Our media sources include owned-and-operated organic or search engine optimization  (“SEO”) websites, targeted search engine marketing (“SEM”) or pay-per-click campaigns, social media and mobile programs, internal email databases, call center operations, partnerships with large and small online media companies, and more. Our collective media presence results in engagement with a significant share of online visitors in those markets or verticals, which leads us to be included in client online media buys.

We were incorporated in California on April 16, 1999 and reincorporated in Delaware on December 31, 2009. We have been a pioneer in the development and application of measurable marketing on the Internet. Clients pay us for the actual opt-in actions by visitors or customers that result from our marketing activities on their behalf, versus traditional impression-based advertising and marketing models in which an advertiser pays for a broad audience’s exposure to an advertisement.

Market Opportunity

Change in marketing strategy and approach

We believe that marketing approaches are changing as budgets shift from offline, analog advertising media to digital advertising media such as Internet marketing. These changing approaches require a shift to fundamentally new competencies, including:

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

From marketing spending focused on large media buys to marketing spending optimized for fragmented media

We believe that media is becoming increasingly fragmented and that marketing strategies are changing to adapt to this trend. There are millions of Internet websites, tens of thousands of which have significant numbers of visitors. While this fragmentation can create challenges for marketers, it also allows for improved audience segmentation and the delivery of highly targeted marketing messages, but innovative technologies and approaches are necessary to effectively manage marketing given the increasing complexity resulting from more media fragmentation.

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

Our Business Model

We deliver measurable and cost-effective marketing results to our clients most typically in the form of a qualified lead, inquiry, click, call, application or customer. Leads, inquiries, clicks, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are paid typically by clients when we deliver qualified leads, inquiries, clicks, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver leads, inquiries, clicks, calls, applications, and customers to our clients, generally we:

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

•	match these leads, inquiries, clicks, calls, applications, or customers to client offerings or brands that we believe can meet visitor interests or needs and client targets and requirements; and

•	optimize client matches and media costs such that we achieve desired results for clients and a sound financial outcome for us.

Media cost, or the cost to attract targeted Internet visitors, is the largest cost input to producing the measurable marketing results we deliver to clients. Balancing our clients’ customer acquisition cost and conversion objectives — or the rate at which the leads, inquiries, clicks, calls, or applications that we deliver to them convert into customers — with our media costs and yield objectives, represents the primary challenge in our business model. We have been able to effectively balance these competing demands by focusing on our media sources and creative capabilities, developing proprietary technologies and optimization capabilities, and working to constantly improve segmentation and matching of visitors to clients through the application of our extensive data and experience in performance marketing. We also seek to mitigate media cost risk by working with third-party publishers and media owners predominantly on a revenue-share basis, which makes these costs variable and provides for risk management. Media purchased on a revenue-share basis has represented the majority of our media costs and of the Internet visitors we convert into qualified leads, inquiries, clicks, calls, applications, or customers for clients, contributing significantly to our ability to maintain profitability.

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

•	websites owned and operated by us, with content and offerings that are relevant to our clients’ target customers;
•	visitors acquired from PPC advertisements purchased on major search engines and sent to our websites;
•	third-party publishers (including strategic partners) with whom we have a relationship and whose content or traffic is relevant to our clients’ target customers;
•	email lists owned by us or by third-parties; and
•	advertisements run through online advertising networks, directly with major websites or portals, social media networks, or mobile networks.

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

•	build, buy and partner with vertical content websites that provide the most relevant and highest quality visitor experiences in the client and media verticals we serve; and
•	be a client-driven organization and develop a broad set of media sources and capabilities to reliably meet client needs.

Clients

In fiscal year 2016, we had one client, The Progressive Corporation, that accounted for 12% of net revenue. No other client accounted for 10% or more of net revenue in fiscal year 2016 and no client accounted for 10% or more of net revenue in fiscal years 2015 or 2014. Our top 20 clients accounted for 48%, 45% and 52% of net revenue in fiscal years 2016, 2015 and 2014. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and the matching of Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2016, 2015 and 2014, we spent $16.4 million, $17.9 million and $19.5 million on product development.

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

Intellectual Property

We rely on a combination of patent, trade secret, trademark and copyright laws in the United States and other jurisdictions together with confidentiality agreements and technical measures to protect the confidentiality of our proprietary rights. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third-parties. QuinStreet is a registered trademark in the United States and other jurisdictions. We also have registered and unregistered trademarks for the names of many of our websites, and we own the domain registrations for many of our website domains.

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

Advertising and direct marketing services agencies

Online and offline advertising and direct marketing services agencies control the majority of the large client marketing spending for which we primarily compete. So, while they are sometimes our competitors, agencies are also often our clients. We compete with agencies to attract marketing budget or spending from offline forms to the Internet or, once designated to be spent online, to be spent with us versus the agency or by the agency with others. When spending online, agencies spend with us and with portals, other websites and ad networks.

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

In addition, we provide services to a number of our clients that operate in highly regulated industries, particularly in our financial services and education verticals. In our financial services vertical, our websites and marketing services are subject to various federal, state and local laws, including state licensing laws, federal and state laws prohibiting unfair acts and practices, and federal and state advertising laws. In addition, we are a licensed insurance agent in all fifty states. In our education client vertical, nearly all of the revenue is generated from post-secondary education institutions. Post-secondary education institutions are subject to extensive federal and state regulations and accrediting agency standards, including the Higher Education Act of 1965 as amended (the “HEA”), Department of Education regulations under the HEA, individual state higher education regulations, as well as regulations of the Federal Trade Commission and Consumer Finance Protection Bureau and other federal agencies. Such state and federal regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as the school’s eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our education clients. Although we are not an institution of higher education, we may be required to comply with such education laws and regulations as a result of our role as a vendor to higher education students, either directly or indirectly through our contractual arrangements with clients. Since 2010, there have been significant additions and changes to these regulations and increasing enforcement of them by regulators. In addition, Congress is considering changes to the HEA, resulting in increased scrutiny and demands for increased accountability in the education vertical. These changes may place additional regulatory burdens on post-secondary schools generally, and specific initiatives may be targeted at companies like us that serve higher education. A particularly high level of regulatory and legislative scrutiny has been focused on for-profit higher education institutions, several of which are clients. The costs of compliance with these regulations and new laws may increase in the future and any failure on our part to comply with such laws may subject us to significant liabilities.

Employees

As of June 30, 2016, we had 601 employees, which consisted of 177 employees in product development, 54 in sales and marketing, 42 in general and administration and 328 in operations. None of our employees are represented by a labor union, except for our employees in Brazil who are represented by a union as required by Brazilian law.

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

We derive nearly all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as but not limited to:

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

Negative changes in the market conditions or the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.

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

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. Additionally, we generate leads from which users provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

In connection with our owned and our third-party publishers’ email campaigns to generate traffic for our clients, we are subject to various state and Federal laws regulating commercial email communications, including the federal CAN-SPAM Act. For example, in 2012, several of our clients were named defendants in a California Anti-Spam lawsuit relating to commercial emails which allegedly originated from us and our third-party publishers. While the matter was ultimately resolved in our clients’ favor, we were nonetheless obligated to indemnify certain of our clients for the fees incurred in the defense of such matter. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions, and litigation, as well as indemnification obligations with respect to our clients. Any negative outcomes from such regulatory actions or litigation, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operation, and reputation.

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

Federal and state regulations and increased oversight of clients in our education vertical have negatively affected, and may continue to negatively affect, our clients’ businesses, marketing practices, and budgets, any or all of which could reduce our clients’ level of business with us and thereby have a material adverse effect on our financial results.

To date, we have generated a large portion of our revenue from our education client vertical, and nearly all of that revenue was generated from post-secondary education institutions. Post-secondary education institutions are subject to extensive federal and state regulations and accrediting standards (including the Higher Education Act, Department of Education regulations and individual state higher education regulations) and oversight by various regulatory enforcement authorities (including the Department of Education, the Federal Trade Commission, the Consumer Finance Protection Bureau and state attorneys general). Such regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as private student lending and the school’s eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our education clients. In addition, there have been significant changes to these regulations in recent years and a high level of regulatory scrutiny and enforcement activity (e.g., investigations of our clients and other post-secondary education institutions). Heightened regulatory activity and legislative and regulatory scrutiny are expected to continue in the post-secondary education sector. Such activity and scrutiny may have an adverse effect on our operating results as our management may be required to devote substantial time and resources to such matters, and such matters may result in lower client marketing spend.

For example, in January 2014, the Department of Education initiated an investigation of a U.S. publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses.

Similarly, in July 2015, the Federal Trade Commission initiated an investigation of another publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices, and in January 2016, the Federal Trade Commission filed a lawsuit against a different publicly-traded U.S. for-profit education client with respect to its advertising practices. Moreover, the Department of Education, the Consumer Finance Protection Bureau, the Federal Trade Commission and several state attorneys general currently have open investigations with several other post-secondary educational institutions including some of our clients. In connection with investigations of our clients’ marketing practices, regulatory authorities may also make requests to us for information, which requests may consume substantial time and resources and result in a negative effect on our operating results. These and other similar regulatory and enforcement activities have affected, and are expected to continue to affect, our clients’ businesses and marketing practices, which have resulted in, and may continue to result in, a decrease in these clients’ spending with us and fluctuations in the volume and mix of our business with these clients. This may be the case notwithstanding the fact that we are not a target of these regulatory investigations or inquiries and the fact that our marketing practices consist largely of utilizing client-provided or client-approved online marketing materials subject to client advertising guidelines.

In addition, changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and negatively impact our financial results.

Finally, although we are not a higher education institution, we are sometimes required to comply with such education laws and regulations as a result of our role as a vendor to higher educations, either directly or indirectly through our contractual arrangements with clients. Failure to comply with education laws and regulations could result in breach of contract and indemnification claims against us, subject us to regulatory sanctions and could cause damage to our reputation and impair our business.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 12% of our net revenue in fiscal year 2016. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

In addition, reductions in business by one or more significant clients has in the past triggered, and may in the future trigger, price reductions for other clients whose prices for certain products are determined in whole or in part by client bidding or competition which may reduce our ability to monetize media, further decreasing revenue. Any future such price or volume reductions, or drop in media monetization, could result in lower revenue or margin. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of any one of these clients, or a material reduction in their marketing spending with us, could decrease our revenue and harm our business.

We depend on third-party publishers, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers (including strategic partners). In many instances, third-party publishers can change the media inventory they make available to us at any time and, therefore, impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make media inventory available to us, or decides to demand a higher revenue-share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. In addition, the number of competing online marketing service providers and advertisers that acquire inventory from websites continues to increase. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price, and quality requirements, in which case our revenue could decline or our operating costs could increase.

We depend upon Internet search companies to direct a significant portion of the visitors to our owned and operated and our third-party publishers’ websites. Changes in search engine algorithms have in the past harmed, and may in the future harm, the websites’ placements in both paid and organic search result listings, which may reduce the number of visitors to our owned and operated and our third-party publishers’ websites and as a result, cause our revenue to decline.

Our success depends on our ability to attract online visitors to our owned and operated and our third-party publishers’ websites and convert them into customers for our clients in a cost-effective manner. We depend on Internet search companies to direct a substantial share of visitors to our owned and operated and our third-party publishers’ websites. Search companies offer two types of search results: organic and paid listings. Organic listings are displayed based solely on formulas designed by the search companies. Paid listings are displayed based on a combination of the advertiser’s bid price for particular keywords and the search engines’ assessment of the website’s relevance and quality.

Our ability to maintain or grow the number of visitors to our owned and operated and our third-party publishers’ websites from search companies is not entirely within our control. Search companies frequently revise their algorithms and changes in their algorithms have in the past caused, and could in the future, cause our owned and operated and our third-party publishers’ websites to receive less favorable placements. We have experienced fluctuations in organic rankings for a number of our owned and operated and our third-party publishers’ websites and some of our paid listing campaigns have also been harmed by search engine algorithmic changes. Search companies could determine that our or our third-party publishers’ websites’ content is either not relevant or is of poor quality.

In addition, we may fail to optimally manage our paid listings, or our proprietary bid management technologies may fail. To attract and retain visitors, we use search engine optimization (“SEO”) which involves developing content to optimize ranking in search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites and our third-party publishers’ websites depends on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends. If we fail to successfully manage our SEO strategy, our owned and operated and our third-party publishers’ websites may receive less favorable placement in organic or paid listings, which would reduce the number of visitors to our sites, decrease conversion rates and repeat business and have a detrimental effect on our ability to generate revenue. If visits to our owned and operated and our third-party publishers’ websites decrease, we may need to use more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability. Even if we succeed in driving traffic to our owned and operated websites, our third-party publishers’ websites and to our clients’ websites, we may not be able to effectively monetize this traffic or otherwise retain users. Our failure to do so could result in lower advertising revenue from our owned and operated websites as well as third-party publishers’ websites, which would have an adverse effect on our business, financial condition, and results of operations.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry, and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business is changing and evolving, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

•	changes in client volume;
•	loss of or reduced demand by existing clients;
•	the availability and price of quality media;
•	consolidation of media sources;
•	changes in Internet search engine algorithms that affect our owned and operated and our third-party publishers’ websites; and
•	regulatory and legislative changes.

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

We compete with Internet and traditional media companies for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as BankRate in the financial services client vertical and Education Dynamics in the education client vertical;
•	offline and online advertising agencies;
•	major Internet portals and search engine companies with advertising networks;
•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;
•	digital advertising exchanges, real-time bidding and other programmatic buying channels;
•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;
•	in-house marketing groups and activities at current or potential clients;
•	offline direct marketing agencies;
•	mobile and social media; and
•	television, radio, and print companies.

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

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit, and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to electronic or physical computer break-ins, cyber attacks, malware, viruses, fraud, employee error, and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

The law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party publishers, strategic partners, or vendors. Department of Education regulations impose liability on our education clients for misrepresentations made by their marketing service providers. In addition, certain of our contracts impose liability on us, including indemnification obligations, for the acts of our third-party publishers, strategic partners, or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, we could incur damages for the unauthorized or unlawful acts of third-party publishers, strategic partners, or vendors.

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

Our business is dependent on attracting a large number of visitors to our owned and operated and our third-party publishers’ websites and providing leads, inquiries, clicks, calls, applications, and customers to our clients, which depends in part on our reputation within the industry and with our clients. Certain other companies within our industry regularly engage in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and may therefore harm the reputation of all participants in our industry, including us.

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

In order to comply with the Sarbanes-Oxley Act of 2002 (“SOX Act”), our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. All control systems have inherent limitations, and, accordingly, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action.

If we fail to remediate the material weakness in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, the SOX Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year, and the effectiveness of our disclosure controls and procedures quarterly. If we are not able to comply with the requirements of the SOX Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would diminish investor confidence in our financial reporting and require additional financial and management resources, each of which may adversely affect our business and operating results.

We did not maintain effective internal control over financial reporting over the accuracy of the accounting for stock-based compensation expense for market-based restricted stock units. Specifically our internal controls with respect to stock-based compensation were not designed to appropriately identify and apply different expense recognition methodologies and, as a result, the compensation expense for market-based restricted stock units was incorrectly accounted for using straight-line basis rather than accelerated basis over the requisite service period.

This control deficiency resulted in an audit adjustment to our operating expenses and the revision of our quarterly financial statements used to derive the selected quarterly financial data table included in Item 7 in this Annual Report on Form 10-K for the periods ended September 30, 2015, December 31, 2015 and March 31, 2016. Additionally, management assessed that this control deficiency could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement to our annual or quarterly financial statements that would not be prevented or detected on a timely basis. Accordingly, we determined that this control deficiency constitutes a material weakness. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective.

If we fail to effectively remediate this material weakness in our internal control over financial reporting, we may be unable to timely and accurately report our financial results, which could subject us to adverse consequences including, but not limited to, regulatory or enforcement actions by the SEC or NASDAQ. Even if we are able to report our financial statements accurately and in a timely manner, or if we do not make all necessary improvements to address this material weakness, continued disclosure of this material weakness will be required in future filings with the SEC, which could cause our reputation to be harmed and our stock price to decline.

We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by the reporting requirements under Section 404 of the SOX Act. The standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. These stringent standards require that our audit committee be advised and regularly updated on management’s assessment of internal control over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to maintain effective internal control over financial reporting, our business and reputation may be harmed and our stock price may decline. Furthermore, investor perceptions of us may be adversely affected which could cause a decline in the market price of our common stock.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by our clients. If we are required to pay damages or expenses in connection with these legal claims, our results of operations and business may be harmed.

We display original content and third-party content on our websites and in our marketing messages. In addition, our clients provide us with advertising creative and financial information (e.g., insurance premium or credit card interest rates) that we display on our owned and operated and our third-party publishers’ websites. As a result, we face potential liability based on a variety of claims, including defamation, negligence, deceptive advertising (including Department of Education regulations regarding misrepresentation in education marketing and Federal Trade Commission regulations), copyright or trademark infringement. We are also exposed to risk that content provided by third-parties or clients is inaccurate or misleading, and for material posted to our websites by users and other third-parties. These claims, whether brought in the United States or abroad, could divert our management’s time and attention away from our business and result in significant costs to investigate, defend, and respond to investigative demands, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead our clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Click-through fraud occurs when an individual clicks on an ad displayed on a website, or an automated system is used to create such clicks, with the intent of generating the revenue-share payment to the publisher rather than viewing the underlying content. Action fraud occurs when online lead forms are completed with false or fictitious information in an effort to increase a publisher’s compensable actions. From time to time, we have experienced fraudulent clicks or actions. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Additionally, from time to time, we have had to, and in the future may have to, terminate relationships with publishers whom we believed to have engaged in fraud. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such publishers.

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

Risks Related to the Ownership of Our Common Stock

Our stock price has been volatile and may continue to fluctuate significantly in the future, which may lead to you not being able to resell shares of our common stock at or above the price you paid, delisting, securities litigation or hostile or otherwise unfavorable takeover offers.

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and other factors such as:

•	our ability to grow our revenues and adjusted EBITDA margin and to manage any such growth effectively;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements about our revenue, earnings or other financial results that are not in line with analyst expectations;
•	geopolitical and world economic conditions;
•	our ability to find, develop or retain high quality targeted media on a cost effective basis;
•	relatively low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;
•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;
•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;
•	our commencement of, involvement in, or a perceived threat of litigation or regulatory enforcement action; and
•	negative publicity about us, our industry, our clients or our clients’ industries.

In recent years, the stock market in general, and the market for technology and Internet-based companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Moreover, a declining stock price may make us attractive to hedge funds and other short-term investors which could result in substantial stock price volatility and cause fluctuations in trading volumes for our stock. A relatively low stock price may also cause us to become subject to an unsolicited or hostile acquisition bid which could result in substantial costs and a diversion of management attention and resources. In the event that such a bid is publicly disclosed, it may result in increased speculation and volatility in our stock price even if our board of directors decides not to pursue a transaction.

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

As of June 30, 2016, our directors and executive officers, together with their affiliates, beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

We have not declared or paid dividends on our common stock and we do not intend to do so in the near term. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our revolving loan facility restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock in the near term, and capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business. Certain of our outstanding legal matters include claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of the pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

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

Our common stock has been traded on the NASDAQ Global Select Market under the symbol “QNST” since our initial public offering on February 11, 2010. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2015	High	Low
First quarter ended September 30, 2014	$6.09	$4.10
Second quarter ended December 31, 2014	$6.09	$3.78
Third quarter ended March 31, 2015	$6.83	$5.01
Fourth quarter ended June 30, 2015	$6.66	$5.06

Fiscal Year Ended June 30, 2016	High	Low
First quarter ended September 30, 2015	$6.82	$4.87
Second quarter ended December 31, 2015	$6.30	$4.23
Third quarter ended March 31, 2016	$4.35	$2.65
Fourth quarter ended June 30, 2016	$3.84	$2.82

On August 12, 2016, the closing price as reported on the NASDAQ Global Select Market of our common stock was $3.22 per share and we had approximately 89 stockholders of record of our common stock.

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

The following performance graph shows a comparison from June 30, 2011 through June 30, 2016 of cumulative total return for our common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal year 2016.

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

We derived the consolidated statements of operations data for the fiscal years ended June 30, 2016, 2015 and 2014 and the consolidated balance sheets data as of June 30, 2016 and 2015 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal years ended June 30, 2013 and 2012 and the consolidated balance sheets data as of June 30, 2014, 2013 and 2012 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$297,706	$282,140	$282,549	$305,101	$370,468
Cost of revenue (1)	270,963	252,002	241,907	251,591	283,466
Gross profit	26,743	30,138	40,642	53,510	87,002
Operating expenses: (1)
Product development	16,431	17,948	19,548	19,048	21,051
Sales and marketing	12,020	14,544	16,385	14,705	14,074
General and administrative	17,166	16,823	17,046	16,226	23,375
Impairment of goodwill	—	—	95,641	92,350	—
Total operating expenses	45,617	49,315	148,620	142,329	58,500
Operating (loss) income	(18,874)	(19,177)	(107,978)	(88,819)	28,502
Interest income	61	72	115	115	134
Interest expense	(585)	(3,818)	(3,825)	(5,200)	(4,462)
Other income (expense), net	112	2,671	1,493	(69)	(42)
Interest and other expense, net	(412)	(1,075)	(2,217)	(5,154)	(4,370)
(Loss) income before income taxes	(19,286)	(20,252)	(110,195)	(93,973)	24,132
(Provision for) benefit from taxes	(134)	244	(36,209)	26,601	(11,131)
Net (loss) income	$(19,420)	$(20,008)	$(146,404)	$(67,372)	$13,001

Net (loss) income per share: (2)
Basic	$(0.43)	$(0.45)	$(3.36)	$(1.57)	$0.28
Diluted	$(0.43)	$(0.45)	$(3.36)	$(1.57)	$0.28

Weighted average shares used in computing net (loss) income per share:
Basic	45,197	44,454	43,528	42,816	45,846
Diluted	45,197	44,454	43,528	42,816	46,859

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,780	$3,120	$2,767	$3,930	$4,293
Product development	2,340	2,395	2,429	2,765	2,570
Sales and marketing	1,825	2,144	2,937	3,264	3,096
General and administrative	3,023	2,196	2,296	2,057	3,037

(2)	See Note 3, Net Loss per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net (loss) income per share of common stock.

	June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$53,710	$60,468	$84,177	$90,117	$68,531
Working capital	44,264	69,549	110,412	111,040	103,222
Total assets	193,102	205,153	276,843	429,547	507,160
Long-term liabilities	4,631	20,740	65,448	83,961	98,489
Total debt	15,000	15,049	77,263	92,677	107,596
Total stockholders' equity	124,752	135,585	145,151	278,895	338,357

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$1,015	$6,133	$18,377	$50,665	$46,375
Depreciation and amortization	15,087	18,867	26,097	32,325	31,150
Capital expenditures	1,859	3,346	5,455	1,341	2,268

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$7,853	$9,984	$24,189	$47,872	$72,648

(1)

We define adjusted EBITDA as net (loss) income less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other expense, net, impairment of goodwill, restructuring and legal settlement expense. Please see the “adjusted EBITDA” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table presents a reconciliation of adjusted EBITDA to net (loss) income calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Net (loss) income	$(19,420)	$(20,008)	$(146,404)	$(67,372)	$13,001
Interest and other expense, net	412	1,075	2,217	5,154	4,370
Provision for (benefit from) taxes	134	(244)	36,209	(26,601)	11,131
Depreciation and amortization	15,087	18,867	26,097	32,325	31,150
Stock-based compensation expense	10,968	9,855	10,429	12,016	12,996
Impairment of goodwill	—	—	95,641	92,350	—
Restructuring	297	439	—	—	—
Legal settlement expense	375	—	—	—	—
Adjusted EBITDA	$7,853	$9,984	$24,189	$47,872	$72,648

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

We are a digital performance marketing product and media company. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, business-to-business technology and home services. Our clients include some of the world’s largest companies and brands in those markets. While the majority of our operations and revenue are in North America, we have emerging businesses in Brazil and India.

We deliver measurable and cost-effective marketing results to our clients most typically in the form of a qualified lead, inquiry, click, call, application, or customer. Leads, inquiries, clicks, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads, inquiries, clicks, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver leads, inquiries, clicks, calls, applications, and customers to our clients, generally we:

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

•	match these leads, inquiries, clicks, calls, applications, or customers to client offerings or brands that we believe can meet visitor interests or needs and client targets and requirements; and

•	optimize client matches and media costs such that we achieve desired results for clients and a sound financial outcome for us.

Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we continue to believe we are in the early stages of a large, long-term market opportunity.

Our business derives its net revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence   and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals are financial services and education. Our financial services client vertical represented 52%, 42% and 39% of net revenue in fiscal years 2016, 2015 and 2014. Our education client vertical represented 30%, 38% and 43% of net revenue in fiscal years 2016, 2015 and 2014. Other client verticals, consisting primarily of business-to-business technology, home services and medical, represented 18%, 20% and 18% of net revenue in fiscal years 2016, 2015 and 2014. We generated the majority of our revenue from sales to clients in the United States.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue in fiscal year 2017 will also be generated from clients in these client verticals. In addition, revenue from our financial services client vertical is expected to increase as a percentage of our total revenue.

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

Our education client vertical has been significantly challenged by regulations and enforcement activity affecting U.S. for-profit education institutions over the past several years. For example, in January 2014, the Department of Education initiated an investigation of a publicly traded U.S. for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In July 2015, the Federal Trade Commission initiated an investigation of another publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have and may continue to, result in a decrease in these clients’ spending with us and other vendors and fluctuations in the volume and mix of our business with these clients. To offset the impact these regulatory and investigative activities have had on the U.S. for-profit education clients, we have broadened our product set from our traditional lead business with the addition of better qualified and matched leads or inquiries, clicks and calls; we believe these new enhanced products better match U.S. for-profit education client needs in the current regulatory environment. We have also broadened our markets in education to include not-for-profit schools and international markets in Brazil and India. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets.

Development, Acquisition and Retention of High Quality Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop and retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed new sources of media, including entering into strategic partnerships with other marketing and media companies. Such partnerships include takeovers of performance marketing functions for large web media properties; backend monetization of unmatched traffic for clients with large media buys; and white label products for other performance marketing companies. We have also grown our revenue from mobile and social media traffic sources.

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

An example of a regulatory change that may affect our business is the amendment of the Telephone Consumer Protection Act (the “TCPA”), that affects telemarketing calls. Our efforts to comply with the TCPA have thus far had a relatively small negative effect on traffic conversion rates. However; our clients may make business decisions based on their own experiences with the TCPA regardless of our products, and the changes we implemented to comply with the regulations. Those decisions may negatively affect our revenue or profitability.

Basis of Presentation

Net Revenue

Our business generates revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education, and “other” (which includes business-to-business technology, home services and medical).

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense and amortization of internal software development costs related to revenue-producing technologies. Media costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners, and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, or cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

Operating Expenses

We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, facilities fees and other costs. Personnel costs for each category of operating expenses generally include salaries, stock-based compensation expense, bonuses, commissions and employee benefit costs.

Product Development. Product development expenses consist primarily of personnel costs and facilities fees. We are constraining expenses generally to the extent practicable; however we expect product and development expenses to increase in absolute dollars in the future as we accelerate revenue growth and profitability.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, professional services, facilities fees and depreciation expense. We are constraining expenses generally to the extent practicable; however we expect sales and marketing expenses to increase in absolute dollars in the future as we accelerate revenue growth and profitability.

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

(Provision for) Benefit from Income Tax

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Fiscal Year Ended
	2016		2015		2014
	(In thousands)
Net Revenue	$297,706	100.0%	$282,140	100.0%	$282,549	100.0%
Cost of revenue (1)	270,963	91.0	252,002	89.3	241,907	85.6
Gross profit	26,743	9.0	30,138	10.7	40,642	14.4
Operating expenses: (1)
Product development	16,431	5.5	17,948	6.4	19,548	6.9
Sales and marketing	12,020	4.0	14,544	5.1	16,385	5.8
General and administrative	17,166	5.8	16,823	6.0	17,046	6.0
Impairment of goodwill	—	—	—	—	95,641	33.8
Operating loss	(18,874)	(6.3)	(19,177)	(6.8)	(107,978)	(38.1)
Interest income	61	—	72	—	115	—
Interest expense	(585)	(0.2)	(3,818)	(1.3)	(3,825)	(1.4)
Other income, net	112	—	2,671	0.9	1,493	0.5
Loss before income taxes	(19,286)	(6.5)	(20,252)	(7.2)	(110,195)	(39.0)
(Provision for) benefit from taxes	(134)	—	244	0.1	(36,209)	(12.8)
Net loss	$(19,420)	(6.5)%	$(20,008)	(7.1)%	$(146,404)	(51.8)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,780	1.3%	$3,120	1.1%	$2,767	1.0%
Product development	2,340	0.8	2,395	0.8	2,429	0.9
Sales and marketing	1,825	0.6	2,144	0.8	2,937	1.0
General and administrative	3,023	1.0	2,196	0.8	2,296	0.8

Net Revenue

	Fiscal Year Ended June 30,			2016 - 2015	2015 - 2014
	2016	2015	2014	% Change	% Change
	(In thousands)
Net revenue	$297,706	$282,140	$282,549	6%	(0%)
Cost of revenue	270,963	252,002	241,907	8%	4%
Gross profit	$26,743	$30,138	$40,642	(11%)	(26%)

Net revenue increased $15.6 million, or 6%, in fiscal year 2016 compared to fiscal year 2015. Our financial services client vertical revenue increased $36.0 million, or 30%, primarily due to the continued rollout of our enhanced products and media management platform and to strategic partnerships that have increased and diversified our access to quality media and client budgets. Our education client vertical revenue decreased $16.3 million, or 15%, primarily due to the exit from the channel by a large U.S. for-profit education client. Revenue from other client verticals decreased $4.1 million, or 7%, primarily due to decreased client demand in our business-to-business technology, partially offset by increased client demand in our home services client vertical.

Net revenue was approximately flat in fiscal year 2015 compared to fiscal year 2014. Our financial services client vertical revenue increased $7.3 million, or 6%, primarily due to our enhanced click, lead, call and policy products which enabled us to access higher quality media for our clients and has led to increased client budgets. Our education client vertical revenue decreased $14.1 million, or 12%, as a result of our education clients’ lower budgets, largely due to uncertainty surrounding regulations and enforcement activity affecting U.S. for-profit education institutions and their operational adjustment to this activity. Revenue from other client verticals increased $6.4 million, or 13%, primarily due to increased client demand in our business-to-business technology and home services client verticals partially offset by decreased client demand in our medical client vertical.

Cost of Revenue and Gross Margin

Cost of revenue increased $19.0 million, or 8%, in fiscal year 2016 compared to fiscal year 2015, driven by increased media costs of $21.6 million and increased stock-based compensation expense of $0.7 million, offset by decreased amortization of intangible assets of $3.6 million. The increased media costs were due to higher revenue volumes. The decreased amortization of intangible assets were related to historical acquisitions becoming fully amortized and reduced spending on acquisitions in recent periods. Gross margin was 9% in fiscal year 2016 compared to 11% in fiscal year 2015. The decrease in gross margin was attributable to a higher proportion of our revenue coming from our financial services click products, which tend to have higher media costs as a percentage of revenue, partially offset by decreased amortization of intangible assets.

Cost of revenue increased $10.1 million, or 4%, in fiscal year 2015 compared to fiscal year 2014, driven by increased media costs of $11.1 million, increased personnel costs of $3.2 million and increased other expenses of $2.5 million, offset by decreased amortization of intangible assets of $7.1 million. The increased media costs were attributable to increased costs for high quality media. The increased personnel costs were attributable to an increase in average headcount. The decreased amortization of intangible assets were attributable to assets from historical acquisitions becoming fully amortized and reduced spending on acquisitions in recent periods. Gross margin was 11% in fiscal year 2015 compared to 14% in fiscal year 2014. The decrease in gross margin was attributable to increased media costs associated with our investments in optimizing high quality media in our financial services vertical.

Operating Expenses

	Fiscal Year Ended June 30,			2016 - 2015	2015 - 2014
	2016	2015	2014	% Change	% Change
	(In thousands)
Product development	$16,431	$17,948	$19,548	(8%)	(8%)
Sales and marketing	12,020	14,544	16,385	(17%)	(11%)
General and administrative	17,166	16,823	17,046	2%	(1%)
Impairment of goodwill	—	—	95,641	0%	(100%)
Operating expenses	$45,617	$49,315	$148,620	(7%)	(67%)

Product Development Expenses

Product development expenses decreased $1.5 million, or 8%, in fiscal year 2016 compared to fiscal year 2015, primarily due to decreased personnel costs of $1.8 million related to decreased headcount and decreased performance incentive compensation associated with the lower achievement of performance objectives.

Product development expenses decreased $1.6 million, or 8%, in fiscal year 2015 compared to fiscal year 2014, primarily due to decreased personnel costs of $1.1 million due to a decrease in average salaries.

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.5 million, or 17%, in fiscal year 2016 compared to fiscal year 2015, primarily due to decreased personnel costs of $1.5 million related to decreased headcount and decreased performance incentive compensation associated with the lower achievement of performance objectives and decreased advertising costs of $0.4 million.

Sales and marketing expenses decreased $1.8 million, or 11%, in fiscal year 2015 compared to fiscal year 2014, primarily due to decreased stock-based compensation expense of $0.8 million, decreased advertising costs of $0.5 million and decreased personnel costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 2%, in fiscal year 2016 compared to fiscal year 2015.

General and administrative expenses decreased $0.2 million, or 1%, in fiscal year 2015 compared to fiscal year 2014.

Impairment of Goodwill

As discussed under “Critical Accounting Policies and Estimates,” there was no goodwill impairment charge recognized in fiscal years 2016 and 2015. We recognized a goodwill impairment charge of $95.6 million in fiscal year 2014 due to declines sustained in our public market capitalization.

Interest and Other Expense, Net

	Fiscal Year Ended June 30,			2016 - 2015	2015 - 2014
	2016	2015	2014	% Change	% Change
	(In thousands)
Interest income	$61	$72	$115	(15%)	(37%)
Interest expense	(585)	(3,818)	(3,825)	(85%)	(0%)
Other income, net	112	2,671	1,493	(96%)	79%
Interest and other expense, net	$(412)	$(1,075)	$(2,217)	(62%)	(52%)

Interest income was immaterial in fiscal years 2016, 2015 and 2014.

Interest expense decreased $3.2 million, or 85%, in fiscal year 2016 compared to fiscal year 2015, primarily due to decreased debt obligations.

Interest expense was approximately flat in fiscal year 2015 compared to fiscal year 2014.

Other income, net decreased $2.6 million, or 96% in fiscal year 2016 compared to fiscal year 2015, primarily due to a decrease in gains on the sale of domain names that were not considered to be strategically important to our business of $3.2 million, partially offset by an expense of $0.3 million recognized in fiscal year 2015 related to the termination of the interest rate swap.

Other income, net increased $1.2 million, or 79%, in fiscal year 2015 compared to fiscal year 2014, primarily due to an increase in gains on the sale of domain names that were not considered to be strategically important to our business of $2.8 million, offset by a gain of $0.9 million recognized in fiscal year 2014 related to the sale of our shares of preferred stock in our DemandBase investment.

(Provision for) Benefit from Taxes

	Fiscal Year Ended June 30,
	2016	2015	2014
	(In thousands)
(Provision for) benefit from taxes	$(134)	$244	$(36,209)
Effective tax rate	(0.7%)	1.2%	(32.8%)

We recorded a provision of $0.1 million in fiscal year 2016 primarily due to the outcome of a state tax examination, partially offset by the release of uncertain tax position reserves due to the expiration of the statue of limitations. Our effective tax rate was relatively flat in fiscal year 2016 compared to fiscal year 2015. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income taxes for the period.

We recorded a benefit from taxes of $0.2 million in fiscal year 2015 primarily due to the carryback of prior year tax losses. The decrease in our effective tax rate for fiscal year 2015 compared to fiscal year 2014 was primarily due to a one-time, non-cash charge recognized in fiscal year 2014 to establish a valuation allowance for a specific portion of our deferred tax assets.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for the eight quarters ended June 30, 2016. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2016	2016	2015	2015	2015	2015	2014	2014
	(In thousands, except per share data)
	(unaudited)
Net revenue	$79,113	$81,243	$64,961	$72,389	$70,912	$75,345	$66,694	$69,189
Costs of revenue	71,743	72,956	60,346	65,918	63,006	65,192	60,395	63,409
Gross profit	7,370	8,287	4,615	6,471	7,906	10,153	6,299	5,780
Operating expenses:
Product development	3,930	4,214	3,843	4,444	4,095	4,653	4,244	4,956
Sales and marketing	2,518	2,898	2,982	3,622	3,639	3,881	3,357	3,667
General and administrative	4,460	4,348	4,138	4,220	3,829	4,300	4,079	4,615
Operating loss	(3,538)	(3,173)	(6,348)	(5,815)	(3,657)	(2,681)	(5,381)	(7,458)
Interest income	22	23	10	6	11	7	28	26
Interest expense	(152)	(155)	(145)	(133)	(1,092)	(760)	(786)	(1,180)
Other (expense) income, net	(8)	112	65	(57)	(330)	40	636	2,325
Loss before income taxes	(3,676)	(3,193)	(6,418)	(5,999)	(5,068)	(3,394)	(5,503)	(6,287)
Benefit from (provision for) taxes	343	(72)	(40)	(365)	40	178	26	—
Net loss	$(3,333)	$(3,265)	$(6,458)	$(6,364)	$(5,028)	$(3,216)	$(5,477)	$(6,287)

Net loss per share: (1)
Basic	$(0.07)	$(0.07)	$(0.14)	$(0.14)	$(0.11)	$(0.07)	$(0.12)	$(0.14)
Diluted	$(0.07)	$(0.07)	$(0.14)	$(0.14)	$(0.11)	$(0.07)	$(0.12)	$(0.14)

Other Financial Data:
Adjusted EBITDA	$3,016	$3,543	$158	$1,136	$2,905	$4,270	$2,131	$678

(1)	Net loss per share for the four quarters of each fiscal year may not sum to the total for the fiscal year as a result of the different number of shares outstanding during each period.

During the quarter ended June 30, 2016, we identified errors related to our stock-based compensation expense included in the unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2015, December 31, 2015 and March 31, 2016. The stock-based compensation expense related to market-based restricted stock units was understated by $1.1 million through the nine months ended March 31, 2016. We have assessed the materiality of the above errors individually and in the aggregate on prior periods’ financial statements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, concluded that such amounts were not material to our September 30, 2015, December 31, 2015 and March 31, 2016 quarterly condensed consolidated financial statements. Therefore, these previously issued financial statements can continue to be relied upon and amendments of the previously filed Quarterly Reports on Form 10-Q were not required. We will revise our previously issued quarterly condensed consolidated financial statements to correct the errors for the quarterly periods ended September 30, 2015, December 31, 2015 and March 31, 2016 of $0.3 million, $0.4 million and $0.4 million in future Quarterly Reports on Form 10-Q where quarterly condensed consolidated financial statements for such periods are included. We have reflected the correction of these errors in the applicable quarterly financial periods presented in the table above.

Adjusted EBITDA

We include adjusted EBITDA in this report because (i) we seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue, (ii) it is a key basis upon which our management assesses our operating performance, (iii) it is one of the primary metrics investors use in evaluating Internet marketing companies, (iv) it is a factor in the evaluation of the performance of our management in determining compensation, and (v) it is an element of certain financial covenants under our revolving loan facility. We define adjusted EBITDA as net loss less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other (expense) income, net, restructuring and legal settlement expense.

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), non-recurring charges (such as restructuring and legal settlement expense) and the non-cash impact of depreciation expense, amortization expense and stock-based compensation expense. Since adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use adjusted EBITDA for business planning purposes, to incentivize and compensate our management personnel and in evaluating acquisition opportunities.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2016	2016	2015	2015	2015	2015	2014	2014
	(In thousands)
	(unaudited)
Net loss	$(3,333)	$(3,265)	$(6,458)	$(6,364)	$(5,028)	$(3,216)	$(5,477)	$(6,287)
Interest and other income (expense), net	138	20	70	184	1,411	713	122	(1,171)
(Benefit from) provision for taxes	(343)	72	40	365	(40)	(178)	(26)	—
Depreciation and amortization	3,650	3,721	3,772	3,944	4,089	4,370	4,986	5,422
Stock-based compensation expense	2,629	2,816	2,734	2,789	2,473	2,581	2,526	2,275
Restructuring	—	79	—	218	—	—	—	439
Legal settlement	275	100	—	—	—	—	—	—
Adjusted EBITDA	$3,016	$3,543	$158	$1,136	$2,905	$4,270	$2,131	$678
		.				.
Adjusted EBITDA as a percentage of net revenue	4%	4%	—	2%	4%	6%	3%	1%

We seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a level of adjusted EBITDA on a quarterly basis and we expect our adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

As of June 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $53.7 million, cash we expect to generate from future operations, and available borrowings under our $25.0 million revolving loan facility under which we have drawn $15.0 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

	Fiscal Year Ended June 30,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$1,015	$6,133	$18,377
Net cash (used in) provided by investing activities	(5,202)	33,270	(10,731)
Net cash used in financing activities	(2,497)	(63,119)	(13,539)

Net Cash Provided by Operating Activities

Cash from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, impairment of goodwill and changes in working capital components.

Cash provided by operating activities was $1.0 million for fiscal year 2016 compared to $6.1 million for fiscal year 2015 and $18.4 million for fiscal year 2014.

Cash provided by operating activities in fiscal year 2016 consisted of a net loss of $19.4 million, which included a restructuring charge of $0.3 million, offset by non-cash adjustments of $26.8 million. In addition, there was a net decrease in cash from changes in working capital of $6.3 million. The non-cash adjustments primarily consisted of depreciation and amortization of $15.1 million, stock-based compensation of $11.0 million, and provision for sales returns and doubtful accounts receivable of $0.8 million. The changes in working capital accounts were primarily due to an increase in other assets, noncurrent of $8.2 million and an increase in accounts receivable of $1.8 million, partially offset by a decrease in prepaid expenses and other assets of $4.5 million. The increase in other assets, noncurrent, was primarily due to a one-time $10.0 million cash payment to All Web Leads, a strategic partner, to be their exclusive click monetization partner for the majority of their insurance categories and the increase in accounts receivable was primarily due to the timing of cash receipts. The decrease in prepaid expenses and other assets was primarily due to a cash receipt from a federal tax refund of $6.5 million.

Cash provided by operating activities in fiscal year 2015 consisted of a net loss of $20.0 million, which included a restructuring charge of $0.4 million, offset by non-cash adjustments of $26.6 million. In addition, there was a net decrease in cash from changes in working capital of $0.4 million. The non-cash adjustments primarily consisted of depreciation and amortization of $18.9 million, stock-based compensation net of tax benefits of $9.9 million, and gain on the sale of domain names that were not considered to be strategically important to our business of $3.3 million. The changes in working capital accounts were primarily due to an increase in accounts receivable of $4.4 million, partially offset by an increase in accounts payable and accrued liabilities of $2.4 million and a decrease in net deferred taxes of $1.8 million. The increase in accounts receivable as well as the increase in accounts payable and accrued liabilities were primarily due to the timing of payments.

Cash provided by operating activities in fiscal year 2014 consisted of a net loss of $146.4 million, offset by non-cash adjustments of $130.4 million. In addition, there was a net increase in cash from changes in working capital of $34.4 million. The non-cash charges primarily consisted of impairment of goodwill of $95.6 million, depreciation, and amortization of $26.1 million, and stock-based compensation expense net of tax benefits of $9.9 million, offset by other adjustments, net of $1.1 million. The changes in working capital accounts were primarily due to a decrease in net deferred taxes of $45.1 million and a net increase in accounts payable and accrued liabilities of $0.4 million partially offset by an increase in prepaid expenses and other current assets of $6.3 million, an increase in accounts receivable of $3.5 million, and a decrease in deferred revenue and other noncurrent liabilities of $1.3 million. The decrease in deferred taxes was due to a one-time charge to establish a valuation allowance. The increase in accounts receivable was due to timing of collections.

Net Cash (Used in) Provided by Investing Activities

Cash from investing activities include capital expenditures, capitalized internal development costs, and purchases, sales and maturities of marketable securities.

Cash used in investing activities was $5.2 million for fiscal year 2016, compared to cash provided by investing activities of $33.3 million for fiscal year 2015 and cash used in investing activities of $10.7 million for fiscal year 2014.

Cash used in investing activities in fiscal year 2016 was primarily due capital expenditures and internal software development costs of $5.3 million.

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

Cash used in investing activities in fiscal year 2014 was primarily due to capital expenditures and internal software development costs of $7.9 million, licenses of intangible assets of $2.8 million and acquisition costs of $0.9 million offset by proceeds from a sale of an investment of $1.4 million and proceeds from the sale of domain names that were not considered to be strategically important to our business of $0.5 million. Net investments in marketable securities totaled $1.0 million.

Net Cash Used in Financing Activities

Cash from financing activities include proceeds from the exercise of stock options, withholding taxes related to restricted stock net of share settlement, excess tax benefits from stock-based compensation, proceeds from revolving loan facility, and principal payments on term loan facility and acquisition-related notes payable.

Cash used in financing activities was $2.5 million for fiscal year 2016 compared to $63.1 million for fiscal year 2015 and $13.5 million for fiscal year 2014.

Cash used in financing activities in fiscal year 2016 was primarily due to withholding taxes related to restricted stock net share settlement of $2.5 million.

Cash used in financing activities in fiscal year 2015 was primarily due to principal payments on our term loan facility and acquisition-related notes payable of $78.0 million and withholding taxes related to restricted stock net share settlement of $1.2 million, offset by proceeds from the revolving loan facility of $15.0 million and exercises of stock options of $1.3 million.

Cash used in financing activities in fiscal year 2014 was primarily due to principal payments on acquisition-related notes payable and our term loan facility and related fees of $15.5 million and withholding taxes related to restricted stock net of share settlement of $1.9 million, offset by proceeds received from exercises of stock options of $3.3 million and excess tax benefits from exercises of stock options of $0.5 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of June 30, 2016:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Revolving Loan Facility	$15,000	$15,000	$—	$—	$—
Operating Leases	8,601	3,545	4,871	185	—
Total	$23,601	$18,545	$4,871	$185	$—

The above table does not include approximately $2.5 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Loan Facility

As of June 30, 2016, we were party to a credit agreement (the “Credit Agreement”) with Comerica Bank (the “Bank”), as administrative agent and sole lender, which consisted of a $25.0 million revolving loan facility maturing on June 11, 2017. Borrowings under the revolving loan facility bear interest at a rate of the Eurodollar rate plus 3.00%, and are secured by substantially all of our assets. Pursuant to the Credit Agreement, the revolving loan facility is subject to a borrowing base consisting of eligible receivables and certain other customary conditions. We must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitment. We have the right to prepay the revolving loan facility or permanently reduce the revolving loan facility commitment without premium or penalty, in whole or in part at any time.

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

We were in compliance with all covenants under the Credit Agreement as of June 30, 2016 and 2015.

As of June 30, 2016 and 2015, there was $15.0 million was outstanding under the revolving loan facility.

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

Revenue Recognition

Revenue earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions constituted all revenue in fiscal year 2016, and more than 99% of revenue in fiscal years 2015 and 2014. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, inquiry, click, call, application, or customer is delivered to the client provided that no significant obligations remain.

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

Separately from the agreements we have with clients, we have agreements with Internet search companies, third-party publishers and strategic partners to generate potential qualified leads, inquiries, clicks, calls, applications, or customers. We receive a fee from our clients and separately pay a fee to the Internet search companies, third-party publishers and strategic partners. We are the primary obligor in the transaction. As a result, the fees paid by our clients are recognized as revenue and the fees paid to our Internet search companies, third-party publishers and strategic partners are included in cost of revenue.

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Stock-Based Compensation

We measure and record the expense related to stock-based transactions based on the fair value of the stock-based payment awards as determined on the date of grant. The fair value of restricted stock units with a service condition is determined based on the closing price of our common stock on the date of grant. For stock options, we selected and have historically used the Black-Scholes option pricing model to estimate the fair value. For restricted stock units with a service and market condition, we have selected and used the Monte Carlo simulation model to estimate the fair value. In applying these models, our determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. We estimate the expected volatility of our common stock based on our historical volatility over the expected term of the award. We have no history or expectation of paying dividends on our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the award.

We recognize stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. We estimate future forfeitures at the date of grant. On an annual basis, we assess changes in our estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to forfeiture rates, if any, is recognized in the period that the change is made.

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

In the third quarter of fiscal year 2016, our public market capitalization experienced a decline to a value below the net book carrying value of our equity which triggered the necessity to conduct an interim goodwill impairment test as of March 31, 2016. As all revenue in fiscal year 2016 had been earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers, and to a lesser extent, display advertisements, or impressions, we had one reporting unit as of March 31, 2016. Given that our shares are publicly traded in an active market, we believe that the quoted market price provides evidence of fair value. As of March 31, 2016, our market capitalization exceeded our net book carrying value. Additionally, we estimated fair value utilizing a weighting of the fair values derived from the market and income approach which exceeded our net book carrying value. Based on the results of the step one interim impairment test, we determined there was no goodwill impairment as of March 31, 2016.

We performed our annual goodwill impairment test on April 30, 2016 for fiscal year 2016. We conducted a qualitative assessment to determine whether it was necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, we considered any significant changes in key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years and budget, EBITDA and cash flow generation, since the most recent valuation date, March 31, 2016. Based on the results of the qualitative assessment, there were no indicators of impairment. As of June 30, 2016, we did not identify any indicators of impairment.

We performed our annual goodwill impairment test on April 30, 2015 for fiscal year 2015. We had two reporting units for purposes of allocating and testing goodwill, DMS and DSS. We conducted a qualitative assessment to determine whether it was necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, we considered the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. Based on the results of the qualitative assessment, there were no indicators of impairment.

We performed our annual goodwill impairment test on April 30, 2014 for fiscal year 2014 and concluded that the carrying value of our DSS reporting unit exceeded its estimated fair value. This resulted in the recognition of a goodwill impairment charge of $1.2 million for the entire goodwill of our DSS reporting unit. We estimated the fair value of our DMS reporting unit and determined that there were no instances of impairment in our DMS reporting unit.

Our public market capitalization sustained a decline after June 30, 2014 primarily due to our operating results in the fourth quarter of fiscal year 2014, to a value below the net book carrying value of the our equity. As a result, we recognized a non-cash goodwill impairment charge in our DMS reporting unit in the aggregate of $95.6 million for the year ended June 30, 2014.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We apply judgment when estimating the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. As of April 30, 2016, 2015 and 2014, we evaluated our long-lived assets and concluded there were no indicators of impairment. As mentioned in the Goodwill section above, our public market capitalization sustained a decline after June 30, 2014, to a value below the net book carrying value of our equity. As such, we tested our long-lived assets related to the DMS reporting unit as of June 30, 2014 and, based on the undiscounted cash flows, determined that these assets were not impaired.

Income Taxes

We account for income taxes using an asset and liability approach to record deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. A valuation allowance is recorded against our deferred tax assets which are not expected to be realized. Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 due to the significant negative evidence that the near term realization of certain assets were deemed unlikely. We continue to maintain the valuation allowance as of June 30, 2016.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange rate risks.

Interest Rate Risk

Our cash equivalents are invested in money market funds. Cash and cash equivalents are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value of these investments as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. However, a hypothetical decline of 1% in the interest rate on our investments would not have a material effect on our consolidated financial statements.

As of June 30, 2016, our revolving loan facility had an outstanding balance of $15.0 million. Interest on borrowings under the revolving loan facility is payable quarterly at the Eurodollar rate plus 3.00%. Our exposure to interest rate risk under the revolving loan facility will depend on the extent to which we utilize the facility. A hypothetical change of 1% from prevailing interest rates as of June 30, 2016 would not have a material effect on our interest expense.

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

QUINSTREET, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QuinStreet, Inc. and its subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to accuracy of the accounting for stock-based compensation expense for market-based restricted stock units existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 19, 2016

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$53,710	$60,468
Accounts receivable, net	47,218	46,240
Prepaid expenses and other assets	7,055	11,669
Total current assets	107,983	118,377
Property and equipment, net	7,678	8,565
Goodwill	56,118	56,118
Other intangible assets, net	10,081	19,030
Other assets, noncurrent	11,242	3,063
Total assets	$193,102	$205,153
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,814	$20,425
Accrued liabilities	27,705	27,146
Deferred revenue	1,200	1,208
Debt	15,000	49
Total current liabilities	63,719	48,828
Debt, noncurrent	—	15,000
Other liabilities, noncurrent	4,631	5,740
Total liabilities	68,350	69,568
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 45,557,295 and 44,617,850 shares issued and outstanding at June 30, 2016 and June 30, 2015	45	45
Additional paid-in capital	257,950	249,358
Accumulated other comprehensive loss	(418)	(413)
Accumulated deficit	(132,825)	(113,405)
Total stockholders' equity	124,752	135,585
Total liabilities and stockholders' equity	$193,102	$205,153

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2016	2015	2014
Net revenue	$297,706	$282,140	$282,549
Cost of revenue (1)	270,963	252,002	241,907
Gross profit	26,743	30,138	40,642
Operating expenses: (1)
Product development	16,431	17,948	19,548
Sales and marketing	12,020	14,544	16,385
General and administrative	17,166	16,823	17,046
Impairment of goodwill	—	—	95,641
Operating loss	(18,874)	(19,177)	(107,978)
Interest income	61	72	115
Interest expense	(585)	(3,818)	(3,825)
Other income, net	112	2,671	1,493
Loss before income taxes	(19,286)	(20,252)	(110,195)
(Provision for) benefit from taxes	(134)	244	(36,209)
Net loss	$(19,420)	$(20,008)	$(146,404)

Net loss per share:
Basic	$(0.43)	$(0.45)	$(3.36)
Diluted	$(0.43)	$(0.45)	$(3.36)

Weighted average shares used in computing net loss per share:

Basic	45,197	44,454	43,528
Diluted	45,197	44,454	43,528

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,780	$3,120	$2,767
Product development	2,340	2,395	2,429
Sales and marketing	1,825	2,144	2,937
General and administrative	3,023	2,196	2,296

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended June 30,
	2016	2015	2014
Net loss	$(19,420)	$(20,008)	$(146,404)
Other comprehensive (loss) income:
Unrealized gain (loss) on investments:
Change in unrealized gain (loss)	—	13	(17)
Less: reclassification adjustment related to realized loss, net of tax of $0	—	16	—
Net change	—	29	(17)
Foreign currency translation adjustment	(5)	(18)	(49)
Unrealized gain (loss) on interest rate swap:
Change in unrealized gain	—	225	24
Less: reclassification adjustment related to realized loss, net of tax of $0	—	405	—
Net change	—	630	24
Other comprehensive (loss) income	(5)	641	(42)
Comprehensive loss	$(19,425)	$(19,367)	$(146,446)

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity
Balance at June 30, 2013	42,886,884	$43	$226,857	$(1,012)	$53,007	$278,895
Issuance of common stock upon exercise of stock options	731,936	1	3,652	—	—	3,653
Release of restricted stock, net	407,088	—	—	—	—	—
Stock-based compensation	—	—	10,562	—	—	10,562
Withholding taxes related to restricted stock net share settlement	—	—	(1,958)	—	—	(1,958)
Excess tax benefits from stock-based compensation	—	—	445	—	—	445
Net loss	—	—	—	—	(146,404)	(146,404)
Other comprehensive loss	—	—	—	(42)	—	(42)
Balance at June 30, 2014	44,025,908	$44	$239,558	$(1,054)	$(93,397)	$145,151
Issuance of common stock upon exercise of stock options	211,878	1	974	—	—	975
Release of restricted stock, net	380,064	—	—	—	—	—
Stock-based compensation	—	—	9,989	—	—	9,989
Withholding taxes related to restricted stock net share settlement	—	—	(1,163)	—	—	(1,163)
Net loss	—	—	—	—	(20,008)	(20,008)
Other comprehensive income	—	—	—	641	—	641
Balance at June 30, 2015	44,617,850	$45	$249,358	$(413)	$(113,405)	$135,585
Issuance of common stock upon exercise of stock options	4,531	—	26	—	—	26
Release of restricted stock, net	934,914	—	—	—	—	—
Stock-based compensation	—	—	11,048	—	—	11,048
Withholding taxes related to restricted stock net share settlement	—	—	(2,482)	—	—	(2,482)
Net loss	—	—	—	—	(19,420)	(19,420)
Other comprehensive loss	—	—	—	(5)	—	(5)
Balance at June 30, 2016	45,557,295	$45	$257,950	$(418)	$(132,825)	$124,752

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2016	2015	2014
Cash Flows from Operating Activities
Net loss	$(19,420)	$(20,008)	$(146,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,087	18,867	26,097
Impairment of goodwill	—	—	95,641
Write-off of bank loan upfront fees	—	809	—
Provision for sales returns and doubtful accounts receivable	789	142	(104)
Stock-based compensation	10,968	9,855	10,429
Excess tax benefits from stock-based compensation	—	—	(543)
Gains on sale of investment and domain names	(181)	(3,331)	(1,413)
Other adjustments, net	116	247	296
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,767)	(4,403)	(3,484)
Prepaid expenses and other assets	4,448	(181)	(6,254)
Deferred taxes	(496)	1,786	45,075
Other assets, noncurrent	(8,179)	(5)	(77)
Accounts payable	(505)	2,030	539
Accrued liabilities	608	494	(161)
Deferred revenue	(8)	33	(702)
Other liabilities, noncurrent	(445)	(202)	(558)
Net cash provided by operating activities	1,015	6,133	18,377
Cash Flows from Investing Activities
Capital expenditures	(1,859)	(3,346)	(5,455)
Business acquisitions	—	(500)	(875)
Other intangibles	—	—	(2,816)
Internal software development costs	(3,482)	(2,342)	(2,494)
Purchases of marketable securities	—	(16,600)	(50,770)
Proceeds from maturities of marketable securities	—	26,849	49,768
Proceeds from sales of marketable securities	—	28,427	—
Purchase of investment	—	(2,500)	—
Proceeds from sale of investment	—	—	1,437
Proceeds from sale of domain names	156	3,371	476
Other investing activities	(17)	(89)	(2)
Net cash (used in) provided by investing activities	(5,202)	33,270	(10,731)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	26	1,300	3,329
Proceeds from revolving loan facility	—	15,000	—
Principal payments on term loan facility	—	(77,500)	(12,500)
Payment of bank loan upfront fees	—	(272)	—
Principal payments on acquisition-related notes payable	(41)	(484)	(2,953)
Excess tax benefits from stock-based compensation	—	—	543
Withholding taxes related to restricted stock net share settlement	(2,482)	(1,163)	(1,958)
Net cash used in financing activities	(2,497)	(63,119)	(13,539)
Effect of exchange rate changes on cash and cash equivalents	(74)	7	(47)
Net decrease in cash and cash equivalents	(6,758)	(23,709)	(5,940)
Cash and cash equivalents at beginning of period	60,468	84,177	90,117
Cash and cash equivalents at end of period	$53,710	$60,468	$84,177
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	643	3,052	3,762
Cash paid for income taxes	863	237	1,569
Supplemental Disclosure of Noncash Investing Activities
Purchases of property and equipment	—	1,832	—

See notes to consolidated financial statements

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

QuinStreet, Inc. (the “Company”) is a digital performance marketing product and media company. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education business-to-business technology and home services. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India. While the majority of the Company’s operations and revenue are in North America, the Company has emerging businesses in Brazil and India.

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

Revenue Recognition

Revenue earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements, or impressions constituted substantially all revenue in fiscal year 2016, and more than 99% of revenue in fiscal years 2015 and 2014. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, inquiry, click, call, application, or customer is delivered to the client provided that no significant obligations remain.

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

From time to time, the Company may agree to credit a client for certain leads, inquiries, clicks, calls, applications, customers or impressions if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been within the Company’s estimates.

Separately from the agreements the Company has with clients, the Company also has agreements with Internet search companies, third-party publishers and strategic partners to generate potential qualified leads, inquiries, clicks, calls, applications, or customers for our clients. The Company receives a fee from our clients and separately pays a fee to the Internet search companies, third-party publishers and strategic partners. The Company is the primary obligor in the transaction. As a result, the fees paid by its clients are recognized as revenue and the fees paid to its Internet search companies, third-party publishers and strategic partners are included in cost of revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s investment portfolio consists of money market funds. Cash is deposited with financial institutions that management believes are creditworthy. To date, the Company has not experienced any material losses on its investment portfolio.

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. In fiscal year 2016, the Company had one client, The Progressive Corporation, that accounted for 12% of net revenue. No other client accounted for 10% or more of net revenue in fiscal year 2016 and no client accounted for 10% or more of net revenue in fiscal years 2015 or 2014.

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. No client accounted for 10% or more of net accounts receivable as of June 30, 2016 or 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable and a revolving loan facility. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the revolving loan facility approximates its recorded amount as of June 30, 2016 as the interest rate on the revolving loan facility is variable and is based on market interest rates and after consideration of default and credit risk.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents consist of money market funds as of June 30, 2016.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the developments of website content are included within cost of revenue in the Company’s consolidated statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized $3.5 million, $2.5 million and $2.5 million in fiscal years 2016, 2015 and 2014. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In the third quarter of fiscal year 2016, the Company’s public market capitalization experienced a decline to a value below the net book carrying value of the Company’s equity which triggered the necessity to conduct an interim goodwill impairment test as of March 31, 2016. As all revenue in fiscal year 2016 had been earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers, and to a lesser extent, display advertisements, or impressions, the Company had one reporting unit as of March 31, 2016. Given that the Company’s shares are publicly traded in an active market, the Company believes that the quoted market price provides evidence of fair value. As of March 31, 2016, the Company’s market capitalization exceeded the Company’s net book carrying value. Additionally, the Company estimated fair value utilizing a weighting of the fair values derived from the market and income approach which exceeded the Company’s net book carrying value. Based on the results of the step one interim impairment test, the Company determined there were no indicators of impairment as of March 31, 2016.

The Company performed its annual goodwill impairment test on April 30, 2016 for fiscal year 2016. The Company conducted a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, the Company considered any significant change in key factors such as industry and competitive environment, stock price, actual revenue performance compared to previous years and budget, EBITDA and cash flow generation, since the most recent valuation date, March 31, 2016. Based on the results of the qualitative assessment, there were no indicators of impairment. As of June 30, 2016, the Company did not identify any indicators of impairment.

The Company performed its annual goodwill impairment test on April 30, 2015 for fiscal year 2015. The Company had two reporting units for purposes of allocating and testing goodwill, DMS and DSS. The Company conducted a qualitative assessment to determine whether it was necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, the Company considered the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. Based on the results of the qualitative assessment, there were no indicators of impairment.

The Company performed its annual goodwill impairment test on April 30, 2014 for fiscal year 2014 and concluded that the carrying value of the DSS reporting unit exceeded its estimated fair value. This resulted in the recognition of a goodwill impairment charge of $1.2 million for the entire goodwill of its DSS reporting unit. The Company estimated the fair value of its DMS reporting unit and determined that there were no instances of impairment in its DMS reporting unit.

The Company’s public market capitalization sustained a decline after June 30, 2014 primarily due to the Company’s operating results in the fourth quarter of fiscal year 2014, to a value below the net book carrying value of the Company’s equity. As a result, the Company recognized a non-cash goodwill impairment charge in its DMS reporting unit in the aggregate of $95.6 million for the year ended June 30, 2014.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company applies judgment when assessing the fair value of the assets based on the undiscounted future cash flows the assets are expected to generate and recognizes an impairment loss if estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2016, 2015 and 2014, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. As mentioned in the Goodwill section above, the Company’s public market capitalization sustained a decline after June 30, 2014, to a value below the net book carrying value of its equity. As such, the Company tested its long-lived assets related to its DMS reporting unit as of June 30, 2014 and, based on the undiscounted cash flows, determined that these assets were not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. The Company’s advertising costs were $0.1  million, $0.7 million and $1.1 million in fiscal years 2016, 2015 and 2014.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to record deferred taxes. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years. Based on estimates, the carrying value of the Company’s net deferred tax assets assumes that it is not more likely than not that the Company will be able to generate sufficient future taxable income in the respective tax jurisdictions. The Company’s judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales and expenses are denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in other income, net in the Company’s consolidated statements of operations. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other income, net in the Company’s consolidated statements of operations and were not material for any period presented.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s comprehensive loss and accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale and unrealized gains and losses on the interest rate swap. Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The Company measures and records the expense related to stock-based transactions based on the fair values of stock-based payment awards, as determined on the date of grant. The fair value of restricted stock units with a service condition is determined based on the closing price of the Company’s common stock on the date of grant. To estimate the fair value of stock options, the Company selected the Black-Scholes option pricing model. To estimate the fair value of restricted stock units with a service and market condition, the Company selected the Monte Carlo simulation model. In applying these models, the Company’s determination of the fair value of the award is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the award and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors.

The Company recognizes stock-based compensation expense over the requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant. On an annual basis, the Company assesses changes to its estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to the forfeiture rates, if any, is recognized in the period that change is made. Refer to Note 10, Stock Benefit Plans, for additional information regarding stock-based compensation.

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2016, 2015 or 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. In May 2016, the FASB amended this standard to address improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standards become effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company is currently assessing the impact of this new guidance.

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

In November 2015, the FASB issued a new accounting standard update on the balance sheet classification of deferred taxes. The new standard requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The new guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company early adopted this amended guidance in the fourth quarter of 2016 on a prospective basis. The adoption of this guidance did not have an impact on the Company’s consolidated balance sheet. The Company’s June 30, 2015 balances were not retrospectively adjusted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company is currently assessing the impact of this new guidance.

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by using the weighted average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(19,420)	$(20,008)	$(146,404)
Denominator:
Basic and Diluted:
Weighted average shares of common stock used in computing basic and diluted net loss per share	45,197	44,454	43,528
Net loss per share:
Basic and Diluted (1)	$(0.43)	$(0.45)	$(3.36)
Securities excluded from weighted average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	5,331	8,198	8,843

(1)

Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred in fiscal years 2016, 2015 and 2014. The assumed issuance of any additional shares would be anti-dilutive.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of June 30, 2016 and 2015, the Company used Level 1 assumptions for its money market funds.

Level 2 — Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2016 and 2015, the Company used Level 2 assumptions for its acquisition-related promissory notes and revolving loan facility.

Level 3 — Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2016 and 2015, the Company did not have any Level 3 financial assets or liabilities.

The Company’s financial assets and liabilities as of June 30, 2016 and 2015 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2016 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,203	$—	$20,203
Liabilities:
Revolving loan facility (1)	$—	$15,000	$15,000

	Fair Value Measurements as of June 30, 2015 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,156	$—	$20,156
Liabilities:
Acquisition-related promissory note (1)	$—	$49	$49
Revolving loan facility (1)	—	15,000	15,000
	$—	$15,049	$15,049

(1)	These liabilities were carried at historical cost on the Company’s consolidated balance sheets.

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

The Company held money market funds of $20.2 million as of June 30, 2016 and June 30, 2015. Gross unrealized gains and losses were not material as the carrying value approximated estimated fair value due to its short maturities. The Company did not hold any marketable securities as of June 30, 2016 and 2015.

The Company did not realize any material gains or losses from sales of its securities in fiscal years 2016, 2015 and 2014. As of June 30, 2016 and 2015, the Company did not hold securities that had maturity dates greater than one year.

Variable Interest Entities

A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE requires significant assumptions and judgments, including the identification of significant activities and an assessment of the Company’s ability to direct those activities. The Company has an equity interest in a privately held entity that is a VIE, of which the Company is not the primary beneficiary. Accordingly, the interest of $2.5 million as of June 30, 2016 and 2015 is recognized at cost within other assets, noncurrent in the Company’s consolidated balance sheets. The Company’s interest was evaluated for impairment as of June 30, 2016 which did not result in any indications of impairment. The Company’s maximum exposure to loss as a result of the unconsolidated VIE was $2.5 million as of June 30, 2016, which represents the carrying value of the Company’s investment in the VIE.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2016	2015
Accounts receivable	$49,503	$48,304
Less: Allowance for doubtful accounts	(441)	(440)
Less: Allowance for sales returns	(1,844)	(1,624)
Total	$47,218	$46,240

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2016	2015
Computer equipment	$14,673	$13,656
Software	11,191	11,079
Furniture and fixtures	3,240	3,124
Leasehold improvements	1,957	1,806
Internal software development costs	29,521	26,056
Total property plant and equipment, gross	60,582	55,721
Less: Accumulated depreciation and amortization	(52,904)	(47,156)
Total property plant and equipment, net	$7,678	$8,565

Depreciation expense was $3.8 million, $4.0 million and $3.9 million for fiscal years 2016, 2015 and 2014. Amortization expense related to internal software development costs was $2.4 million, $2.4 million and $2.6 million for fiscal years 2016, 2015 and 2014.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2016	2015
Income tax receivable	$3,332	$9,719
Prepaid expenses	3,399	1,571
Other assets	324	379
Total	$7,055	$11,669

During fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of June 30, 2016, the Company has recorded $1.0 million within prepaid expenses and other assets and $8.3 million within other assets, noncurrent in the Company’s consolidated balance sheet. Amortization expense was $0.7 million for fiscal year 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2016	2015
Accrued media costs	$17,858	$14,728
Accrued compensation and related expenses and taxes payable	5,468	8,007
Accrued professional service and other business expenses	4,379	4,411
Total	$27,705	$27,146

6. Intangible Assets, Net and Goodwill

Intangible assets, net, excluding goodwill, consisted of the following (in thousands):

	June 30, 2016			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$36,669	$(35,648)	$1,021	$37,056	$(33,916)	$3,140
Content	61,717	(57,778)	3,939	62,162	(54,629)	7,533
Website/trade/domain names	31,470	(27,288)	4,182	31,533	(24,697)	6,836
Acquired technology and others	36,733	(35,794)	939	36,742	(35,221)	1,521
Total	$166,589	$(156,508)	$10,081	$167,493	$(148,463)	$19,030

Amortization of intangible assets was $8.9 million, $12.5 million and $19.6 million for fiscal years 2016, 2015 and 2014.

Future amortization expense for the Company’s intangible assets as of June 30, 2016 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2017	$6,119
2018	2,238
2019	793
2020	761
2021	170
Thereafter	—
Total	$10,081

The changes in the carrying amount of goodwill for fiscal years 2016 and 2015 was as follows (in thousands):

Total
Balance at June 30, 2014	$55,451
Additions	667
Balance at June 30, 2015	$56,118
Additions	—
Balance at June 30, 2016	$56,118

As of June 30, 2016 and 2015, goodwill was $56.1 million. There were no additions to goodwill in fiscal year 2016. The additions to goodwill in fiscal year 2015 relate to the Company’s acquisition of a Brazil-based online lead generation company in exchange for $0.5 million in cash upon closing of the acquisition and estimated payments totaling $0.3 million to be paid in the five years following the acquisition date upon the achievement of certain financial metrics.

There was no impairment charge recorded in fiscal years 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
US	$(18,291)	$(18,917)	$(109,257)
Foreign	(995)	(1,335)	(938)
Total	$(19,286)	$(20,252)	$(110,195)

The components of the provision for (benefit from) taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Current
Federal	$(131)	$(2,140)	$(8,885)
State	(23)	(149)	(374)
Foreign	271	129	361
Total current provision for (benefit from) income taxes	$117	$(2,160)	$(8,898)
Deferred
Federal	$15	$1,954	$42,842
State	—	—	2,265
Foreign	2	(38)	—
Total deferred provision for (benefit from) income taxes	17	1,916	45,107
Total provision for (benefit from) income taxes	$134	$(244)	$36,209

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income before income taxes was as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Federal tax rate	34.0%	34.0%	34.0%
States taxes, net of federal benefit	7.7%	5.8%	2.4%
Foreign rate differential	(1.1)%	(1.1)%	(0.6)%
Stock-based compensation expense	(15.7)%	(13.3)%	(3.6)%
Change in valuation allowance	(25.2)%	(25.0)%	(60.5)%
Impairment of goodwill	—	—	(4.3)%
Research and development credits	2.7%	1.6%	0.3%
Other	(3.1)%	(0.8)%	(0.7)%
Effective income tax rate	(0.7)%	1.2%	(32.8)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the current and long-term deferred tax liabilities, net were as follows (in thousands):

	Fiscal Year Ended June 30,
	2016	2015
Current:
Reserves and accruals	$—	$3,091
Stock options	—	1,942
Other	—	74
Total current deferred tax assets	—	5,107
Valuation allowance - ST	—	(4,940)
Current deferred tax assets, net	$—	$166
Noncurrent:
Reserves and accruals	$3,309	$1,134
Stock options	5,885	5,825
Intangible assets	47,850	53,261
Net operating loss	18,812	5,717
Fixed assets	9	(702)
Tax credits	3,874	2,785
Other	91	93
Total noncurrent deferred tax assets	79,830	68,113
Valuation allowance - LT	(79,868)	(68,301)
Noncurrent deferred tax liabilities, net	$(38)	$(188)
Total deferred tax liabilities, net	$(38)	$(22)

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 due to the significant negative evidence that the near term realization of certain assets were deemed unlikely. The Company regularly assesses the continuing need for a valuation allowance against its deferred tax assets. Significant judgment is required to determine whether a valuation allowance continues to be necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the continued need for a valuation allowance the Company considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods. As of June 30, 2016, the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable and continues to maintain a full valuation allowance against its deferred tax assets.

As of June 30, 2016 and 2015, the Company had a federal operating loss carryforward of approximately $45.3 million and $14.1 million. As of June 30, 2016 and 2015, the Company’s state operating loss carryforward was approximately $28.7 million and $13.8 million. Included in the federal, California and other state net operating loss carryovers above were approximately $0.1 million, $0.3 million and $0.2 million related to stock option windfall deductions, which when realized will be credited to equity. The federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2034. The operating loss carryforward in the Brazil jurisdiction was approximately $1.8 million and does not have an expiration date. The operating loss carryforward in the India jurisdiction was approximately $4.0 million which will begin to expire on June 30, 2021. The Company has federal and California research and development tax credit carry-forwards of approximately $1.9 million and $4.7 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2033, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

United States federal income taxes have not been provided for the $2.7 million of cumulative undistributed earnings of the Company’s foreign subsidiaries as of June 30, 2016. The Company’s present intention is that such undistributed earnings be permanently reinvested offshore, with the exception of the undistributed earnings of its Canadian subsidiary. The Company would be subject to additional United States taxes if these earnings were repatriated. The amount of the unrecognized deferred income tax liability related to these earnings is not material to the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Balance at the beginning of the year	$3,263	$3,077	$2,692
Gross increases - current period tax positions	362	337	379
Gross increases - prior period tax positions	38	115	323
Gross decreases - prior period tax positions	—	(44)	—
Reductions as a result of lapsed statute of limitations	(488)	(222)	(317)
Balance at the end of the year	$3,175	$3,263	$3,077

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s (provision for) benefit from income taxes. As of June 30, 2016, the Company has accrued $1.0 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as a noncurrent liability in the Company’s consolidated balance sheet.

As of June 30, 2016, unrecognized tax benefits of $1.5 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2011. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. As of June 30, 2016, the tax years 2011 through 2015 remain open in the U.S., the tax years 2011 through 2015 remain open in the various state jurisdictions, and the tax years 2013 through 2015 remain open in various foreign jurisdictions.

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

On February 15, 2013, the Company entered into the First Amendment to Credit Agreement and Amendment to Guaranty (“First Amendment”) with the Bank to, among other things: (1) amend the definition of EBITDA; and (2) reduce the $200.0 million five-year revolving loan facility to $100.0 million. Upfront arrangement fees incurred in connection with the First Amendment totaled $0.2 million. In connection with the reduction of the revolving credit line capacity, during the third quarter of fiscal 2013 the Company accelerated amortization of approximately $0.7 million of unamortized deferred upfront costs.

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

On June 11, 2015, the Company entered into the Third Amendment to Credit Agreement (“Third Amendment”) with the Bank to, among other things, pay off in full and terminate the term loan facility, amend the financial covenants, reduce the revolving loan facility from $50.0 million to $25.0 million and extend the expiration date of the Credit Agreement from November 4, 2016 to June 11, 2017. Pursuant to the Third Amendment, each of the revolving loan facility lenders (other than the Bank) assigned its revolving loan facility commitments to the Bank, resulting in the Bank remaining as sole lender under the Credit Agreement. Upfront arrangement fees incurred in connection with the Third Amendment were not material. In connection with the termination of the term loan facility, the Company accelerated amortization of approximately $0.5 million of unamortized deferred upfront costs.

The Credit Agreement, as amended from time to time, is secured by substantially all of the Company’s assets. Borrowings under the revolving loan facility are subject to a borrowing base consisting of eligible receivables and certain other customary conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

EBITDA under the Credit Agreement is defined as net loss less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other expense, net, acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Credit Agreement, as amended from time to time. The Company must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitment. The Company has the right to prepay the revolving loan facility or permanently reduce the revolving loan facility commitment without premium or penalty, in whole or in part at any time.

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

(e) $5,000,000 for the quarter ended June 30, 2016.

Thereafter, minimum EBITDA increases each quarter in $1,000,000 increments; provided that there shall be no loss in EBITDA greater than $2,000,000 in any fiscal quarter during such trailing four quarter period.

2. Minimum adjusted quick ratio as of the end of each month of not less than 1.25 to 1.00.

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of June 30, 2016 and 2015.

As of June 30, 2016 and 2015, $15.0 million was outstanding under the revolving loan facility. The Company’s revolving loan facility matures in June 2017 and payment of the outstanding balance is due at that time.

Interest Rate Swap

During fiscal years 2015 and 2014, the Company held an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan facility. This interest rate swap was designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap was included as a component of accumulated other comprehensive loss with any hedge ineffectiveness immediately recognized into earnings.

In June 2015, in connection with the repayment in full and termination of the term loan facility, the Company also terminated the interest rate swap agreement. Upon settlement, the Company recognized an expense of $0.3 million within other income, net, in the Company’s consolidated statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.  Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2021. Rent expense for fiscal years 2016, 2015 and 2014 was $3.4 million, $3.5 million and $3.6 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of June 30, 2016 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2017	$3,545
2018	3,422
2019	1,449
2020	159
2021	26
Thereafter	—
Total	$8,601

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

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2016 and June 30, 2015.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2016 and 2015.

10.  Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $11.0 million, $9.9 million and $10.4 million. There were no excess tax benefits recognized in fiscal years 2016 and 2015 due to the Company’s full valuation allowance. The Company recognized related excess tax benefits of $0.5 million in fiscal year 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There was no gross benefit of tax deductions recognized in fiscal years 2016 and 2015 due to the Company’s full valuation allowance. The Company included as part of cash flows from financing activities a gross benefit of tax deductions of $0.5 million in fiscal year 2014 related to stock-based compensation.

Stock Incentive Plans

In November 2009, the Company’s board of directors adopted the 2010 Equity Incentive Plan (the “2010 Incentive Plan”) and the Company’s stockholders approved the 2010 Incentive Plan in January 2010. The 2010 Incentive Plan became effective upon the completion of the IPO of the Company’s common stock in February 2010. Awards granted after January 2008 but before the adoption of the 2010 Incentive Plan continue to be governed by the terms of the 2008 Equity Incentive Plan. All outstanding stock awards granted before January 2008 continue to be governed by the terms of the Company’s amended and restated 1999 Equity Incentive Plan.

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

Prior to fiscal year 2016, the Company granted restricted stock units with a service condition (“service-based RSUs”). In fiscal year 2016, the Company also began granting to employees RSUs with a service and market condition (“market-based RSUs”) that requires that the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. To date, the Company has issued ISOs, NQSOs, RSUs and performance-based stock awards under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. RSUs granted to employees prior to fiscal year 2013 generally vest over five years of continuous service, with 15 percent of the RSUs vesting on the one-year anniversary of the date of grant, 60 percent vesting in equal quarterly installments over the following three years and the remaining 25 percent vesting in equal quarterly installments over the last year of the vesting period. RSUs granted to employees starting in fiscal year 2013 generally vest over four years of continuous service, with 25 percent of the RSUs vesting on the one-year anniversary of the date of grant and 6.25% vesting quarterly thereafter for the next 12 quarters.

An aggregate of 13,642,714 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2016, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance is increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 12,665,625 shares available for issuance under the 2010 Incentive Plan as of June 30, 2016.

In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of NQSOs and RSUs to non-employee directors and also provides for the discretionary grant of NQSOs and RSUs. Stock options granted to new non-employee directors vest in equal monthly installments over four years and annual stock option grants to existing directors vest in equal monthly installments over one year. In fiscal years 2016 and 2015, initial RSU grants vest daily over a period of four years and annual RSU grants vest daily over a period of one year. Prior to fiscal year 2015, the annual RSU grants vested quarterly over a period of four years and the initial RSU grants vested quarterly over a period of one year.

An aggregate of 2,789,628 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2016. This amount is increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 1,357,702 shares available for issuance under the Directors’ Plan as of June 30, 2016.

Valuation Assumptions

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The Company calculates the weighted average expected life of options using the simplified method pursuant to the accounting guidance for share-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments as its historical exercise experience does not provide a reasonable basis upon which to estimate expected term. The Company estimates the expected volatility of its common stock based on its historical volatility over the expected term of the stock option and market-based RSU. The Company has no history or expectation of paying dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock option and market-based RSU.

The weighted average Black-Scholes model assumptions and the weighted average grant date fair value of stock options in fiscal years 2016, 2015 and 2014 were as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Expected term (in years)	3.9	4.6	4.6
Expected volatility	43%	46%	48%
Expected dividend yield	—	—	—
Risk-free interest rate	1.0%	1.6%	1.4%
Grant date fair value	$1.83	$1.87	$3.67

The Company estimates the fair value of market-based RSUs at the date of the grant using the Monte Carlo simulation model. The weighted average Monte Carlo simulation model assumptions in fiscal years 2016, 2015 and 2014 were as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
Expected term (in years)	4.0	—	—
Expected volatility	47%	—	—
Expected dividend yield	—	—	—
Risk-free interest rate	1.3%	—	—
Grant date fair value	$5.04	—	—

The fair value of service-based RSUs is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans in fiscal years 2016 and 2015:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Shares	Price	(In years)	(In thousands)
Outstanding at June 30, 2014	7,512,592	$10.32	3.27	$225,182
Granted	453,608	4.65
Exercised	(211,878)	4.60
Forfeited	(292,815)	9.92
Expired	(1,583,066)	10.46
Outstanding at June 30, 2015	5,878,441	$10.07	2.88	$950,759

Granted	297,586	5.41
Exercised	(4,531)	5.79
Forfeited	(143,863)	7.84
Expired	(1,720,385)	10.18
Outstanding at June 30, 2016	4,307,248	$9.78	2.67	$14,573
Vested and expected-to-vest at June 30, 2016 (1)	4,251,699	$9.81	2.65	$14,573
Vested and exercisable at June 30, 2016	3,834,714	$10.10	2.41	$14,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes outstanding and exercisable stock options by range of exercise price as of June 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range or Exercise Prices	Number of Shares	Contractual Term	Exercise Price	Number of Shares	Exercise Price
$2.99 - $5.65	472,211	5.00	$4.56	360,251	$4.44
$5.79 - $6.38	442,014	5.10	$5.90	290,716	$5.89
$6.59 - $9.01	673,568	1.33	$8.37	637,567	$8.41
$9.23 - $9.44	321,274	2.06	$9.34	313,461	$9.33
$9.55 - $9.55	508,750	4.07	$9.55	369,383	$9.55
$9.64 - $9.64	442,500	3.07	$9.64	416,405	$9.64
$9.81 - $11.26	454,436	0.87	$10.60	454,436	$10.60
$11.67 - $11.67	465,200	2.09	$11.67	465,200	$11.67
$12.43 - $16.89	207,395	1.94	$15.78	207,395	$15.78
$19.00 - $19.00	319,900	0.41	$19.00	319,900	$19.00
$2.99 - $19.00	4,307,248	2.67	$9.78	3,834,714	$10.10

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised in fiscal years 2016, 2015 and 2014:

	Fiscal Year Ended June 30,
	2016	2015	2014
Intrinsic value	$1	$131	$1,875
Cash received	26	975	3,652
Tax benefit	—	—	—

As of June 30, 2016, there was $1.2 million of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted average period of 1.82 years.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans in fiscal years 2016 and 2015:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Contractual Life	Value
	Shares	Fair Value	(In years)	(In thousands)
Outstanding at June 30, 2014	1,647,337	$10.10	1.32	$9,077
Granted	3,443,278	5.26
Vested	(606,209)	5.11
Forfeited	(751,776)	7.04
Outstanding at June 30, 2015	3,732,630	$7.06	1.32	$24,064
Granted	98,999	5.99
Vested	(1,481,325)	6.09
Forfeited	(438,395)	6.12
Outstanding at June 30, 2016	1,911,909	$5.79	1.33	$6,691

At the time of vesting, a portion of service-based RSUs are relinquished and cancelled by the Company to provide for federal and state tax withholding obligations resulting from the service-based RSU release. As of June 30, 2016, there was $8.2 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

total unrecognized compensation expense related to service-based RSUs which are expected to be recognized over a weighted average period of 2.24 years.

Market-Based Restricted Stock Unit Activity

The following table summarizes the market-based RSU activity under the plans in fiscal year 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Contractual Life	Value
	Shares	Fair Value	(In years)	(In thousands)
Outstanding at June 30, 2015	—	$—	—	$—
Granted	1,069,162	5.03
Vested	—	—
Forfeited	(63,560)	5.11
Outstanding at June 30, 2016	1,005,602	$5.03	1.36	$3,570

As of June 30, 2016, there was $2.0 million of total unrecognized compensation expense related to market-based RSUs which are expected to be recognized over a weighted average period of 1.36 years.

11.  Related Party Transactions

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

In connection with its continuing review of non-strategic assets in March 2014, the Company elected to dispose of its equity investment in DemandBase, Inc. (“DemandBase”). In this regard, the Company contacted a number of existing DemandBase investors, including Split Rock Partners II, LP (“Split Rock”). Split Rock is managed by Split Rock Partners II Management, LLC, of which the Company’s director Mr. Simons is a managing director. In addition, Mr. Sands is a member of the board of directors of DemandBase and is also a managing partner of Costanoa Venture Capital, which is an investor in DemandBase. Accordingly, as the Company’s sale of the shares to Split Rock could be deemed a related person transaction, the Company conducted an auction process with respect to the sale of the DemandBase shares. Split Rock ultimately prevailed in that process, and the Company’s Audit Committee approved the sale in accordance with the Company’s related person transactions policy. On April 11, 2014 the Company entered into a Stock Purchase Agreement with Split Rock whereby the partnership purchased all 1,436,781 shares of Series D Preferred Stock of DemandBase owned by the Company for a total purchase price of $1,436,781.

12.  Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its chief executive officer, reviews financial information presented on a consolidated basis, and no expense or operating income is evaluated at a segment level. Given the consolidated level of review by the Company’s chief executive officer, the Company operates as one reportable segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Net revenue:
United States	$291,526	$276,182	$278,791
International	6,180	5,958	3,758
Total net revenue	$297,706	$282,140	$282,549

	June 30,	June 30,
	2016	2015
Property and equipment, net:
United States	$6,973	$8,313
International	705	252
Total property and equipment, net	$7,678	$8,565

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, due to the existence of a material weakness as discussed further below, our disclosure controls and procedures were not effective at the reasonable assurance level. Notwithstanding the identified material weakness, our management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our consolidated position, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or quarterly financial statements will not be prevented or detected on a timely basis.

We did not maintain effective internal control over financial reporting over the accuracy of the accounting for stock-based compensation expense for market-based restricted stock units. Specifically our internal controls with respect to stock-based compensation were not designed to appropriately identify and apply different expense recognition methodologies and, as a result, the compensation expense for market-based restricted stock units was incorrectly accounted for using straight-line basis rather than accelerated basis over the requisite service period.

This control deficiency resulted in an audit adjustment to our operating expenses and the revision of our quarterly financial statements used to derive the selected quarterly financial data table included in Item 7 in this Annual Report on Form 10-K for the periods ended September 30, 2015, December 31, 2015 and March 31, 2016. Additionally, management assessed that this control deficiency could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement to our annual or quarterly financial statements that would not be prevented or detected on a timely basis. Accordingly, we determined that this control deficiency constitutes a material weakness. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

We have begun taking steps to remediate the material weakness identified above primarily through enhancing the stock-based compensation process to include formal documentation and review of the expense recognition policy for new award types granted, and modifications to existing awards in the period such awards are granted or modified.

The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Item 9B.	Other Information

On August 12, 2016, the Board of Directors of QuinStreet, Inc. (the “Company”), upon recommendation of the Compensation Committee (the “Committee”), as part of its ongoing review of market practices for compensatory matters and recommendations by the Committee’s outside compensation consultant, approved a change in control severance agreement to be entered into with each of our named executive officers to provide “double-trigger” change in control severance benefits.

Under the change in control severance agreements, if the officer is terminated without cause, or resigns due to certain adverse changes in his or her job or compensation, within 3 months before or within 12 months following a change of control, the officer will be eligible to receive severance benefits consisting of a cash payment equivalent to 12 months of salary, target bonus and health benefits, as well as full vesting of outstanding equity awards. The agreements do not include any golden parachute excise tax gross-up provisions. Instead, in accordance with the Committee’s review of best practices, an officer’s severance benefits will either be reduced below the level at which the excise tax applies or the officer will be responsible for paying the excise tax, whichever is better for the officer on an after-tax basis. Any change in control severance benefits are subject to execution of general release of claims against the Company by the officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2016.

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

Item 14.Principal Accountant Fees and Services

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

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts, sales returns and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts and sales returns
Fiscal year 2014	$2,026	$322	$(426)	$1,922
Fiscal year 2015	$1,922	$923	$(781)	$2,064
Fiscal year 2016	$2,064	$789	$(568)	$2,285

Deferred tax asset valuation allowance
Fiscal year 2014	$947	$67,225	$—	$68,172
Fiscal year 2015	$68,172	$5,069	$—	$73,241
Fiscal year 2016	$73,241	$6,627	$—	$79,868

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2016.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and Chief	August 19, 2016
Douglas Valenti	Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer and Senior Vice President	August 19, 2016
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Stuart M. Huizinga	Director	August 19, 2016
Stuart Huizinga

/s/ Robin Josephs	Director	August 19, 2016
Robin Josephs

/s/ John G. McDonald	Director	August 19, 2016
John G. McDonald

/s/ David Pauldine	Director	August 19, 2016
David Pauldine

/s/ Gregory Sands	Director	August 19, 2016
Gregory Sands

/s/ Marjorie T. Sennett	Director	August 19, 2016
Marjorie T. Sennett

/s/ James Simons	Director	August 19, 2016
James Simons

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(8)

Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.

3.1(6)	Amended and Restated Certificate of Incorporation.

3.2(7)	Bylaws.

4.1(3)	Form of QuinStreet, Inc.’s Common Stock Certificate.

10.1(1)+	QuinStreet, Inc. 2008 Equity Incentive Plan.

10.2(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).

10.3(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).

10.4(1)+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).

10.5(2)+	QuinStreet, Inc. 2010 Equity Incentive Plan.

10.6(17)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).

10.7(20)+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).

10.8(15)+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).

10.9(15)+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).

10.10(21)+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).

10.11(12)+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.

10.12(13)+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.13(14)+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.

10.15(11)+	Annual Incentive Plan.

10.16(9)

Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.

10.17(16)	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Guaranty dated as of February 15, 2013.

10.18(5)	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.

10.19(4)+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.

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

10.30(27)+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).

10.31(28)	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Registration Statement on Form S-1 (SEC File No. 333-163228) filed on November 19, 2009.
(2)	Incorporated by reference Exhibit 99.9 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.
(3)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 14, 2010.
(4)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on January 26, 2010.
(5)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on May 12, 2010.
(6)	Incorporated by reference to Exhibit 3.2 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.

(7)	Incorporated by reference to Exhibit 3.4 to QuinStreet, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-163228) filed on December 22, 2009.
(8)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on November 8, 2010.
(9)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on November 8, 2011.
(10)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on June 27, 2012.
(11)	Incorporated by reference to Exhibit 10.12 to QuinStreet, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No.333-163228) filed on January 14, 2010.
(12)	Incorporated by reference to Exhibit 99.12 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.
(13)	Incorporated by reference to Exhibit 99.13 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.
(14)	Incorporated by reference to Exhibit 99.14 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.
(15)	Incorporated by reference to the same numbered exhibit to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 23, 2012.
(16)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on February 15, 2013.
(17)	Incorporated by reference to Exhibit 99.10 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.
(18)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on September 19, 2013.
(19)	Incorporated by reference to Exhibit 10.2 to QuinStreet Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on September 19, 2013.
(20)	Incorporated by reference to Exhibit 99.11 to QuinStreet Inc.’s Registration Statement on Form S-8 (SEC File No. 333-165534) filed on March 17, 2010.
(21)	Incorporated by reference to the same numbered exhibit to QuinStreet Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 20, 2013.
(22)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form 8-K (SEC File No. 001-34628) filed on July 22, 2014.
(23)	Incorporated by reference to Exhibit 10.19 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 23, 2012.
(24)	Incorporated by reference to Exhibit 10.27 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on September 12, 2014.
(25)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on February 6, 2015.
(26)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Current Report on Form Annual Report on Form 8-K (SEC File No. 001-34628) filed on June 12, 2015.
(27)	Incorporated by reference to Exhibit 10.30 to QuinStreet, Inc.’s Annual Report on Form 10-K (SEC File No. 001-34628) filed on August 19, 2015.
(28)	Incorporated by reference to Exhibit 10.1 to QuinStreet, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-34628) filed on February 9, 2016.