Form 10-Q
period 2016-09-30
QUINSTREET, INC
filed 2016-11-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of common stock outstanding as of October 31, 2016: 45,756,849

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$53,566	$53,710
Accounts receivable, net	44,303	47,218
Prepaid expenses and other assets	7,689	7,055
Total current assets	105,558	107,983
Property and equipment, net	7,273	7,678
Goodwill	56,118	56,118
Other intangible assets, net	8,333	10,081
Other assets, noncurrent	11,181	11,242
Total assets	$188,463	$193,102

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,569	$19,814
Accrued liabilities	23,840	27,705
Deferred revenue	1,037	1,200
Debt	15,000	15,000
Total current liabilities	60,446	63,719
Other liabilities, noncurrent	4,512	4,631
Total liabilities	64,958	68,350
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 45,755,311 and 45,557,295 shares issued and outstanding at September 30, 2016 and June 30, 2016	46	45
Additional paid-in capital	260,277	257,950
Accumulated other comprehensive loss	(424)	(418)
Accumulated deficit	(136,394)	(132,825)
Total stockholders' equity	123,505	124,752
Total liabilities and stockholders' equity	$188,463	$193,102

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net revenue	$73,438	$72,389
Cost of revenue (1)	67,808	65,918
Gross profit	5,630	6,471
Operating expenses: (1)
Product development	3,954	4,444
Sales and marketing	2,590	3,622
General and administrative	4,031	4,220
Operating loss	(4,945)	(5,815)
Interest income	21	6
Interest expense	(156)	(133)
Other income (expense), net	135	(57)
Loss before income taxes	(4,945)	(5,999)
Benefit from (provision for) taxes	1,376	(365)
Net loss	$(3,569)	$(6,364)
Net loss per share:
Basic	$(0.08)	$(0.14)
Diluted	$(0.08)	$(0.14)
Weighted-average shares used in computing net loss per share:
Basic	45,668	44,836
Diluted	45,668	44,836

(1)

Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$971	$927
Product development	536	658
Sales and marketing	357	472
General and administrative	743	732

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net loss	$(3,569)	$(6,364)
Other comprehensive loss:
Foreign currency translation adjustment	(6)	(7)
Total other comprehensive loss	(6)	(7)
Comprehensive loss	$(3,575)	$(6,371)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(3,569)	$(6,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,373	3,944
Provision for (recovery from) sales returns and doubtful accounts receivable	95	(73)
Stock-based compensation	2,607	2,789
Gain on sales of domain names	(143)	(65)
Other adjustments, net	(13)	—
Changes in assets and liabilities:
Accounts receivable	2,820	453
Prepaid expenses and other assets	(574)	5,500
Deferred taxes	—	(8)
Accounts payable	676	(1,100)
Accrued liabilities	(3,783)	(1,673)
Deferred revenue	(163)	(62)
Other liabilities, noncurrent	(119)	(98)
Net cash provided by operating activities	1,207	3,243
Cash Flows from Investing Activities
Capital expenditures	(401)	(489)
Internal software development costs	(695)	(1,276)
Proceeds from sales of domain names	143	40
Other investing activities	(53)	—
Net cash used in investing activities	(1,006)	(1,725)
Cash Flows from Financing Activities
Withholding taxes related to restricted stock net share settlement	(347)	(1,323)
Net cash used in financing activities	(347)	(1,323)
Effect of exchange rate changes on cash and cash equivalents	2	(3)
Net (decrease) increase in cash and cash equivalents	(144)	192
Cash and cash equivalents at beginning of period	53,710	60,468
Cash and cash equivalents at end of period	$53,566	$60,660
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	138	156
Cash paid for income taxes	38	74

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketing products and technologies. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, home services and business-to-business technology. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India. While the majority of the Company’s operations and revenue are in North America, the Company has emerging businesses in Brazil and India.

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

Revision of Previously Issued Financial Statements

During the quarter ended June 30, 2016, the Company identified errors related to its stock-based compensation expense included in the unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2015, December 31, 2015 and March 31, 2016. The stock-based compensation expense related to market-based restricted stock units was understated by $1.1 million through the nine months ended March 31, 2016. The Company assessed the materiality of the above errors individually and in the aggregate on prior periods’ financial statements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, concluded that such amounts were not material to the September 30, 2015, December 31, 2015 and March 31, 2016 quarterly condensed consolidated financial statements. Therefore, these previously issued financial statements can continue to be relied upon and amendments of the previously filed Quarterly Reports on Form 10-Q were not required. The Company will revise the previously issued quarterly condensed consolidated financial statements to correct the errors for the quarterly periods ended September 30, 2015, December 31, 2015 and March 31, 2016 of $0.3 million, $0.4 million and $0.4 million in future Quarterly Reports on Form 10-Q when the quarterly condensed consolidated financial statements for such periods are included. Accordingly, the Company has reflected the correction of the error of $0.3 million in the condensed consolidated statement of operations, condensed consolidated statement of comprehensive loss and condensed consolidated statement of cash flows for the three months ended September 30, 2015 included herein.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2016 and for the three months ended September 30, 2016 and 2015 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the SEC on August 19, 2016. The condensed consolidated balance sheet at June 30, 2016  included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at September 30, 2016, its condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015, its condensed consolidated statements of comprehensive loss for the three months ended September 30, 2016 and 2015, and its condensed consolidated statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of cash flows for the three months ended September 30, 2016 and 2015. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill, long-lived assets, contingencies, and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There have been no significant changes in the accounting policies subsequent to June 30, 2016.

Concentrations of Credit Risk

The Company had one client that accounted for 11% of net revenue for the three months ended September 30, 2016. No other client accounted for more than 10% of net revenue for the three months ended September 30, 2016 and no client accounted for more than 10% of net revenue for the three months ended September 30, 2015. No client accounted for more than 10% of net accounts receivable as of September 30, 2016 or June 30, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable and a revolving loan facility. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the revolving loan facility approximates its recorded amount at September 30, 2016 as the interest rate on the revolving loan facility is variable and is based on market interest rates and after consideration of default and credit risk.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. In May 2016, the FASB amended this standard to address improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standards become effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new standards. The Company is currently assessing the impact of this new guidance.

In June 2014, the FASB issued a new accounting standard update on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period, which amends ASC 718, “Compensation - Stock Compensation.” The amendment provides guidance on the treatment of share-based payment awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

be treated as a performance condition. The new guidance became effective in the current quarter and did not have an impact on the Company’s condensed consolidated financial statements.

In February 2015, the FASB issued a new accounting standard update on consolidating legal entities in which a reporting entity holds a variable interest. The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs and affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships. The new guidance became effective in the current quarter and did not have an impact on the Company’s condensed consolidated financial statements.

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

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	September 30,
	2016	2015
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(3,569)	$(6,364)
Denominator:
Basic and Diluted:
Weighted-average shares of common stock used in computing basic and diluted net loss per share	45,668	44,836
Net loss per share:
Basic and Diluted (1)	$(0.08)	$(0.14)
Securities excluded from weighted-average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	7,138	5,448

(1)

Diluted net loss per share does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred for the three months ended September 30, 2016 and 2015. The assumed issuance of any additional shares would be anti-dilutive.

(2)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Fair Value Measurements, Cash Equivalents and Variable Interest Entities

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of September 30, 2016, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2016, the Company used Level 2 assumptions for its revolving loan facility.

Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2016, the Company did not have any Level 3 financial assets or liabilities.

The Company’s financial instruments as of September 30, 2016 and June 30, 2016 were categorized as follows in the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2016 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,224	$—	$20,224
Liabilities:
Revolving loan facility (1)	$—	$15,000	$15,000

	Fair Value Measurements as of June 30, 2016 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,203	$—	$20,203
Liabilities:
Revolving loan facility (1)	$—	$15,000	$15,000

(1)	Carried at historical cost on the Company's condensed consolidated balance sheets.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. The Company holds money market funds of $20.2 million as of September 30, 2016 and $20.2 million as of June 30, 2016 which are classified as cash equivalents.

Variable Interest Entities

A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE requires significant assumptions and judgments, including the identification of significant activities and an assessment of the Company’s ability to direct those activities. The Company has an equity interest in a privately held entity that is a VIE, of which the Company is not the primary beneficiary. Accordingly, the interest of $2.5 million as of September 30, 2016 and June 30, 2016 is recognized at cost within other assets, noncurrent on the Company’s condensed consolidated balance sheets. The Company’s interest was evaluated for impairment as of September 30, 2016 and June 30, 2016 which did not result in any indications of impairment. The Company’s maximum exposure to loss as a result of the unconsolidated VIE is $2.5 million at September 30, 2016, which represents the carrying value of the Company’s investment in the VIE.

5. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of September 30, 2016, the Company has recorded $1.0 million within prepaid expenses and other assets and $8.0 million within other assets, noncurrent on the condensed consolidated balance sheet. Amortization expense was $0.3 million for the three months ended September 30, 2016.

6. Intangible Assets and Goodwill

Intangible assets, net, excluding goodwill, consisted of the following (in thousands):

	September 30, 2016			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$36,868	$(36,066)	$802	$36,669	$(35,648)	$1,021
Content	61,500	(58,374)	3,126	61,717	(57,778)	3,939
Website/trade/domain names	31,279	(27,670)	3,609	31,470	(27,288)	4,182
Acquired technology and others	36,733	(35,937)	796	36,733	(35,794)	939
	$166,380	$(158,047)	$8,333	$166,589	$(156,508)	$10,081

Amortization of intangible assets was $1.9 million and $2.4 million for the three months ended September 30, 2016 and 2015.

Future amortization expense for the Company’s intangible assets as of September 30, 2016 was as follows (in thousands):

Year Ending June 30,	Amortization
2017 (remaining nine months)	$4,235
2018	2,316
2019	851
2020	761
2021	170
Thereafter	—
$8,333

As of September 30, 2016 and June 30, 2016, goodwill was $56.1 million.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of September 30, 2016  as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable.

The Company recorded a benefit from income taxes of $1.4 million for the three months ended September 30, 2016 as a result of a tax refund from an amended state tax return filing. The Company recorded a provision for income taxes of $0.4 million for the three months ended September 30, 2015, primarily due to the outcome of a state tax examination.

8. Debt

Loan Facility

The Company’s credit agreement with Comerica Bank (the “Bank”) on November 4, 2011 (as amended on February 15, 2013, July 17, 2014 and June 11, 2015, the “Credit Agreement”) consists of a $25.0 million revolving loan facility with a maturity date of June 11, 2017. Borrowings under the revolving loan facility bear interest at a Eurodollar rate plus 3.00% and is secured by substantially all of the Company’s assets. The Company must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitment. The Company has the right to prepay the revolving loan facility or permanently reduce the revolving loan facility commitment without premium or penalty, in whole or in part at any time. Borrowings under the revolving loan facility are subject to a borrowing base consisting of eligible receivables and certain other customary conditions.

The Credit Agreement, as amended, contains limitations on the Company’s ability to sell assets, make acquisitions, pay dividends, incur capital expenditures, and also requires the Company to comply with certain additional covenants. In addition, the Company is required to maintain financial covenants as follows when there are amounts outstanding under the revolving loan facility and at the time the Company draws down amounts under the revolving loan facility:

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

EBITDA under the Credit Agreement is defined as net loss less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net, acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Credit Agreement, as amended from time to time.

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of September 30, 2016 and June 30, 2016.

As of September 30, 2016 and June 30, 2016, $15.0 million was outstanding under the revolving loan facility. The Company’s revolving loan facility matures in June 2017 and payment of the outstanding balance is due at that time.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2021. Rent expense was $0.9 million and $0.8 million for the three months ended September 30, 2016 and 2015. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of September 30, 2016 were as follows (in thousands):

Operating
Year Ending June 30,	Leases
2017 (remaining nine months)	$2,812
2018	3,638
2019	1,666
2020	376
2021	46
Thereafter	—
$8,538

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2016 and June 30, 2016.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2016 and June 30, 2016.

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

As of September 30, 2016, 15,920,578 shares were reserved and 12,909,480 shares were available for issuance under the 2010 Incentive Plan; 3,359,964 shares were reserved and 1,910,010 shares were available for issuance under the Directors’ Plan.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted-average Black-Scholes model assumptions for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended
	September 30,
	2016	2015
Expected term (in years)	4.6	4.6
Expected volatility	45%	47%
Expected dividend yield	—	—
Risk-free interest rate	1.0%	1.6%
Grant date fair value	$1.39	$2.24

The Company estimates the fair value of restricted stock units with a market condition at the date of the grant using the Monte Carlo simulation model. The weighted-average Monte Carlo simulation model assumptions for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended
	September 30,
	2016	2015
Expected term (in years)	4.0	4.0
Expected volatility	45%	47%
Expected dividend yield	—	—
Risk-free interest rate	1.0%	1.3%
Grant date fair value	$3.02	$6.18

The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

11. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its chief executive officer, reviews financial information presented on a consolidated basis and no expense or operating income is evaluated at a segment level. Given the consolidated level of review by the Company’s chief executive officer, the Company operates as one reportable segment.

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Net revenue:
United States	$72,368	$71,226
International	1,070	1,163
Total net revenue	$73,438	$72,389

	September 30,	June 30,
	2016	2016
Property and equipment, net:
United States	$6,611	$6,973
International	662	705
Total property and equipment, net	$7,273	$7,678

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Subsequent Events

On November 9, 2016, the Company announced a corporate restructuring resulting in the reduction of approximately 25% of personnel costs in order to accelerate margin expansion and grow cash flow. The Company currently estimates it will recognize restructuring costs between $2.5 million and $3.5 million and expects the restructuring to be substantially completed by the end of the three months ended December 31, 2016.

On November 9, 2016, the Company also announced the authorization of a stock buyback program, initially limited to offsetting annual dilution due to equity compensation. Dilution from equity compensation has averaged approximately 1.4% of outstanding shares annually over the past five fiscal years. The Board of Directors will assess the buyback program on an ongoing basis as circumstances change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Management Overview

QuinStreet, Inc. is a leader in performance marketing products and technologies. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, home services, and business-to-business technology. Our clients include some of the world’s largest companies and brands in those markets. While the majority of our operations and revenue are in North America, we have emerging businesses in Brazil and India.

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 61% and 45% of net revenue for the three months ended September 30, 2016 and 2015. Our education client vertical represented 24% and 37% of net revenue for the three months ended September 30, 2016 and 2015. Other client verticals, consisting of home services, business-to-business technology and medical, represented 15% and 18% of net revenue for the three months ended September 30, 2016 and 2015. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 11% of our net revenue for the three months ended September 30, 2016. No other client accounted for more than 10% of our net revenue for the three months ended September 30, 2016 and no client accounted for more than 10% of our net revenue for the three months ended September 30, 2015.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2017 will continue to be generated from clients in these two client verticals. In addition, revenue from our financial services client vertical is expected to increase as a percentage of our total revenue.

Our financial services client vertical has been challenged by a number of factors over the past several years, including the limited availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may continue to impact our business in the future. To offset this impact, we have broadened our product set with enhanced click, lead, call and policy products that have enabled better monetization to provide greater access to high quality media sources. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets.

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

Basis of Presentation

Net Revenue

Our business generates revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education and “other” (which includes home services, business-to-business technology and medical).

Cost of Revenue

Cost of revenue consists primarily of media costs, personnel costs, amortization of intangible assets, depreciation expense, and amortization of internal software development costs related to revenue-producing technologies. Media costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, or cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group, and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

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

Product Development. Product development expenses consist primarily of personnel costs, facilities fees and professional services fees related to the development and maintenance of our products and media management platform. We are constraining expenses generally to the extent practicable.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, professional services fees and facilities fees. We are constraining expenses generally to the extent practicable.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our finance, legal, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees, and insurance. We are constraining expenses generally to the extent practicable.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to our revolving loan facility. Borrowings under our revolving loan facility and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, and other non-operating items.

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

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Annual Report on Form 10-K subsequent to June 30, 2016. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2016, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,
	2016		2015
	(In thousands)
Net revenue	$73,438	100.0%	$72,389	100.0%
Cost of revenue (1)	67,808	92.3	65,918	91.1
Gross profit	5,630	7.7	6,471	8.9
Operating expenses: (1)
Product development	3,954	5.4	4,444	6.1
Sales and marketing	2,590	3.5	3,622	5.0
General and administrative	4,031	5.5	4,220	5.8
Operating loss	(4,945)	(6.7)	(5,815)	(8.0)
Interest income	21	—	6	—
Interest expense	(156)	(0.2)	(133)	(0.2)
Other income (expense), net	135	0.2	(57)	(0.1)
Loss before income taxes	(4,945)	(6.7)	(5,999)	(8.3)
Benefit from (provision for) taxes	1,376	1.9	(365)	(0.5)
Net loss	$(3,569)	(4.8)%	$(6,364)	(8.8)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$971	1.3%	$927	1.3%
Product development	536	0.7	658	0.9
Sales and marketing	357	0.5	472	0.7
General and administrative	743	1.0	732	1.0

Net Revenue

	Three Months Ended		Three
	September 30,		Months
	2016	2015	% Change
	(In thousands)
Net revenue	$73,438	$72,389	1%
Cost of revenue	67,808	65,918	3%
Gross profit	$5,630	$6,471	(13%)

Net revenue increased $1.0 million, or 1%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Revenue from our financial services client vertical increased $12.4 million, or 39%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to the continued rollout of enhanced products and media management platform and to additional strategic partnerships that have increased and diversified our access to quality media and client budgets. Revenue from our education client vertical decreased $9.4 million, or 35%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to exits from the channel of large for-profit education clients and decreased client demand as a result of client initiatives which include campus closures and discontinuation of certain education programs. Revenue from our other client verticals decreased $2.0 million, or 15%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to decreased client demand in our business-to-business technology and medical client verticals, partially offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.9 million, or 3%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, driven by increased media costs of $2.3 million primarily due to higher revenue volumes from our financial services click products, which tend to have higher media costs as a percentage of revenue, partially offset by decreased personnel costs of $0.4 million primarily related to decreased incentive compensation associated with the lower achievement of performance objectives. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 8% for the three months ended September 30, 2016 and 9% for the three months ended September 30, 2015. The decrease in gross margin was attributable to a higher proportion of our revenue coming from our financial services click products,  partially offset by decreased personnel costs.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2016	2015	% Change
	(In thousands)
Product development	$3,954	$4,444	(11%)
Sales and marketing	2,590	3,622	(28%)
General and administrative	4,031	4,220	(4%)
Operating expenses	$10,575	$12,286	(14%)

Product Development Expenses

Product development expenses decreased $0.5 million, or 11%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This was primarily due to decreased personnel costs of $0.3 million related to decreased incentive compensation associated with the lower achievement of performance objectives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.0 million, or 28%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This was primarily due to decreased personnel costs of $0.6 million related to decreased average headcount and decreased incentive compensation associated with the lower achievement of performance objectives and decreased professional services of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 4%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This was primarily due to decreased incentive compensation associated with the lower achievement of performance objectives.

Benefit from (Provision for) Taxes

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Benefit from (provision for) taxes	$1,376	$(365)

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2016 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable.

We recorded a benefit from income taxes of $1.4 million for the three months ended September 30, 2016 as a result of a tax refund from an amended state tax return filing. We recorded a provision for income taxes of $0.4 million for the three months ended September 30, 2015, primarily due to the outcome of a state tax examination. Our annual statutory tax rate was 34% for the three months ended September 30, 2016 and 2015. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income taxes for the period.

 Liquidity and Capital Resources

As of September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $53.6 million, cash we expect to generate from future operations, and available borrowings under our $25.0 million revolving loan facility under which we have drawn $15.0 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$1,207	$3,243
Net cash used in investing activities	(1,006)	(1,725)
Net cash used in financing activities	(347)	(1,323)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $1.2 million for the three months ended September 30, 2016, compared to cash flows provided by operating activities of $3.2 million for the three months ended September 30, 2015.

Cash provided by operating activities for the three months ended September 30, 2016 consisted of a net loss of $3.6 million, which included a cash receipt from a state tax refund of $1.4 million, offset by non-cash adjustments of $5.9 million. In addition, there was a net decrease in cash from changes in working capital of $1.1 million. The non-cash adjustments primarily consisted of depreciation and amortization of $3.4 million and stock-based compensation expense of $2.6 million. The changes in working capital accounts were primarily due to a decrease in accrued liabilities of $3.8 million, offset by a decrease in accounts receivable of $2.8 million. The decrease in accrued liabilities was primarily due to bonus payments which occur annually during the three months ended September 30, 2016 and the timing of payments. The decrease in accounts receivable was primarily due to the timing of receipts.

Cash provided by operating activities for the three months ended September 30, 2015 consisted of a net loss of $6.4 million, which included a restructuring charge of $0.2 million, offset by non-cash adjustments of $6.6 million. In addition, there was a net increase in cash from changes in working capital of $3.0 million. The non-cash adjustments primarily consisted of depreciation and amortization of $3.9 million and stock-based compensation expense of $2.8 million. The changes in working capital accounts were primarily due to a decrease in prepaid expenses and other assets of $5.5 million, offset by a decrease in accounts payable and accrued liabilities of $2.8 million. The decrease in prepaid expenses and other assets were primarily due to a cash receipt from a federal tax refund. The decrease in accounts payable and accrued liabilities were primarily due to bonus payments which occur annually during the three months ended September 30, 2015 and the timing of payments.

Investing Activities

Cash flows used in investing activities generally include capital expenditures and capitalized internal development costs.

Cash flows used in investing activities was $1.0 million for the three months ended September 30, 2016, compared to cash flows used in investing activities of $1.7 million for the three months ended September 30, 2015.

Cash used in investing activities in the three months ended September 30, 2016 and 2015 was primarily due to capital expenditures and internal software development costs of $1.1 million and $1.8 million.

Financing Activities

Cash flows used in financing activities generally include principal payments on acquisition-related notes payable and withholding taxes related to the release of restricted stock, net of share settlement.

Cash used in financing activities was $0.3 million for the three months ended September 30, 2016, compared to cash flows used in financing activities of $1.3 million for the three months ended September 30, 2015.

Cash used in financing activities in the three months ended September 30, 2016 and 2015 was due to withholding taxes related to the release of restricted stock, net share settlement of $0.3 million and $1.3 million.

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

Contractual Obligations

Our contractual obligations relate to borrowings under our revolving loan facility and operating leases. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016.

Loan Facility

As of September 30, 2016, we were party to a credit agreement (the “Credit Agreement”) with Comerica Bank (the “Bank”), as administrative agent and sole lender, which consisted of a $25.0 million revolving loan facility with a maturity date of June 11, 2017. Borrowings under the revolving loan facility bear interest at a rate of the Eurodollar rate plus 3.00%, and is secured by substantially all of our assets. We must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitments. We have the right to prepay the revolving loan facility or permanently reduce the revolving loan facility credit commitments without premium or penalty, in whole or in part at any time. Borrowings under the revolving loan facility are subject to a borrowing base consisting of eligible receivables and certain other customary conditions.

The Credit Agreement, as amended, contains limitations on our ability to sell assets, make acquisitions, pay dividends, incur capital expenditures and also requires us to comply with certain additional covenants. In addition, we are also required to maintain financial covenants when there are amounts outstanding under the revolving loan facility and at the time we draw down amounts under the revolving loan facility.

We were in compliance with all covenants under the Credit Agreement as of September 30, 2016 and June 30, 2016.

As of September 30, 2016 and June 30, 2016, there was $15.0 million outstanding under the revolving loan facility.

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

As of September 30, 2016, our revolving loan facility had an outstanding balance of $15.0 million. Interest on borrowings under the revolving loan facility is payable quarterly at the Eurodollar rate plus 3.00%. Our exposure to interest rate risk under the revolving loan facility will depend on the extent to which we utilize the facility. A hypothetical change of 1% from prevailing interest rates as of September 30, 2016 would not have a material effect on our interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed under “Item 9-A Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2016, we concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting over the accuracy of the accounting for stock-based compensation expense for market-based restricted stock units. Specifically our internal controls with respect to stock-based compensation were not designed to appropriately identify and apply different expense recognition methodologies and, as a result, the compensation expense for market-based restricted stock units was incorrectly accounted for using straight-line basis rather than accelerated basis over the requisite service period. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Remediation Initiatives

We are in the process of enhancing the stock-based compensation process to include formal documentation and review of the expense recognition policy for new award types granted, and modifications to existing awards in the period such awards are granted or modified.

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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing user and client demands. As a result, we face risks and uncertainties such as but not limited to:

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

For example, in January 2014, the Department of Education initiated an investigation of a U.S. publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with the client requiring it to wind down or sell its campuses. In September 2016, the Department of Education took action which resulted in the closure of a large for-profit education provider.

Similarly, in July 2015, the Federal Trade Commission initiated an investigation of another publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices, and in January 2016, the Federal Trade Commission filed a lawsuit against a different publicly-traded U.S. for-profit education client with respect to its advertising practices. Moreover, the Department of Education, the Consumer Finance Protection Bureau, the Federal Trade Commission and several state attorneys general currently have open investigations with several other post-secondary educational institutions including some of our clients. Regulatory decisions may also adversely impact our education clients indirectly. For example, in October 2016, the Department of Education published its final defense to repayment rule, which streamlines and liberalizes a procedure whereby students may have their federal loans forgiven. This may result in students increasingly seeking to have their loans forgiven, which may in turn involve claims by the government against education providers. In connection with these or other investigations of our clients’ marketing practices, regulatory authorities may also make requests to us for information, which requests may consume substantial time and resources and result in a negative effect on our operating results. These and other similar regulatory and enforcement activities have affected, and are expected to continue to affect, our clients’ businesses and marketing practices, which have resulted in, and may continue to result in, a decrease in these clients’ spending with us and fluctuations in the volume and mix of our business with these clients. This may be the case notwithstanding the fact that we are not a target of these regulatory investigations or inquiries and the fact that our marketing practices consist largely of utilizing client-provided or client-approved online marketing materials subject to client advertising guidelines.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 11% of our net revenue for the three months ended September 30, 2016. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

To maintain target levels of profitability, from time to time, we may restructure our operations or make other adjustments to our workforce. For example, in November 2016, we announced a corporate restructuring resulting in the reduction of approximately 25% of personnel costs. This restructuring could result in business disruptions or temporarily reduce workforce productivity. In addition, we may incur restructuring charges greater than expected and we may not achieve or sustain the expected cost savings or other anticipated benefits of our existing or future corporate restructurings, or do so within the expected time frame.

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

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefit of many of our acquisitions may not materialize.

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

Furthermore, advertising spend on the Internet, similar to traditional media, tends to be cyclical and discretionary as a result of factors beyond our control, including budgetary constraints and buying patterns of clients, as well as economic conditions affecting the Internet and media industry. For example, recent weather and other events have led to short-term increases in insurance industry client loss ratios, which in turn have led to decreased client spend on online performance marketing. In addition, inherent industry specific risks (e.g., Insurance industry loss ratios and cutbacks) and poor macroeconomic conditions as well as such short-term events could decrease our clients’ advertising spending and thereby have a material adverse effect on our business, financial condition, and operating results.

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

We did not maintain effective internal control over financial reporting over the accuracy of the accounting for stock-based compensation expense for market-based restricted stock units. Specifically our internal controls with respect to stock-based compensation were not designed to appropriately identify and apply different expense recognition methodologies and, as a result, the compensation expense for market-based restricted stock units was incorrectly accounted for using a straight-line basis rather than an accelerated basis over the requisite service period.

This control deficiency resulted in an audit adjustment to our operating expenses and the revision of our quarterly financial statements used to derive the selected quarterly financial data table included in Item 7 in the Company’s 2016 Annual Report on Form 10-K for the periods ended September 30, 2015, December 31, 2015 and March 31, 2016. Additionally, management assessed that this control deficiency could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement to our annual or quarterly financial statements that would not be prevented or detected on a timely basis. Accordingly, we determined that this control deficiency constitutes a material weakness. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective.

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

As of September 30, 2016, our directors and executive officers, together with their affiliates, beneficially owned approximately 23% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: November 9, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Form of Change in Control Severance Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.