Form 10-Q
period 2016-12-31
QUINSTREET, INC
filed 2017-02-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Number of shares of common stock outstanding as of January 31, 2017: 45,419,451

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$37,496	$53,710
Accounts receivable, net	41,118	47,218
Prepaid expenses and other assets	6,823	7,055
Total current assets	85,437	107,983
Property and equipment, net	6,930	7,678
Goodwill	56,118	56,118
Other intangible assets, net	6,674	10,081
Other assets, noncurrent	10,813	11,242
Total assets	$165,972	$193,102

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,422	$19,814
Accrued liabilities	23,306	27,705
Deferred revenue	1,249	1,200
Debt	—	15,000
Total current liabilities	44,977	63,719
Other liabilities, noncurrent	4,381	4,631
Total liabilities	49,358	68,350
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 45,606,272 and 45,557,295 shares issued and outstanding at December 31, 2016 and June 30, 2016	46	45
Additional paid-in capital	261,224	257,950
Accumulated other comprehensive loss	(412)	(418)
Accumulated deficit	(144,244)	(132,825)
Total stockholders' equity	116,614	124,752
Total liabilities and stockholders' equity	$165,972	$193,102

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenue	$65,610	$64,961	$139,048	$137,350
Cost of revenue (1)	61,657	60,346	129,465	126,264
Gross profit	3,953	4,615	9,583	11,086
Operating expenses: (1)
Product development	3,314	3,843	7,268	8,287
Sales and marketing	2,168	2,982	4,758	6,604
General and administrative	3,794	4,138	7,825	8,358
Restructuring charges	2,403	—	2,403	—
Operating loss	(7,726)	(6,348)	(12,671)	(12,163)
Interest income	36	10	57	16
Interest expense	(135)	(145)	(291)	(278)
Other (expense) income, net	(25)	65	110	8
Loss before income taxes	(7,850)	(6,418)	(12,795)	(12,417)
(Provision for) benefit from taxes	—	(40)	1,376	(405)
Net loss	$(7,850)	$(6,458)	$(11,419)	$(12,822)
Net loss per share:
Basic	$(0.17)	$(0.14)	$(0.25)	$(0.29)
Diluted	$(0.17)	$(0.14)	$(0.25)	$(0.29)
Weighted-average shares used in computing net loss per share:
Basic	45,731	45,127	45,700	44,982
Diluted	45,731	45,127	45,700	44,982

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$728	$930	$1,699	$1,857
Product development	471	527	1,007	1,185
Sales and marketing	220	509	577	981
General and administrative	681	768	1,424	1,500
Restructuring charges	42	—	42	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net loss	$(7,850)	$(6,458)	$(11,419)	$(12,822)
Other comprehensive income (loss):
Foreign currency translation adjustment	12	—	6	(7)
Total other comprehensive income (loss)	12	—	6	(7)
Comprehensive loss	$(7,838)	$(6,458)	$(11,413)	$(12,829)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(11,419)	$(12,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,323	7,716
Provision for sales returns and doubtful accounts receivable	211	634
Stock-based compensation	4,749	5,523
Gain on sales of domain names	(143)	(116)
Other adjustments, net	(4)	—
Changes in assets and liabilities:
Accounts receivable	5,889	5,062
Prepaid expenses and other assets	560	(3,945)
Deferred taxes	—	(8)
Accounts payable	627	(2,945)
Accrued liabilities	(4,502)	(3,883)
Deferred revenue	49	31
Other liabilities, noncurrent	(250)	(210)
Net cash provided by (used in) operating activities	2,090	(4,963)
Cash Flows from Investing Activities
Capital expenditures	(604)	(1,143)
Internal software development costs	(1,182)	(1,931)
Proceeds from sales of domain names	143	91
Other investing activities	(97)	—
Net cash used in investing activities	(1,740)	(2,983)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	—	26
Withholding taxes related to restricted stock, net of share settlement	(536)	(1,748)
Repurchases of common stock	(1,043)	—
Repayment of revolving loan facility	(15,000)	—
Net cash used in financing activities	(16,579)	(1,722)
Effect of exchange rate changes on cash and cash equivalents	15	(50)
Net decrease in cash and cash equivalents	(16,214)	(9,718)
Cash and cash equivalents at beginning of period	53,710	60,468
Cash and cash equivalents at end of period	$37,496	$50,750
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	272	365
Cash paid for income taxes	68	283

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

Revision of Previously Issued Financial Statements

During the quarter ended June 30, 2016, the Company identified errors related to its stock-based compensation expense included in the unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2015, December 31, 2015 and March 31, 2016. The stock-based compensation expense related to market-based restricted stock units was understated by $1.1 million through the nine months ended March 31, 2016. The Company assessed the materiality of the above errors individually and in the aggregate on prior periods’ financial statements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, concluded that such amounts were not material to the September 30, 2015, December 31, 2015 and March 31, 2016 quarterly condensed consolidated financial statements. Therefore, these previously issued financial statements can continue to be relied upon and amendments of the previously filed Quarterly Reports on Form 10-Q were not required. In the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, the Company has revised the previously issued quarterly condensed consolidated financial statements to correct the error for the quarterly period ended September 30, 2015 of $0.3 million. The Company has reflected the correction of the error of $0.4 million and $0.7 million in the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss for the three and six months ended December 31, 2015 and $0.7 million in the condensed consolidated statement of cash flows for the six months ended December 31, 2015 included herein. The Company will revise the previously issued quarterly condensed consolidated financial statements to correct the error of $0.4 million for the quarterly period ended March 31, 2016 in the future Quarterly Report on Form 10-Q when the quarterly condensed consolidated financial statements for such period is included.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2016 and for the three and six months ended December 31, 2016 and 2015 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the SEC on August 19, 2016. The condensed consolidated balance sheet at June 30, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at December 31, 2016, its

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

condensed consolidated statements of operations for the three and six months ended December 31, 2016 and 2015, its condensed consolidated statements of comprehensive loss for the three and six months ended December 31, 2016 and 2015, and its condensed consolidated statements of cash flows for the six months ended December 31, 2016 and 2015. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017, or any other future period.

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

Concentrations of Credit Risk

The Company had one client that accounted for 10% and 11% of net revenue for the three and six months ended December 31, 2016. No other client accounted for 10% or more of net revenue for the three and six months ended December 31, 2016 and no client accounted for 10% or more of net revenue for the three and six months ended December 31, 2015. No client accounted for 10% or more of net accounts receivable as of December 31, 2016 or June 30, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable and accounts payable. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts.

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

In June 2014, the FASB issued a new accounting standard update on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period, which amends ASC 718, “Compensation - Stock Compensation.” The amendment provides guidance on the treatment of share-based payment awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

be treated as a performance condition. The new guidance became effective in the current fiscal year and did not have an impact on the Company’s condensed consolidated financial statements.

In February 2015, the FASB issued a new accounting standard update on consolidating legal entities in which a reporting entity holds a variable interest. The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs and affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships. The new guidance became effective in the current fiscal year and did not have an impact on the Company’s condensed consolidated financial statements.

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

In January 2017, the FASB issued a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of this new guidance.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(7,850)	$(6,458)	$(11,419)	$(12,822)
Denominator:
Basic and Diluted:
Weighted-average shares of common stock used in computing basic and diluted net loss per share	45,731	45,127	45,700	44,982
Net loss per share:
Basic and Diluted (1)	$(0.17)	$(0.14)	$(0.25)	$(0.29)
Securities excluded from weighted-average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	7,040	5,207	7,075	5,328

(1)

Diluted net loss per share does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred for the three and six months ended December 31, 2016 and 2015. The assumed issuance of any additional shares would be anti-dilutive.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2016, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2016, the Company did not have any Level 2 financial assets or liabilities.

Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2016, the Company did not have any Level 3 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments as of December 31, 2016 and June 30, 2016 were categorized as follows in the fair value hierarchy (in thousands):

Fair Value Measurements as of December 31, 2016 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,709	$—	$20,709

	Fair Value Measurements as of June 30, 2016 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,203	$—	$20,203
Liabilities:
Revolving loan facility (1)	$—	$15,000	$15,000

(1)	Carried at historical cost on the Company's condensed consolidated balance sheet.

Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. The Company holds money market funds of $20.7 million as of December 31, 2016 and $20.2 million as of June 30, 2016 which are classified as cash equivalents.

Variable Interest Entities

A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE requires significant assumptions and judgments, including the identification of significant activities and an assessment of the Company’s ability to direct those activities. The Company has an equity interest in a privately held entity that is a VIE, of which the Company is not the primary beneficiary. Accordingly, the interest of $2.5 million as of December 31, 2016 and June 30, 2016 is recognized at cost within other assets, noncurrent on the Company’s condensed consolidated balance sheets. The Company’s interest was evaluated for impairment as of December 31, 2016 and June 30, 2016 which did not result in any indications of impairment. The Company’s maximum exposure to loss as a result of the unconsolidated VIE is $2.5 million at December 31, 2016, which represents the carrying value of the Company’s investment in the VIE.

5. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of December 31, 2016, the Company has recorded $1.0 million within prepaid expenses and other assets and $7.7 million within other assets, noncurrent on the condensed consolidated balance sheet. As of June 30, 2016, the Company had recorded $1.0 million within prepaid expenses and other assets and $8.3 million within other assets, noncurrent on the condensed consolidated balance sheet. Amortization expense was $0.3 million and $0.6 million for the three and six months ended December 31, 2016 and $0.2 million in both the three and six months ended December 31, 2015.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Intangible Assets

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2016			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$36,901	$(36,384)	$517	$36,669	$(35,648)	$1,021
Content	61,486	(59,122)	2,364	61,717	(57,778)	3,939
Website/trade/domain names	31,274	(28,149)	3,125	31,470	(27,288)	4,182
Acquired technology and others	36,733	(36,065)	668	36,733	(35,794)	939
Total	$166,394	$(159,720)	$6,674	$166,589	$(156,508)	$10,081

Amortization of intangible assets was $1.7 million and $3.6 million for the three and six months ended December 31, 2016 and $2.3 million and $4.7 million for the three and six months ended December 31, 2015.

Future amortization expense for the Company’s intangible assets as of December 31, 2016 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2017 (remaining six months)	$2,551
2018	2,330
2019	862
2020	761
2021	170
Thereafter	—
Total	$6,674

7. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of December 31, 2016 as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable.

The Company did not record a benefit from or provision for income taxes for the three months ended December 31, 2016. The Company recorded a benefit from income taxes of $1.4 million for the six months ended December 31, 2016 as a result of a tax refund from an amended state tax return filing.

The Company recorded an immaterial provision for income taxes for the three months ended December 31, 2015. The Company recorded a provision for income taxes of $0.4 million for the six months ended December 31, 2015, primarily due to the outcome of a state tax examination.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of December 31, 2016 and June 30, 2016.

As of December 31, 2016, there were no amounts outstanding under the revolving loan facility. As of June 30, 2016, $15.0 million was outstanding under the revolving loan facility.

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

9. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2021. Rent expense was $0.8 million and $1.7 million for the three and six months ended December 31, 2016 and $0.9 million and $1.7 million for the three and six months ended December 31, 2015. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of December 31, 2016 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2017 (remaining six months)	$1,871
2018	3,638
2019	1,666
2020	376
2021	46
Thereafter	—
Total	$7,597

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2016 and June 30, 2016.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2016 and June 30, 2016.

10. Stockholders’ Equity

Stock Repurchases

In November 2016, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 750,000 outstanding shares of its common stock with an expiration date of November 2017. During the three months ended December 31, 2016, the Company repurchased and retired 344,023 shares of its common stock at a weighted average price of $3.00 per share, excluding a broker commission of $0.03 per share, at a total cost of $1.0 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

11. Stock Benefit Plans

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

As of December 31, 2016, 15,920,578 shares were reserved and 13,680,746 shares were available for issuance under the 2010 Incentive Plan; 3,359,964 shares were reserved and 1,654,550 shares were available for issuance under the Directors’ Plan.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted-average Black-Scholes model assumptions for the three and six months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Expected term (in years)	3.5	3.8	4.6	3.9
Expected volatility	47%	42%	45%	43%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.0%	0.9%	1.0%	1.0%
Grant date fair value	$0.95	$1.91	$1.39	$1.94

The Company estimates the fair value of restricted stock units with a market condition at the date of the grant using the Monte Carlo simulation model. The weighted-average Monte Carlo simulation model assumptions for the three and six months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Expected term (in years)	4.0	4.0	4.0	4.0
Expected volatility	45%	47%	45%	47%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.3%	1.4%	1.0%	1.3%
Grant date fair value	$2.46	$5.80	$2.99	$6.17

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenue:
United States	$63,989	$63,440	$136,357	$134,666
International	1,621	1,521	2,691	2,684
Total net revenue	$65,610	$64,961	$139,048	$137,350

	December 31,	June 30,
	2016	2016
Property and equipment, net:
United States	$6,330	$6,973
International	600	705
Total property and equipment, net	$6,930	$7,678

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Restructuring Costs

In November 2016, the Company announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. As a result, the Company recognized restructuring costs of $2.4 million related to employee severance and benefits in the three months ended December 31, 2016, which represents substantially all costs expected to be incurred associated with the corporate restructuring.

The following table summarizes the cash-related restructuring activities for the three months ended December 31, 2016:

Amount
Balance at October 1, 2016	$—
Charges	2,361
Payments	(1,106)
Balance at December 31, 2016	$1,255

The balance at December 31, 2016 is recorded within accrued liabilities in the condensed consolidated balance sheet and was paid in January 2017. In the three months ended December 31, 2016, the Company also incurred non-cash restructuring costs of an immaterial amount related to stock-based compensation.

14. Subsequent Events

In January 2017, the Company repurchased 187,500 shares of its common stock at a weighted average price of $3.82, excluding a  broker commission of $0.03 per share, at a total cost of $0.7 million.

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 60% and 61% of net revenue for the three and six months ended December 31, 2016 and 50% and 47% of net revenue for the three and six months ended December 31, 2015. Our education client vertical represented 25% and 24% of net revenue for the three and six months ended December 31, 2016 and 32% and 35% of net revenue for the three and six months ended December 31, 2015. Our other client verticals, consisting of home services, business-to-business technology and medical, represented 15% of net revenue for both the three and six months ended December 31, 2016 and 18% of net revenue for both the three and six months ended December 31, 2015. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 10% and 11% of our net revenue for the three and six months ended December 31, 2016. No other client accounted for 10% or more of our net revenue for the three and six months ended December 31, 2016 and no client accounted for 10% or more of our net revenue for the three and six months ended December 31, 2015.

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

Our financial services client vertical has been challenged by a number of factors in the past, including the limited availability of high quality media at acceptable margins caused by changes in search engine algorithms, acquisition of media sources by competitors and increased competition for quality media. These effects may impact our business in the future again. To offset this impact, we have broadened our product set with enhanced click, lead, call and policy products that have enabled better monetization to provide greater access to high quality media sources. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets.

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

Interest and Other Expense, Net

Interest and other expense, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to our revolving loan facility. Borrowings under our revolving loan facility and related interest expense could increase if, among other things, we make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statement of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	(In thousands)				(In thousands)
Net revenue	$65,610	100.0%	$64,961	100.0%	$139,048	100.0%	$137,350	100.0%
Cost of revenue (1)	61,657	94.0	60,346	92.9	129,465	93.1	126,264	91.9
Gross profit	3,953	6.0	4,615	7.1	9,583	6.9	11,086	8.1
Operating expenses: (1)
Product development	3,314	5.0	3,843	5.9	7,268	5.2	8,287	6.0
Sales and marketing	2,168	3.3	2,982	4.5	4,758	3.4	6,604	4.8
General and administrative	3,794	5.8	4,138	6.4	7,825	5.6	8,358	6.1
Restructuring charges	2,403	3.7	—	—	2,403	1.7	—	—
Operating loss	(7,726)	(11.8)	(6,348)	(9.7)	(12,671)	(9.0)	(12,163)	(8.8)
Interest income	36	—	10	—	57	—	16	—
Interest expense	(135)	(0.2)	(145)	(0.2)	(291)	(0.2)	(278)	(0.2)
Other (expense) income, net	(25)	—	65	0.1	110	—	8	—
Loss before income taxes	(7,850)	(12.0)	(6,418)	(9.8)	(12,795)	(9.2)	(12,417)	(9.0)
(Provision for) benefit from taxes	—	—	(40)	(0.1)	1,376	1.0	(405)	(0.3)
Net loss	$(7,850)	(12.0)%	$(6,458)	(9.9)%	$(11,419)	(8.2)%	$(12,822)	(9.3)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$728	1.1%	$930	1.4%	$1,699	1.2%	$1,857	1.4%
Product development	471	0.7	527	0.8	1,007	0.7	1,185	0.9
Sales and marketing	220	0.3	509	0.8	577	0.4	981	0.7
General and administrative	681	1.0	768	1.2	1,424	1.0	1,500	1.1
Restructuring charges	42	0.1	—	—	42	—	—	—

Net Revenue

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2016	2015	2016	2015	% Change	% Change
	(In thousands)
Net revenue	$65,610	$64,961	$139,048	$137,350	1%	1%
Cost of revenue	61,657	60,346	129,465	126,264	2%	3%
Gross profit	$3,953	$4,615	$9,583	$11,086	(14%)	(14%)

Net revenue increased $0.7 million, or 1%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. Revenue from our financial services client vertical increased $7.4 million, or 23%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. Revenue from our education client vertical decreased $4.3 million, or 21%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, primarily due to decreased client demand as a result of client initiatives which include campus closures and discontinuation of certain education programs and exits from the channel of some for-profit education clients. Revenue from our other client verticals decreased $2.4 million, or 21%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, primarily due to decreased client demand in our business-to-business technology and medical client verticals, partially offset by increased client demand in our home services client vertical.

Net revenue increased $1.7 million, or 1%, for the six months ended December 31, 2016, compared to the six months ended December 31, 2015. Revenue from our financial services client vertical increased $19.8 million, or 31%, for the six months ended

December 31, 2016, compared to the six months ended December 31, 2015, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets and to additional strategic partnerships that have increased and diversified our access to quality media and client budgets. Revenue from our education client vertical decreased $13.7 million, or 29%, for the six months ended December 31, 2016, compared to the six months ended December 31, 2015, primarily due to exits from the channel of some for-profit education clients and decreased client demand as a result of client initiatives which include campus closures and discontinuation of certain education programs. Revenue from our other client vertical decreased $4.4 million, or 17%, for the six months ended December 31, 2016, compared to the six months ended December 31, 2015, primarily due to decreased client demand in our business-to-business technology and medical client verticals, partially offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.3 million, or 2%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, driven by increased media costs of $2.5 million primarily due to higher revenue volumes from our financial services client vertical, which tend to have higher media costs as a percentage of revenue, partially offset by decreased personnel costs of $0.8 million and decreased amortization of intangible assets of $0.6 million. The decrease in personnel costs is primarily related to the corporate restructuring announced in November 2016 and the decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized and decreased spending in recent periods. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 6% for the three months ended December 31, 2016 and 7% for the three months ended December 31, 2015. The decrease in gross margin was attributable to a higher proportion of our revenue coming from our financial services client vertical, partially offset by decreased personnel costs and decreased amortization of intangible assets.

Cost of revenue increased $3.2 million, or 3%, for the six months ended December 31, 2016, compared to the six months ended December 31, 2015, driven by increased media costs of $4.8 million primarily due to higher revenue volumes from our financial services client vertical, which tend to have higher media costs as a percentage of revenue, partially offset by decreased personnel costs of $1.2 million and decreased amortization of intangible assets of $1.0 million. The decrease in personnel costs is primarily related to the corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized and decreased spending in recent periods. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 7% for the six months ended December 31, 2016 and 8% for the six months ended December 31, 2015. This decrease in gross margin was attributable to a higher proportion of our revenue coming from our financial services client vertical, partially offset by decreased personnel costs and decreased amortization of intangible assets.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2016	2015	2016	2015	% Change	% Change
	(In thousands)
Product development	$3,314	$3,843	$7,268	$8,287	(14%)	(12%)
Sales and marketing	2,168	2,982	4,758	6,604	(27%)	(28%)
General and administrative	3,794	4,138	7,825	8,358	(8%)	(6%)
Restructuring charges	2,403	—	2,403	—	100%	100%
Operating expenses	$11,679	$10,963	$22,254	$23,249	7%	(4%)

Product Development Expenses

Product development expenses decreased $0.5 million, or 14%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. This was primarily due to decreased personnel costs of $0.4 million related to the corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives.

Product development expenses decreased $1.0 million, or 12%, for the six months ended December 31, 2016, compared to the six months ended December 31, 2015. This was primarily due to decreased personnel costs of $0.7 million related to the corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.8 million, or 27%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. This was primarily due to decreased personnel costs of $0.5 million related to decreased headcount and decreased stock-based compensation of $0.3 million.

Sales and marketing expenses decreased $1.8 million, or 28%, for the six months ended December 31, 2016, compared to the six months ended December 31, 2015. This was primarily due to decreased personnel costs of $1.1 million related to decreased headcount and decreased incentive compensation associated with the lower achievement of performance objectives and decreased stock-based compensation of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 8%, for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. This was primarily due to decreased personnel costs of $0.2 million and decreased professional services of $0.1 million.

General and administrative expenses decreased $0.5 million, or 6%, for the six months ended December 31, 2016, compared to the six months ended December 31, 2015. This was primarily due to decreased personnel costs related to decreased headcount and decreased incentive compensation associated with the lower achievement of performance objectives.

Restructuring Charges

In November 2016, we announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. As a result, we recognized total cash and non-cash restructuring costs of $2.4 million related to employee severance and benefits in the three months ended December 31, 2016, which represents substantially all costs expected to be incurred associated with the corporate restructuring. The accrued liability balance as of December 31, 2016 of $1.3 million was paid in January 2017 using existing cash on hand. The corporate restructuring is expected to reduce operating costs by approximately $17 million annually, primarily from personnel costs in cost of revenue and product development. Benefits from the restructuring began to take effect in the three months ended December 31, 2016.

(Provision for) Benefit from Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)
(Provision for) benefit from taxes	$—	$(40)	$1,376	$(405)

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of December 31, 2016 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable.

We did not record a benefit from or provision for income taxes for the three months ended December 31, 2016. We recorded a benefit from income taxes of $1.4 million for the six months ended December 31, 2016 as a result of a tax refund from an amended state tax return filing.

We recorded an immaterial provision for income taxes for the three months ended December 31, 2015. We recorded a provision for income taxes of $0.4 million for the six months ended December 31, 2015, primarily due to the outcome of a state tax examination. Our annual statutory tax rate was 34% for the three and six months ended December 31, 2016 and 2015. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income taxes for the period.

 Liquidity and Capital Resources

As of December 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $37.5 million, cash we expect to generate from future operations, and $25.0 million of available borrowings under our revolving loan facility. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, payment of any outstanding balance on our revolving loan facility which matures in June 2017, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our revolving loan facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt, issue additional equity securities or draw down on or increase our borrowing capacity under our current revolving loan facility for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$2,090	$(4,963)
Net cash used in investing activities	(1,740)	(2,983)
Net cash used in financing activities	(16,579)	(1,722)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $2.1 million for the six months ended December 31, 2016, compared to cash flows used in operating activities of $5.0 million for the six months ended December 31, 2015.

Cash provided by operating activities for the six months ended December 31, 2016 consisted of a net loss of $11.4 million, which included a cash payment for restructuring costs of $1.1 million and a cash receipt from a state tax refund of $1.4 million, offset by non-cash adjustments of $11.1 million. In addition, there was a net increase in cash from changes in working capital of $2.4 million. The non-cash adjustments primarily consisted of depreciation and amortization of $6.3 million and stock-based compensation expense of $4.7 million. The changes in working capital accounts were primarily due to a decrease in accounts receivable of $5.9 million, offset by a decrease in accounts payable and accrued liabilities of $3.9 million. The decrease in accounts receivable was primarily due to the timing of receipts. The decrease in accounts payable and accrued liabilities was primarily due to bonus payments which occur annually during the three months ended September 30, 2016 and the timing of payments, partially offset by accrued restructuring costs of $1.3 million.

Cash used in operating activities for the six months ended December 31, 2015 consisted of a net loss of $12.8 million, which included a restructuring charge of $0.2 million, offset by non-cash adjustments of $13.8 million. In addition, there was a net decrease in cash from changes in working capital of $5.9 million. The non-cash adjustments primarily consisted of depreciation and amortization of $7.7 million and stock-based compensation expense net of tax benefits of $5.5 million. The changes in working capital accounts were primarily due to an increase in prepaid expenses and other assets of $3.9 million and a decrease in accounts payable and accrued liabilities of $6.8 million, offset by a decrease in accounts receivable of $5.1 million. The increase in prepaid expenses and other assets were primarily due to a one-time $10.0 million cash payment to All Web Leads, a strategic partner, to be its exclusive monetization partner for the majority of its insurance categories, offset by a $6.5 million cash receipt from a federal tax refund. The decrease in accrued liabilities was primarily due to bonus payments which occur annually during the three months ended September 30, 2015 and the decrease in accounts receivable and accounts payable were primarily due to the timing of receipts and payments.

Investing Activities

Cash flows used in investing activities generally include capital expenditures and capitalized internal development costs.

Cash flows used in investing activities was $1.7 million for the six months ended December 31, 2016, compared to cash flows used in investing activities of $3.0 million for the six months ended December 31, 2015.

Cash used in investing activities in the six months ended December 31, 2016 and 2015 was primarily due to capital expenditures and internal software development costs of $1.8 million and $3.1 million.

Financing Activities

Cash flows used in financing activities generally include proceeds from exercise of stock options, principal payments on acquisition-related notes payable, repayments of the revolving loan facility, repurchases of common stock and withholding taxes related to the release of restricted stock, net of share settlement.

Cash used in financing activities was $16.6 million for the six months ended December 31, 2016, compared to cash flows used in financing activities of $1.7 million for the six months ended December 31, 2015.

Cash used in financing activities in the six months ended December 31, 2016 was due to repayment of the revolving loan facility of $15.0 million, repurchases of common stock of $1.0 million and withholding taxes related to the release of restricted stock, net of share settlement of $0.5 million.

Cash used in financing activities in the six months ended December 31, 2015 was primarily due to withholding taxes related to the release of restricted stock, net of share settlement of $1.7 million.

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

Loan Facility

As of December 31, 2016, we were party to a credit agreement (the “Credit Agreement”) with Comerica Bank (the “Bank”), as administrative agent and sole lender, which consisted of a $25.0 million revolving loan facility with a maturity date of June 11, 2017. Borrowings under the revolving loan facility bear interest at a rate of the Eurodollar rate plus 3.00%, and is secured by substantially all of our assets. We must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitments. We have the right to prepay the revolving loan facility or permanently reduce the revolving loan facility credit commitments without premium or penalty, in whole or in part at any time. Borrowings under the revolving loan facility are subject to a borrowing base consisting of eligible receivables and certain other customary conditions.

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

We were in compliance with all covenants under the Credit Agreement as of December 31, 2016 and June 30, 2016.

As of December 31, 2016, there were no amounts outstanding under the revolving loan facility. As of June 30, 2016, there was $15.0 million outstanding under the revolving loan facility.

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

Our exposure to interest rate risk under the revolving loan facility will depend on the extent to which we utilize the facility. Interest on borrowings under the revolving loan facility is payable quarterly at the Eurodollar rate plus 3.00%. As of December 31, 2016, there were no amounts outstanding under our revolving loan facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed under “Item 9-A Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2016, we concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting over the accuracy of the accounting for stock-based compensation expense for market-based restricted stock units. Specifically our internal controls with respect to stock-based compensation were not designed to appropriately identify and apply different expense recognition methodologies and, as a result, the compensation expense for market-based restricted stock units was incorrectly accounted for using straight-line basis rather than accelerated basis over the requisite service period. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 10% and 11% of our net revenue for the three and six months ended December 31, 2016. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit, and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party, external party, or unrelated third-party, such that electronic or physical computer break-ins, cyber attacks, malware, viruses, fraud, employee error, and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

We also face risks associated with security breaches affecting third-parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could negatively affect consumers’ willingness to provide private information on the Internet generally, including through our services. Some of our business is conducted through third-parties, which may gather, transmit, and store information about our users and marketing and media partners, through our infrastructure or through other systems. A security breach at any such third-party  could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third-parties may not comply with applicable disclosure or contractual requirements, which could expose us to liability.

Privacy concerns relating to our data collection practices and any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network or that of third-parties which we engage with, by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In the past few years, several major companies, such as Yahoo!, Sony, Home Depot, Target and LinkedIn, have experienced high-profile security breaches that exposed their customers’ personal information. In addition, we could incur significant costs for which our insurance policies may not adequately cover us and expend significant resources in protecting against security breaches and complying with the multitude of state, federal and foreign laws regarding data privacy and data breach notification obligations. We may need to increase our security-related expenditures to maintain or increase our systems’ security or to address problems caused and liabilities incurred by security breaches.

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

As of December 31, 2016, our directors and executive officers, together with their affiliates, beneficially owned approximately 23% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

In November 2016, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 750,000 outstanding shares of its common stock with an expiration date of November 2017. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

The following table summarizes the stock repurchase activity during the second quarter of fiscal year 2017 and the number of shares that may yet be purchased pursuant to our stock repurchase program that was available as of December 31, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
November 1, 2016 - November 30, 2016	250,979	$2.92	250,979	499,021
December 1, 2016 - December 31, 2016	93,044	3.21	93,044	405,977
Total	344,023	$3.00	344,023

(1) Excludes a $0.03 per share broker commission.

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
Date: February 9, 2017

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