Form 10-Q
period 2017-03-31
QUINSTREET, INC
filed 2017-05-10
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Number of shares of common stock outstanding as of April 30, 2017: 45,462,094

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$41,744	$53,710
Accounts receivable, net	43,107	47,218
Prepaid expenses and other assets	7,130	7,055
Total current assets	91,981	107,983
Property and equipment, net	6,277	7,678
Goodwill	56,118	56,118
Other intangible assets, net	5,300	10,081
Other assets, noncurrent	10,474	11,242
Total assets	$170,150	$193,102

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,874	$19,814
Accrued liabilities	26,185	27,705
Deferred revenue	1,040	1,200
Debt	—	15,000
Total current liabilities	48,099	63,719
Other liabilities, noncurrent	3,733	4,631
Total liabilities	51,832	68,350
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 45,525,436 and 45,557,295 shares issued and outstanding at March 31, 2017 and June 30, 2016	45	45
Additional paid-in capital	262,391	257,950
Accumulated other comprehensive loss	(453)	(418)
Accumulated deficit	(143,665)	(132,825)
Total stockholders' equity	118,318	124,752
Total liabilities and stockholders' equity	$170,150	$193,102

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenue	$79,205	$81,243	$218,253	$218,593
Cost of revenue (1)	69,338	72,956	198,803	199,220
Gross profit	9,867	8,287	19,450	19,373
Operating expenses: (1)
Product development	3,147	4,214	10,415	12,501
Sales and marketing	2,243	2,898	7,001	9,502
General and administrative	4,023	4,348	11,848	12,706
Restructuring charges	38	—	2,441	—
Operating income (loss)	416	(3,173)	(12,255)	(15,336)
Interest income	42	23	99	39
Interest expense	(31)	(155)	(322)	(433)
Other income, net	142	112	252	120
Income (loss) before income taxes	569	(3,193)	(12,226)	(15,610)
Benefit from (provision for) taxes	10	(72)	1,386	(477)
Net income (loss)	$579	$(3,265)	$(10,840)	$(16,087)
Net income (loss) per share:
Basic	$0.01	$(0.07)	$(0.24)	$(0.36)
Diluted	$0.01	$(0.07)	$(0.24)	$(0.36)
Weighted-average shares used in computing net income (loss) per share:
Basic	45,507	45,333	45,636	45,098
Diluted	45,722	45,333	45,636	45,098

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$691	$969	$2,390	$2,826
Product development	424	576	1,431	1,761
Sales and marketing	291	501	868	1,482
General and administrative	671	770	2,095	2,270
Restructuring charges	—	—	42	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income (loss)	$579	$(3,265)	$(10,840)	$(16,087)
Other comprehensive loss:
Foreign currency translation adjustment	(41)	(6)	(35)	(13)
Total other comprehensive loss	(41)	(6)	(35)	(13)
Comprehensive income (loss)	$538	$(3,271)	$(10,875)	$(16,100)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(10,840)	$(16,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,983	11,437
Provision for sales returns and doubtful accounts receivable	109	843
Stock-based compensation	6,826	8,339
Gain on sales of domain names	(154)	(160)
Other adjustments, net	(7)	—
Changes in assets and liabilities:
Accounts receivable	4,002	(4,103)
Prepaid expenses and other assets	583	(3,968)
Deferred taxes	(510)	(8)
Accounts payable	1,109	2,121
Accrued liabilities	(1,277)	3,007
Deferred revenue	(160)	(305)
Other liabilities, noncurrent	(388)	(327)
Net cash provided by operating activities	8,276	789
Cash Flows from Investing Activities
Capital expenditures	(978)	(1,689)
Internal software development costs	(1,734)	(2,689)
Proceeds from sales of domain names	154	135
Other investing activities	(133)	(2)
Net cash used in investing activities	(2,691)	(4,245)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	—	26
Withholding taxes related to restricted stock, net of share settlement	(765)	(2,139)
Repurchases of common stock	(1,766)	—
Repayment of revolving loan facility	(15,000)	—
Net cash used in financing activities	(17,531)	(2,113)
Effect of exchange rate changes on cash and cash equivalents	(20)	(97)
Net decrease in cash and cash equivalents	(11,966)	(5,666)
Cash and cash equivalents at beginning of period	53,710	60,468
Cash and cash equivalents at end of period	$41,744	$54,802
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	295	492
Cash paid for income taxes	368	729

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

Revision of Previously Issued Financial Statements

During the quarter ended June 30, 2016, the Company identified errors related to its stock-based compensation expense included in the unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2015, December 31, 2015 and March 31, 2016. The stock-based compensation expense related to market-based restricted stock units was understated by $1.1 million through the nine months ended March 31, 2016. The Company assessed the materiality of the above errors individually and in the aggregate on prior periods’ financial statements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, concluded that such amounts were not material to the September 30, 2015, December 31, 2015 and March 31, 2016 quarterly condensed consolidated financial statements. Therefore, these previously issued financial statements can continue to be relied upon and amendments of the previously filed Quarterly Reports on Form 10-Q were not required. In the Quarterly Report on Form 10-Q for the quarterly periods ended September 30, 2016 and December 31, 2016, the Company has revised the previously issued quarterly condensed consolidated financial statements to correct the error for the quarterly periods ended September 30, 2015 and December 31, 2015 of $0.3 million and $0.4 million. The Company has reflected the correction of the error of $0.4 million and $1.1 million in the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss for the three and nine months ended March 31, 2016 and $1.1 million in the condensed consolidated statement of cash flows for the nine months ended March 31, 2016 included herein.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the SEC on August 19, 2016. The condensed consolidated balance sheet at June 30, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at March 31, 2017, its condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016, its condensed

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated statements of comprehensive income (loss) for the three and nine months ended March 31, 2017 and 2016, and its condensed consolidated statements of cash flows for the nine months ended March 31, 2017 and 2016. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2017, or any other future period.

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

Concentrations of Credit Risk

The Company had one client that accounted for 20% and 14% of net revenue for the three and nine months ended March 31, 2017 and 16% and 11% of net revenue for the three and nine months ended March 31, 2016. No other client accounted for 10% or more of net revenue for the three and nine months ended March 31, 2017 and 2016.

The Company had one client that accounted for 13% of net accounts receivable as of March 31, 2017. No other client accounted for 10% or more of net accounts receivable as of March 31, 2017 and no client accounted for 10% or more of net accounts receivable as of June 30, 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. In May 2016, the FASB amended this standard to address improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standards become effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new standards. The Company is currently assessing the impact of this new guidance and has not selected the method of transition.

In June 2014, the FASB issued a new accounting standard update on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period, which amends ASC 718, “Compensation

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In January 2017, the FASB issued a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.  The adoption of this standard is not expected to have an impact on the Company’s condensed consolidated financial statements.

3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income (loss)	$579	$(3,265)	$(10,840)	$(16,087)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income (loss) per share	45,507	45,333	45,636	45,098
Diluted:
Weighted-average shares of common stock used in computing basic net income (loss) per share	45,507	45,333	45,636	45,098
Weighted-average effect of dilutive securities:
Stock options	11	—	—	—
Restricted stock units	204	—	—	—
Weighted-average shares of common stock used in computing diluted net income (loss) per share	45,722	45,333	45,636	45,098
Net income (loss) per share:
Basic	$0.01	$(0.07)	$(0.24)	$(0.36)
Diluted (1)	$0.01	$(0.07)	$(0.24)	$(0.36)
Securities excluded from weighted-average shares used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	5,237	6,929	6,472	5,287

(1)

Diluted net loss per share does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred for the nine months ended March 31, 2017 and three and nine months ended March 31, 2016. The assumed issuance of any additional shares would be anti-dilutive.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of March 31, 2017, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

term of the assets or liabilities. As of March 31, 2017, the Company did not have any Level 2 financial assets or liabilities.
Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2017, the Company did not have any Level 3 financial assets or liabilities.

The Company’s financial instruments as of March 31, 2017 and June 30, 2016 were categorized as follows in the fair value hierarchy (in thousands):

Fair Value Measurements as of March 31, 2017 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$10,425	$—	$10,425

	Fair Value Measurements as of June 30, 2016 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,203	$—	$20,203
Liabilities:
Revolving loan facility (1)	$—	$15,000	$15,000

(1)	Carried at historical cost on the Company's condensed consolidated balance sheet.

Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. The Company holds money market funds of $10.4 million as of March 31, 2017 and $20.2 million as of June 30, 2016 which are classified as cash equivalents.

Variable Interest Entities

A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE requires significant assumptions and judgments, including the identification of significant activities and an assessment of the Company’s ability to direct those activities. The Company has an equity interest in a privately held entity that is a VIE, of which the Company is not the primary beneficiary. Accordingly, the interest of $2.5 million as of March 31, 2017 and June 30, 2016 is recognized at cost within other assets, noncurrent on the Company’s condensed consolidated balance sheets. The Company’s interest was evaluated for impairment as of March 31, 2017 and June 30, 2016 which did not result in any indications of impairment. The Company’s maximum exposure to loss as a result of the unconsolidated VIE is $2.5 million at March 31, 2017, which represents the carrying value of the Company’s investment in the VIE.

5. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of March 31, 2017, the Company has recorded $1.0 million within prepaid expenses and other assets and $7.5 million within other assets, noncurrent on the condensed consolidated balance sheet.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2016, the Company had recorded $1.0 million within prepaid expenses and other assets and $8.3 million within other assets, noncurrent on the condensed consolidated balance sheet. Amortization expense was $0.2 million and $0.8 million for the three and nine months ended March 31, 2017 and $0.3 million and $0.5 million for the three and nine months ended March 31, 2016.

6. Intangible Assets

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2017			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$36,909	$(36,577)	$332	$36,669	$(35,648)	$1,021
Content	61,521	(59,908)	1,613	61,717	(57,778)	3,939
Website/trade/domain names	31,287	(28,479)	2,808	31,470	(27,288)	4,182
Acquired technology and others	36,733	(36,186)	547	36,733	(35,794)	939
Total	$166,450	$(161,150)	$5,300	$166,589	$(156,508)	$10,081

Amortization of intangible assets was $1.4 million and $5.0 million for the three and nine months ended March 31, 2017 and $2.1 million and $6.8 million for the three and nine months ended March 31, 2016.

Future amortization expense for the Company’s intangible assets as of March 31, 2017 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2017 (remaining three months)	$1,174
2018	2,332
2019	863
2020	761
2021	170
Thereafter	—
Total	$5,300

7. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of March 31, 2017 as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable.

The Company recorded an immaterial benefit from income taxes for the three months ended March 31, 2017. The Company recorded a benefit from income taxes of $1.4 million for the nine months ended March 31, 2017 as a result of a tax refund from an amended state tax return filing. The Company recorded a provision for income taxes of $0.1 million and $0.5 million for the three and nine months ended March 31, 2016, primarily due to the outcome of a state tax examination.

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

EBITDA under the Credit Agreement is defined as net income (loss) less benefit from (provision for) taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income, net, acquisition costs for business combinations, extraordinary or non-recurring non-cash expenses or losses including, without limitation, goodwill impairments, and any extraordinary or non-recurring cash expenses in an aggregate amount not to exceed $5.0 million for the life of the Credit Agreement, as amended from time to time.

The Company was in compliance with the covenants of the Credit Agreement, as amended, as of March 31, 2017 and June 30, 2016.

As of March 31, 2017, there were no amounts outstanding under the revolving loan facility. As of June 30, 2016, $15.0 million was outstanding under the revolving loan facility.

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

9. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2021. Rent expense was $0.8 million and $2.5 million for the three and nine months ended March 31, 2017 and $0.8 million and $2.5 million for the three and nine months ended March 31, 2016. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of March 31, 2017 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2017 (remaining three months)	$926
2018	3,641
2019	1,668
2020	379
2021	46
Thereafter	—
Total	$6,660

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2017 and June 30, 2016.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2017 and June 30, 2016.

10. Stockholders’ Equity

Stock Repurchases

In November 2016, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 750,000 outstanding shares of its common stock with an expiration date of November 2017. During the three months ended March 31, 2017, the Company repurchased and retired 187,500 shares of its common stock at a weighted average price of $3.82 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.7 million. During the nine months ended March 31, 2017, the Company repurchased and retired 531,523 shares of its common stock at a weighted average price of $3.29 per share, excluding a broker commission of $0.03 per share, at a total cost of $1.8 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

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

As of March 31, 2017, 15,920,578 shares were reserved and 13,610,855 shares were available for issuance under the 2010 Incentive Plan; 3,359,964 shares were reserved and 1,575,411 shares were available for issuance under the Directors’ Plan.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three and nine months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Expected term (in years)	4.5	3.5	4.6	3.9
Expected volatility	46%	43%	45%	43%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.9%	1.1%	1.3%	1.0%
Grant date fair value	$1.44	$0.98	$1.40	$1.89

The Company estimates the fair value of restricted stock units with a market condition at the date of the grant using the Monte Carlo simulation model. The weighted-average Monte Carlo simulation model assumptions for the three and nine months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Expected term (in years)	4.0	4.0	4.0	4.0
Expected volatility	46%	45%	45%	47%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.0%	1.5%	1.1%	1.3%
Grant date fair value	$3.02	$3.22	$2.99	$5.08

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenue:
United States	$76,863	$79,351	$213,220	$214,017
International	2,342	1,892	5,033	4,576
Total net revenue	$79,205	$81,243	$218,253	$218,593

	March 31,	June 30,
	2017	2016
Property and equipment, net:
United States	$5,730	$6,973
International	547	705
Total property and equipment, net	$6,277	$7,678

13. Restructuring Costs

In November 2016, the Company announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. The following table summarizes the restructuring charges for the periods (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2017	March 31, 2017
Employee severance and benefits	$38	$2,399
Non-cash employee severance and benefits - stock-based compensation	—	42
Total	$38	$2,441

The costs were paid in cash during the nine months ended March 31, 2017. The corporate restructuring was substantially completed during the three months ended March 31, 2017 and predominantly all costs have been recognized.

14. Subsequent Events

In April 2017, the Company repurchased 64,077 shares of its common stock at a weighted average price of $3.86, excluding a broker commission of $0.03 per share, at a total cost of $0.2 million.

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 62% and 61% of net revenue for the three and nine months ended March 31, 2017 and 56% and 51% of net revenue for the three and nine months ended March 31, 2016. Our education client vertical represented 24% of net revenue for both the three and nine months ended March 31, 2017 and 28% and 32% of net revenue for the three and nine months ended March 31, 2016. Our other client verticals, consisting of home services, business-to-business technology and medical, represented 14% and 15% of net revenue for the three and nine months ended March 31, 2017 and 16% and 17% of net revenue for the three and nine months ended March 31, 2016. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 20% and 14% of our net revenue for the three and nine months ended March 31, 2017 and 16% and 11% of our net revenue or the three and nine months ended March 31, 2016. No other client accounted for 10% or more of our net revenue for the three and nine months ended March 31, 2017 and 2016.

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

Development, Acquisition and Retention of High Quality Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop and retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed new sources of media, including entering into strategic partnerships with other marketing and media companies. Such partnerships include takeovers of performance marketing functions for large web media properties; backend monetization of unmatched traffic for clients with large media buys; and white label products for other performance marketing companies. We have also focused on growing our revenue from mobile and social media traffic sources.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	(In thousands)				(In thousands)
Net revenue	$79,205	100.0%	$81,243	100.0%	$218,253	100.0%	$218,593	100.0%
Cost of revenue (1)	69,338	87.5	72,956	89.8	198,803	91.1	199,220	91.1
Gross profit	9,867	12.5	8,287	10.2	19,450	8.9	19,373	8.9
Operating expenses: (1)
Product development	3,147	4.0	4,214	5.2	10,415	4.8	12,501	5.7
Sales and marketing	2,243	2.9	2,898	3.5	7,001	3.2	9,502	4.4
General and administrative	4,023	5.1	4,348	5.4	11,848	5.4	12,706	5.8
Restructuring charges	38	—	—	—	2,441	1.1	—	—
Operating income (loss)	416	0.5	(3,173)	(3.9)	(12,255)	(5.6)	(15,336)	(7.0)
Interest income	42	—	23	—	99	—	39	—
Interest expense	(31)	—	(155)	(0.1)	(322)	(0.1)	(433)	(0.2)
Other income, net	142	0.2	112	0.1	252	0.1	120	—
Income (loss) before income taxes	569	0.7	(3,193)	(3.9)	(12,226)	(5.6)	(15,610)	(7.2)
Benefit from (provision for) taxes	10	—	(72)	(0.1)	1,386	0.6	(477)	(0.2)
Net income (loss)	$579	0.7%	$(3,265)	(4.0)%	$(10,840)	(5.0)%	$(16,087)	(7.4)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$691	0.9%	$969	1.2%	$2,390	1.1%	$2,826	1.3%
Product development	424	0.5	576	0.7	1,431	0.7	1,761	0.8
Sales and marketing	291	0.4	501	0.6	868	0.4	1,482	0.7
General and administrative	671	0.8	770	0.9	2,095	1.0	2,270	1.0
Restructuring charges	—	—	—	—	42	—	—	—

Net Revenue

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2017	2016	2017	2016	% Change	% Change
	(In thousands)
Net revenue	$79,205	$81,243	$218,253	$218,593	(3%)	—
Cost of revenue	69,338	72,956	198,803	199,220	(5%)	—
Gross profit	$9,867	$8,287	$19,450	$19,373	19%	—

Net revenue decreased $2.0 million, or 3%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Revenue from our financial services client vertical increased $3.2 million, or 7%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. Revenue from our education client vertical decreased $3.4 million, or 15%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to decreased client demand as a result of lower budgets from certain education clients, client initiatives which include campus closures and discontinuation of certain education programs and exits from the channel of some for-profit education clients. Revenue from our other client verticals decreased $1.8 million, or 14%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to decreased client demand in our business-to-business technology and medical client verticals, partially offset by increased client demand in our home services client vertical.

Net revenue was approximately flat for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016. Revenue from our financial services client vertical increased $23.0 million, or 21%, for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets and to additional strategic partnerships that have increased and diversified our access to quality media and client budgets. Revenue from our education client vertical decreased $17.1 million, or 24%, for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, primarily due to exits from the channel of some for-profit education clients, decreased client demand as a result of client initiatives which include campus closures and discontinuation of certain education programs and lower budgets from certain education clients. Revenue from our other client vertical decreased $6.2 million, or 16%, for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, primarily due to decreased client demand in our business-to-business technology and medical client verticals, partially offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Margin

Cost of revenue decreased $3.6 million, or 5%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, driven by decreased personnel costs of $1.9 million, decreased amortization of intangible assets of $0.7 million and decreased media and marketing costs of $0.4 million. The decrease in personnel costs is primarily related to the corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives and the decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized and decreased spending in recent periods. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 13% for the three months ended March 31, 2017 and 10% for the three months ended March 31, 2016. The increase in gross margin was primarily attributable to decreased personnel costs and decreased amortization of intangible assets.

Cost of revenue was approximately flat for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, driven by increased media and marketing costs of $5.3 million, offset by decreased personnel costs of $3.1 million and decreased amortization of intangible assets of $1.8 million. The increase in media and marketing costs is primarily due to higher revenue volumes from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of revenue. The decrease in personnel costs is primarily related to the corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized and decreased spending in recent periods. Gross margin was 9% for both the nine months ended March 31, 2017 and 2016 due to a high proportion of our revenue coming from our financial services client vertical, offset by decreased personnel costs and decreased amortization of intangible assets.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2017	2016	2017	2016	% Change	% Change
	(In thousands)
Product development	$3,147	$4,214	$10,415	$12,501	(25%)	(17%)
Sales and marketing	2,243	2,898	7,001	9,502	(23%)	(26%)
General and administrative	4,023	4,348	11,848	12,706	(7%)	(7%)
Restructuring charges	38	—	2,441	—	100%	100%
Operating expenses	$9,451	$11,460	$31,705	$34,709	(18%)	(9%)

Product Development Expenses

Product development expenses decreased $1.1 million, or 25%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This was primarily due to decreased personnel costs of $0.8 million related to the corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives.

Product development expenses decreased $2.1 million, or 17%, for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016. This was primarily due to decreased personnel costs of $1.5 million and decreased stock-based compensation of $0.3 million. The decrease in personnel costs was related to the corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.7 million, or 23%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This was primarily due to decreased personnel costs of $0.4 million and decreased stock-based compensation of $0.2 million. The decrease in personnel costs was related to the corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives.

Sales and marketing expenses decreased $2.5 million, or 26%, for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016. This was primarily due to decreased personnel costs of $1.5 million and decreased stock-based compensation of $0.6 million. The decrease in personnel costs was related to decreased incentive compensation associated with the lower achievement of performance objectives and the corporate restructuring announced in November 2016.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 7%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This was primarily due to decreased personnel costs of $0.2 million related to the corporate restructuring announced in November 2016.

General and administrative expenses decreased $0.9 million, or 7%, for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016. This was primarily due to decreased personnel costs of $0.6 million related to the corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives.

Restructuring Charges

In November 2016, we announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. As a result, we recognized total cash and non-cash restructuring costs of $2.4 million related to employee severance and benefits for the nine months ended March 31, 2017, which was paid during the period using existing cash on hand. The corporate restructuring was substantially completed during the three months ended March 31, 2017 and predominantly all costs have been recognized. The corporate restructuring is expected to reduce operating costs by approximately $17 million annually, primarily from personnel costs in cost of revenue and product development. Benefits from the restructuring began to take effect in the three months ended December 31, 2016.

Benefit from (Provision for) Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands)
Benefit from (provision for) taxes	$10	$(72)	$1,386	$(477)

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2017 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable.

We recorded an immaterial benefit from income taxes for the three months ended March 31, 2017. We recorded a benefit from income taxes of $1.4 million for the nine months ended March 31, 2017 as a result of a tax refund from an amended state tax return filing.

We recorded a provision for income taxes of $0.1 million and $0.5 million for the three and nine months ended March 31, 2016, primarily due to the outcome of a state tax examination. Our annual statutory tax rate was 34% for the three and nine months ended March 31, 2017 and 2016. Due to the effects of our deferred tax asset valuation allowance and our net operating losses for the nine months ended March 31, 2017 and 2016, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of losses before income taxes for the periods.

 Liquidity and Capital Resources

As of March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $41.7 million, cash we expect to generate from future operations, and $25.0 million of available borrowings under our revolving loan facility which matures in June 2017. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, payment of any outstanding balance on our revolving loan facility, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our revolving loan facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt, issue additional equity securities or draw down on or increase our borrowing capacity under our current revolving loan facility for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$8,276	$789
Net cash used in investing activities	(2,691)	(4,245)
Net cash used in financing activities	(17,531)	(2,113)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $8.3 million for the nine months ended March 31, 2017, compared to cash flows provided by operating activities of $0.8 million for the nine months ended March 31, 2016.

Cash provided by operating activities for the nine months ended March 31, 2017 consisted of a net loss of $10.8 million, which included a cash payment for restructuring costs of $2.4 million and a cash receipt from a state tax refund of $1.4 million, offset by non-cash adjustments of $15.8 million. In addition, there was a net increase in cash from changes in working capital of $3.4 million. The non-cash adjustments primarily consisted of depreciation and amortization of $9.0 million and stock-based compensation expense of $6.8 million. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $4.0 million primarily due to the timing of receipts.

Cash provided by operating activities for the nine months ended March 31, 2016 consisted of a net loss of $16.1 million, which included a restructuring charge of $0.3 million, offset by non-cash adjustments of $20.5 million. In addition, there was a net decrease in cash from changes in working capital of $3.6 million. The non-cash adjustments primarily consisted of depreciation and amortization of $11.4 million and stock-based compensation expense net of tax benefits of $8.3 million. The changes in working capital accounts were primarily due to an increase in accounts receivable of $4.1 million and prepaid expenses and other assets of $4.0 million, offset by an increase in accounts payable and accrued liabilities of $5.1 million. The increase in prepaid expenses and other assets were primarily due to a one-time $10.0 million cash payment to All Web Leads, a strategic partner, to be its exclusive monetization partner for the majority of its insurance categories, offset by a cash receipt from a federal tax refund of $6.5 million. The increase in accounts payable and accrued liabilities as well as the increase in accounts receivable were primarily due to the timing of receipts and payments.

Investing Activities

Cash flows used in investing activities generally include capital expenditures and capitalized internal development costs.

Cash flows used in investing activities was $2.7 million for the nine months ended March 31, 2017, compared to cash flows used in investing activities of $4.2 million for the nine months ended March 31, 2016.

Cash used in investing activities in the nine months ended March 31, 2017 and 2016 was primarily due to capital expenditures and internal software development costs of $2.7 million and $4.4 million.

Financing Activities

Cash flows used in financing activities generally include proceeds from exercise of stock options, principal payments on acquisition-related notes payable, repayments of the revolving loan facility, repurchases of common stock and withholding taxes related to the release of restricted stock, net of share settlement.

Cash used in financing activities was $17.5 million for the nine months ended March 31, 2017, compared to cash flows used in financing activities of $2.1 million for the nine months ended March 31, 2016.

Cash used in financing activities in the nine months ended March 31, 2017 was due to repayment of the revolving loan facility of $15.0 million, repurchases of common stock of $1.8 million and withholding taxes related to the release of restricted stock, net of share settlement of $0.8 million.

Cash used in financing activities in the nine months ended March 31, 2016 was primarily due to withholding taxes related to the release of restricted stock, net of share settlement of $2.1 million.

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

Loan Facility

As of March 31, 2017, we were party to a credit agreement (the “Credit Agreement”) with Comerica Bank (the “Bank”), as administrative agent and sole lender, which consisted of a $25.0 million revolving loan facility with a maturity date of June 11, 2017. Borrowings under the revolving loan facility bear interest at a rate of the Eurodollar rate plus 3.00%, and is secured by substantially all of our assets. We must pay an annual facility fee of $62,500 and an annual unused fee of 0.25% of the undrawn revolving loan facility commitments. We have the right to prepay the revolving loan facility or permanently reduce the revolving loan facility credit commitments without premium or penalty, in whole or in part at any time. Borrowings under the revolving loan facility are subject to a borrowing base consisting of eligible receivables and certain other customary conditions.

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

We were in compliance with all covenants under the Credit Agreement as of March 31, 2017 and June 30, 2016.

As of March 31, 2017, there were no amounts outstanding under the revolving loan facility. As of June 30, 2016, there was $15.0 million outstanding under the revolving loan facility.

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

Our exposure to interest rate risk under the revolving loan facility will depend on the extent to which we utilize the facility. Interest on borrowings under the revolving loan facility is payable quarterly at the Eurodollar rate plus 3.00%. As of March 31, 2017, there were no amounts outstanding under our revolving loan facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed under “Item 9-A Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2016, we concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting over the accuracy of the accounting for stock-based compensation expense for market-based restricted stock units. Specifically our internal controls with respect to stock-based compensation were not designed to appropriately identify and apply different expense recognition methodologies and, as a result, the compensation expense for market-based restricted stock units was incorrectly accounted for using straight-line basis rather than accelerated basis over the requisite service period. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 20% and 14% of our net revenue for the three and nine months ended March 31, 2017. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

To maintain target levels of profitability, from time to time, we may restructure our operations or make other adjustments to our workforce. For example, in November 2016, we announced a corporate restructuring resulting in the reduction of approximately 25% of personnel costs. We have completed the restructuring; however we may not achieve or sustain the expected cost savings or other anticipated benefits of our existing or future corporate restructurings, or do so within the expected time frame.

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

While we anticipate that our existing cash and cash equivalents, together with availability under our revolving loan facility which matures in June 2017 and cash from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital, including debt capital, to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses, and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. In addition, our revolving loan facility limits the incurrence of additional indebtedness and is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

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

As of March 31, 2017, our directors and executive officers, together with their affiliates, beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

The following table summarizes the stock repurchase activity during fiscal year 2017 and the number of shares that may yet be purchased pursuant to our stock repurchase program that was available as of March 31, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
November 1, 2016 - November 30, 2016	250,979	$2.92	250,979	499,021
December 1, 2016 - December 31, 2016	93,044	3.21	93,044	405,977
January 1, 2017 - January 31, 2017	187,500	3.82	187,500	218,477
February 1, 2017 - February 28, 2017	—	—	—	218,477
March 1, 2017 - March 31, 2017	—	—	—	218,477
Total	531,523	$3.29	531,523

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
Date: May 10, 2017

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