Form 10-K
period 2017-06-30
QUINSTREET, INC
filed 2017-09-08
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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

As of December 31, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the NASDAQ Global Select Market on such date, was $136,296,954. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 31, 2017: 45,712,559

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2017 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, such as but not limited to:

•	our still developing industry and relatively new business model;
•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting our, our third party publishers’, and our clients’ businesses;
•	our dependence on the availability and affordability of quality media from third-party publishers and strategic partners;
•	our dependence on Internet search companies to attract Internet visitors;
•	our ability to accurately forecast our results of operations and appropriately plan our expenses;
•	our ability to compete in our industry;
•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;
•	our ability to continually optimize our websites to allow Internet visitors to access our websites through mobile devices;
•	our ability to develop new services, enhancements and features to meet new demands from our clients; and
•	our ability to successfully challenge regulatory audits, investigations or allegations of noncompliance with laws.

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

Our Company

We are a leader in performance marketing products and technologies. Our approach to proprietary performance marketing technologies allows clients to engage high intent digital media or traffic from a wide range of device types (e.g., mobile, desktop, tablet), in multiple formats or types of media (e.g., search engines, large and small media properties or websites, email), and in a wide range of cost-per-action, or CPA, forms. These forms of contact are the primary “products” we sell to our clients, and include qualified leads, inquiries, clicks, calls, applications and customers. We specialize in customer acquisition for clients in high value, information-intensive markets, or “verticals,” including financial services, education, home services, and business-to-business technology. Our clients include some of the world’s largest companies and brands in those markets. While the majority of our operations and revenue are in North America, we also have emerging businesses in Brazil and India.

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

Our proprietary technologies have been developed over the past 18 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

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

Because of our deep expertise and capabilities in running financially successful performance marketing programs, we are able to effectively compete for sources and partners of high-intent, unbranded media, and our market share in our client verticals of this media is significant. Our media sources include owned-and-operated organic or search engine optimization (“SEO”) websites, targeted search engine marketing (“SEM”) or pay-per-click (“PPC”) campaigns, social media and mobile programs, internal email databases, call center operations, partnerships with large and small online media companies, and more. Our collective media presence results in engagement with a significant share of online visitors in those markets or verticals, which leads us to be included in client online media buys.

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

From qualitative, impression-driven marketing to analytic, data-driven marketing

Growth in Internet marketing enables a more data-driven approach to advertising. The measurability of online marketing allows marketers to collect a significant amount of detailed data on the performance of their marketing campaigns, including the effectiveness of ad format and placement and user responses. This data can then be analyzed and used to improve marketing campaign performance and cost-effectiveness on substantially shorter cycle times than with traditional offline media.

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

From marketing messages pushed on audiences to marketing messages pulled by self-directed audiences

Traditional marketing messages such as television and radio advertisements are broadcast to a broad audience. The Internet enables more self-directed and targeted marketing. For example, when Internet visitors click on PPC search advertisements, they are expressing an interest in and proactively engaging with information about a product or service related to that advertisement. The growth of self-directed marketing, primarily through online channels, allows marketers to present more targeted and potentially more relevant marketing messages to potential customers who have taken the first step in the buying process, which can in turn increase the effectiveness of marketers’ spending.

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

Our Business Model

We deliver measurable and cost-effective marketing results to our clients, typically in the form of a qualified lead, inquiry, click, call, application, or customer. Leads, inquiries, clicks, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are paid typically by clients when we deliver qualified leads, inquiries, clicks, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver leads, inquiries, clicks, calls, applications, and customers to our clients, generally we:

•	own or access targeted media through business arrangements (e.g., revenue sharing arrangements) or by purchasing media (e.g., clicks from major search engines);

•

run advertisements or other forms of marketing messages and programs in that media to create visitor responses typically in the form of leads or inquiries (e.g., contact information), clicks (to further qualification or matching steps, or to online client applications or offerings), calls (to our owned and operated call centers or that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., bound insurance policies);

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

Media and Internet visitor mix

We are a client-driven organization. We seek to be one of the largest providers of measurable marketing results on the Internet in the client industry verticals we serve by meeting the needs of clients for results, reliability and volume. Meeting those client needs requires that we maintain a diversified and flexible mix of Internet visitor sources due to the dynamic nature of online media. Our media mix changes with changes in Internet visitor usage patterns. We adapt to those changes on an ongoing basis, and also proactively adjust our mix of vertical media sources to respond to client- or vertical-specific circumstances and to achieve our financial objectives. Generally, our Internet visitor sources include:

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
•

develop and evolve the best products, technologies and platform for managing successful performance marketing campaigns on the Internet; focus on technologies that enhance media yield, improve client results and achieve scale efficiencies;

•

build and apply unique data advantages from running some of the largest campaigns over long periods of time in our client verticals, including the steep learning curves of what campaigns work best to optimize each media type and each client’s results;

•	build and partner with vertical content websites that attract high intent visitors in the client and media verticals we serve; and
•	be a client-driven organization and develop a broad set of media sources and capabilities to reliably meet client needs.

Clients

In fiscal years 2017 and 2016, we had one client, The Progressive Corporation, that accounted for 17% and 12% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2017 and 2016 and no client accounted for 10% or more of net revenue in fiscal year 2015. Our top 20 clients accounted for 52%, 48% and 45% of net revenue in fiscal years 2017, 2016 and 2015. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-

party publishers, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2017, 2016 and 2015, we spent $13.5 million, $16.4 million and $17.9 million on product development.

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

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one client vertical. Examples include LendingTree in the financial services client vertical and Education Dynamics in the education client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo! and Microsoft.

Government Regulation

We provide services through a number of different online and offline channels. As a result, we are subject to many federal and state laws and regulations, including restrictions on the use of unsolicited commercial email, such as the CAN-SPAM Act and state email marketing laws, and restrictions on the use of marketing activities conducted by telephone, including the Telemarketing Sales Rule and the Telephone Consumer Protection Act. Our business is also subject to federal and state laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others.

In addition, we provide services to a number of our clients that operate in highly regulated industries, particularly in our financial services and education verticals. In our financial services vertical, our websites and marketing services are subject to various federal, state and local laws, including state licensing laws, federal and state laws prohibiting unfair acts and practices, and federal and state advertising laws. In addition, we are a licensed insurance agent in all fifty states. In our education client vertical, nearly all of the revenue is generated from post-secondary education institutions. Post-secondary education institutions are subject to extensive federal and state regulations and accrediting agency standards, including the Higher Education Act of 1965 as amended (the “HEA”), Department of Education regulations under the HEA, individual state higher education regulations, as well as regulations of the Federal Trade Commission and Consumer Finance Protection Bureau and other federal agencies. Such state and federal regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as the school’s eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our education clients. Although we are not a higher education institution, we may be required to comply with such education laws and regulations as a result of our role as a vendor to higher education institutions, either directly or indirectly through our contractual arrangements with clients. Since 2010, there have been significant additions and changes to these regulations and increasing enforcement of them by regulators. In addition, Congress is considering changes to the HEA. These changes may place additional regulatory burdens on post-secondary schools generally, and specific initiatives may be targeted at companies like us that serve higher education institutions. In recent years, a particularly high level of regulatory and legislative scrutiny has been focused on for-profit higher education institutions, several of which are clients. The costs of compliance with these regulations and new laws may increase in the future and any failure on our part to comply with such laws may subject us to significant liabilities.

Employees

As of June 30, 2017, we had 469 employees, which consisted of 142 employees in product development, 48 in sales and marketing, 36 in general and administration and 243 in operations. None of our employees are represented by a labor union, except for our employees in Brazil who are represented by a union as required by Brazilian law.

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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. As a result, we face risks and uncertainties such as but not limited to:

•	our still developing industry and relatively new business model;
•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting our, our third-party publishers’, and our clients’ businesses;
•	our dependence on the availability and affordability of quality media from third-party publishers and strategic partners;
•	our dependence on Internet search companies to attract Internet visitors;
•	our ability to accurately forecast our results of operations and appropriately plan our expenses;
•	our ability to compete in our industry;
•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;

•	our ability to continually optimize our websites to allow Internet visitors to access our websites through mobile devices;
•	our ability to develop new services, enhancements and features to meet new demands from our clients; and
•	our ability to successfully challenge regulatory audits, investigations or allegations of noncompliance with laws.

If we are unable to address these risks, our business, results of operations and prospects could suffer.

Negative changes in the market conditions and the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.

Adverse macroeconomic conditions could cause decreases or delays in spending by our clients and could harm our ability to generate revenue and our results of operations. Moreover, to date, we have generated a large majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue, at least in the near term, will continue to be generated from clients in our financial services and education client verticals. Changes in the market conditions and the regulatory environment in these two highly-regulated client verticals in particular have in the past negatively impacted, and may continue to negatively impact, our clients’ businesses, marketing practices and budgets and, therefore, our financial results.

Our, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services, education and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain, therefore, keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. Violations or alleged violations of laws by us, our third-party publishers or clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

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

In connection with our owned and our third-party publishers’ email campaigns to generate traffic for our clients, we are subject to various state and Federal laws regulating commercial email communications, including the federal CAN-SPAM Act. For example, in 2012, several of our clients were named defendants in a California Anti-Spam lawsuit relating to commercial emails which allegedly originated from us and our third-party publishers. While the matter was ultimately resolved in our clients’ favor, we were nonetheless obligated to indemnify certain of our clients for the fees incurred in the defense of such matter. Further, foreign laws and regulations, such as the Canadian Anti-Spam Law, may also apply to our business activities to the extent we are doing business with or marketing to consumers in foreign jurisdictions. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions, and litigation, as well as indemnification obligations with respect to our clients. Any negative outcomes from such regulatory actions or litigation, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operation, and reputation.

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

Finally, although we are not a higher education institution, we are sometimes required to comply with such education laws and regulations as a result of our role as a vendor to higher education institutions, either directly or indirectly through our contractual arrangements with clients. Failure to comply with education laws and regulations could result in breach of contract and indemnification claims against us, subject us to regulatory sanctions and could cause damage to our reputation and impair our business.

A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition, and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects may be harmed.

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher and strategic partner websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified leads, inquiries, clicks, calls, applications, and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned and operated websites or our third-party publisher and strategic partner websites if their investments do not generate leads and ultimately users or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients could have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 17% of our net revenue for fiscal year 2017. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We depend on third-party publishers, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these third-party publishers’ websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers (including strategic partners). In many instances, third-party publishers can change the media inventory they make available to us at any time in ways that could impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make media inventory available to us, decides to demand a higher revenue-share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price, and quality requirements, in which case our revenue could decline or our operating costs could increase.

We depend upon Internet search companies to direct a significant portion of visitors to our owned and operated and our third-party publishers’ websites. Changes in search engine algorithms have in the past harmed, and may in the future harm, the websites’ placements in both paid and organic search result listings, which may reduce the number of visitors to our owned and operated and our third-party publishers’ websites and as a result, cause our revenue to decline.

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

Our ability to maintain or grow the number of visitors to our owned and operated and our third-party publishers’ websites from search companies is not entirely within our control. Search companies frequently revise their algorithms and changes in their algorithms have in the past caused, and could in the future cause, our owned and operated and our third-party publishers’ websites to receive less favorable placements. We have experienced fluctuations in organic rankings for a number of our owned and operated and our third-party publishers’ websites and some of our paid listing campaigns have also been harmed by search engine algorithmic changes. Search companies could determine that our or our third-party publishers’ websites’ content is either not relevant or is of poor quality.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry, and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business is changing and evolving, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

•	changes in client volume;
•	loss of or reduced demand by existing clients and agencies;
•	the availability and price of quality media;
•	consolidation of media sources;
•	seasonality;
•	developing and implementing our media strategies and client initiatives;
•	changes in our revenue mix and shifts in margins related to changes in our media strategies or client initiatives;

•	changes in interest rates;
•	changes in Internet search engine algorithms that affect our owned and operated and our third-party publishers’ websites ability to attract and retain Internet visitors; and
•	regulatory and legislative changes, or their interpretation or emphasis, in our and our client industries.

As a result of changes in our business model, increased investments, increased expenditures for certain businesses, products, services, and technologies, we anticipate fluctuations in our adjusted EBITDA margin.

We have invested and expect to continue to invest in new businesses, products, markets, services and technologies, including more expensive forms of media. For example, we expended significant resources in developing new products and technologies and made strategic outlays in, among other things, partnerships, which in the short term may have the effect of reducing our adjusted EBITDA margin. If we are unsuccessful in our monetization efforts with respect to new products and investments, we may fail to engage and retain users and clients. We may have insufficient revenue to fully offset liabilities and expenses in connection with these investments and may experience inadequate or unpredictable return of capital on our investments. As a result of these investments, we expect fluctuations in our adjusted EBITDA margin.

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

Our visitor traffic can be impacted by interest rate volatility.

Visitor traffic to our online platforms in our financial services client vertical can increase or decrease with interest rate movements. A decline in interest rates may lead to reduced client demand for media, as there are more consumers in the marketplace seeking financing and, accordingly, clients may receive more organic media volume. Conversely, an increase in interest rates may lead to an increase in client demand, as there are fewer consumers in the marketplace and, accordingly, the supply of organic media volume may decrease. Federal Reserve Board actions, regulations restricting the amount of interest and fees that may be charged to consumers and general market conditions affecting access to credit could also cause significant visitor fluctuations and have a material and adverse effect on our business.

If we fail to compete effectively against other online marketing and media companies and other competitors, we could lose clients and our revenue may decline.

The market for online marketing is intensely competitive, and we expect this competition to continue to increase in the future both from existing competitors and, given the relatively low barriers to entry into the market, from new competitors. We compete both for clients and for high-quality media. We compete for clients on the basis of a number of factors, including return on investment of client’s marketing spending, price, and client service.

We compete with Internet and traditional media companies for high quality media and for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as LendingTree in the financial services client vertical and Education Dynamics in the education client vertical;
•	offline and online advertising agencies;
•	major Internet portals and search engine companies with advertising networks;
•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;
•	digital advertising exchanges, real-time bidding and other programmatic buying channels;
•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;
•	in-house marketing groups and activities at current or potential clients;
•	offline direct marketing agencies;
•	mobile and social media; and
•	television, radio, and print companies.

Finding, developing and retaining high quality media on a cost-effective basis is challenging because competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue, and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition, such as Google, Yahoo! and Microsoft, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Internet advertising and web traffic. Some of these companies may offer or develop more vertically targeted products that match users with products and services and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients and market share, and our revenue may decline.

We are exposed to online security risks and security breaches particularly given that we gather, transmit and store personally identifiable information. If we fail to maintain adequate security and supporting infrastructure, we may be in breach of our commitments to our clients. Unauthorized access to or accidental disclosure of confidential or proprietary data may cause us to incur significant expenses and may negatively affect our reputation and business.

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit, and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We make commitments to our clients regarding our security policies and practices. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party, external party, or unrelated third-party, such that electronic or physical computer break-ins, cyber attacks, malware, viruses, fraud, employee error, and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

Security concerns relating to our technological infrastructure, privacy concerns relating to our data collection practices and any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network or that of third-parties which we engage with, by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In the past few years, several major companies, such as Yahoo!, Sony, Home Depot, Target and LinkedIn, have experienced high-profile security breaches that exposed their customers’ personal information. In addition, we could incur significant costs for which our insurance policies may not adequately cover us and expend significant resources in protecting against security breaches and complying with the multitude of state, federal and foreign laws regarding data privacy and data breach notification obligations. We may need to increase our security-related expenditures to maintain or increase our systems’ security or to address problems caused and liabilities incurred by security breaches.

Many people are using mobile devices to access the Internet. If we fail to optimize our websites to keep pace with this shift in user devices, we may not remain competitive and could lose clients or visitors to our websites.

The number of people who access the Internet through mobile devices such as smart phones and tablets has increased dramatically in the past several years, and we expect the trend to continue. Our online marketing services and content were originally designed for desktop or laptop computers. The shift from desktop or laptop computers to mobile devices could potentially deteriorate the user experience for visitors to our websites and may make it more difficult for visitors to respond to our offerings. It also requires us to develop new product offerings specifically designed for mobile devices, such as social media advertising opportunities. Additionally, the monetization of our online marketing services and content on these mobile devices might not be as lucrative for us compared to those on desktop and laptop computers. If we fail to optimize our websites cost effectively and improve the monetization capabilities of our mobile marketing services, we may not remain competitive, which may negatively affect our business and results of operations.

Third-party publishers, strategic partners, vendors, or their respective affiliates may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients and revenue.

We generate a significant portion of our web visitors from online media that we source directly from our third-party publishers’ and strategic partners’ owned and operated websites, as well as indirectly from the affiliates of our third-party publishers and strategic partners. We also rely on third-party call centers and email marketers. Some of these third-parties, strategic partners, vendors, and their respective affiliates are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third-party publishers, strategic partners, vendors, or their respective affiliates which violates the marketing guidelines of our clients or that clients view as potentially damaging to their brands (e.g., search engine bidding on client trademarks), whether or not permitted by our contracts with our clients, could harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. Moreover, because we do not have a direct contractual relationship with the affiliates of our third-party publishers and strategic partners, we may not be able to monitor the compliance activity of such affiliates. If we are unable to cause our third-party publishers and strategic partners to monitor and enforce our clients’ contractual restrictions on such affiliates, our clients may terminate their relationships with us or decrease their marketing budgets with us. In addition, we may also face liability for any failure of our third-party publishers, strategic partners, vendors or their respective affiliates to comply with regulatory requirements, as further described in the risk factor beginning, “Negative changes in the market conditions and the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business, and growth.”

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

Our business is dependent on attracting a large number of visitors to our owned and operated and our third-party publishers’ websites and providing leads, inquiries, clicks, calls, applications, and customers to our clients, which depends in part on our reputation within the industry and with our clients. Certain other companies within our industry have in the past, engaged in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and may therefore harm the reputation of all participants in our industry, including us.

Our ability to attract visitors and, thereby, potential customers to our clients, also depends in part on our clients providing competitive levels of customer service, responsiveness and prices to such visitors. If our clients do not provide competitive levels of service to visitors, our reputation and therefore our ability to attract additional clients and visitors could be harmed.

In addition, from time to time, we may be subject to investigations, inquiries or litigation by various regulators, which may harm our reputation regardless of the outcome of any such action. For example, in 2012 we responded to a civil investigation conducted by the attorneys general of a number of states into certain of our marketing and business practices resulting in us entering into an Assurance of Voluntary Compliance agreement. Negative perceptions of our business may result in additional regulation, enforcement actions by the government and increased litigation, or harm our ability to attract or retain clients, third-party publishers or strategic partners, any of which may affect our business and result in lower revenue.

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

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth will continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

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

In addition, our personnel, systems, procedures, and controls may be inadequate to support our future operations. The improvements required to manage growth may require us to make significant expenditures, expand, train and manage our employee base, and reallocate valuable management resources. We may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and cause us to lose current and potential users and clients. The costs associated with these adjustments to our architecture could harm our operating results. Accordingly, if we fail to effectively manage any future growth, our operating performance will suffer, and we may lose clients, key vendors and key personnel.

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

Acquisitions, investments and divestitures could complicate operations, or could result in dilution and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions have historically been an important element of our overall corporate strategy and use of capital. Any future acquisitions, investments or divestitures could be material to our financial condition and results of operations. We may evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefit of many of our acquisitions may not materialize. In connection with a disposition of assets or a business, we may agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

In June 2017, our revolving loan facility expired. While we anticipate that our existing cash and cash equivalents and cash we expect to generate from future operations will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital, including debt capital, to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses, and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

Our quarterly revenue and results of operations may fluctuate significantly from quarter to quarter due to fluctuations in advertising spending, including seasonal and cyclical effects.

In addition to other factors that cause our results of operations to fluctuate, results are also subject to significant seasonal fluctuation. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. During that quarter, there is generally lower availability of lead supply from some forms of media during the holiday period on a cost effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better lead availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31. Moreover, our lending clients’ businesses are subject to seasonality. For example, our clients that offer mortgage products are historically subject to seasonal trends. These trends reflect the general patterns of the mortgage industry and housing sales, which typically peak in the spring and summer seasons. Other factors affecting our lending clients’ businesses include macro factors such as credit availability, the strength of the economy and employment. Any of the foregoing seasonal trends, or the combination of them, may negatively impact our quarterly revenue and results of operations.

Furthermore, advertising spend on the Internet, similar to traditional media, tends to be cyclical and discretionary as a result of factors beyond our control, including budgetary constraints and buying patterns of clients, as well as economic conditions affecting the Internet and media industry. For example, weather and other events have in the past, led to short-term increases in insurance industry client loss ratios, which in turn led to decreased client spend on online performance marketing. In addition, inherent industry specific risks (e.g., Insurance industry loss ratios and cutbacks) and poor macroeconomic conditions as well as other short-term events could decrease our clients’ advertising spending and thereby have a material adverse effect on our business, financial condition, and operating results.

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

In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns with which they may not have prior experience. Certain of our metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We present key metrics such as cost-per-click, cost-per-lead and cost-per-acquisition, some of which are calculated using internal data. We periodically review and refine some of our methodologies for monitoring, gathering, and calculating these metrics. While our metrics are based on what we believe to be reasonable measurements and methodologies, there are inherent challenges in deriving our metrics. In addition, our user metrics may differ from estimates published by third-parties or from similar metrics of our competitors due to differences in methodology. If clients or publishers do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, it could negatively affect our business model and current or potential clients’ willingness to adopt our metrics.

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

In addition, we have in the past, and may in the future, be subject to legal proceedings and claims that we have infringed the patents or other intellectual property rights of third-parties. These claims sometimes involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own intellectual property rights, if any, may therefore provide little or no deterrence. For example, in December 2012, Internet Patents Corporation (“IPC”) filed a patent infringement lawsuit against us in the Northern District of California alleging that some of our websites infringe a patent held by IPC. IPC is a non-practicing entity that relies on asserting its patents as its primary source of revenue. In addition, third-parties have asserted and may in the future assert intellectual property infringement claims against our clients, and we have agreed in certain circumstances to indemnify and defend against such claims. Any intellectual property-related infringement claims, whether or not meritorious and regardless of the outcome of the litigation, could result in costly litigation, could divert management resources and attention and could cause us to change our business practices. Should we be found liable for infringement, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages, or limit or curtail our systems and technologies. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and increase our costs.

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

We have identified material weaknesses in our internal control over financial reporting in both fiscal years 2017 and 2016. If we fail to remediate the material weakness we identified in fiscal year 2017, or if our remedial measures do not continue to be sufficient to address the material weakness we identified in fiscal year 2016 and subsequently remediated in fiscal year 2017, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, the SOX Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year, and the effectiveness of our disclosure controls and procedures quarterly. If we are not able to comply with the requirements of the SOX Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would diminish investor confidence in our financial reporting and require additional financial and management resources, each of which may adversely affect our business and operating results.

For the last two fiscal years, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Most recently, as described in Item 9A in Part II of this Annual Report on Form 10-K, as of June 30, 2017, we disclosed a material weakness in internal control over financial reporting over the completeness and accuracy of the accounting for non-standard revenue credits. Specifically, our internal controls did not identify non-standard revenue credits authorized but not timely communicated to finance to ensure proper accounting evaluation. As a result, during the fourth quarter of 2017, we identified a non-standard revenue credit that was not accounted for in the correct period.

In connection with the preparation of our consolidated financial statements for fiscal year 2016, we identified a material weakness in our internal control over financial reporting over the accuracy of the accounting for stock-based compensation expense for market-based restricted stock units. We have remediated this material weakness as of June 30, 2017. However, we cannot assure you that the measures we have taken to date will be sufficient to identify or prevent future material weaknesses.

Furthermore, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by the reporting requirements under Section 404 of the SOX Act. The standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. These stringent standards require that our audit committee be advised and regularly updated on management’s assessment of internal control over financial reporting. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to maintain effective internal control over financial reporting, our business and reputation may be harmed and our stock price may decline. Furthermore, investor perceptions of us may be adversely affected which could cause a decline in the market price of our common stock.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by our clients. If we are required to pay damages or expenses in connection with these legal claims, our results of operations and business may be harmed.

We display original content and third-party content on our websites and in our marketing messages. In addition, our clients provide us with advertising creative and financial information (e.g., insurance premium or credit card interest rates) that we display on our owned and operated websites and our third-party publishers’ websites. As a result, we face potential liability based on a variety of claims, including defamation, negligence, deceptive advertising (including Department of Education regulations regarding misrepresentation in education marketing and Federal Trade Commission regulations), copyright or trademark infringement. We are also exposed to risk that content provided by third-parties or clients is inaccurate or misleading, and for material posted to our websites by users and other third-parties. These claims, whether brought in the United States or abroad, could divert our management’s time and attention away from our business and result in significant costs to investigate, defend, and respond to investigative demands, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

We face additional risks in conducting business in international markets.

We have entered into certain international markets and may enter into additional international markets in the future, including through acquisitions. We have limited experience in marketing, selling and supporting our services outside of the United States, and we may not be successful in introducing or marketing our services abroad. For example, in fiscal year 2015, we acquired a company specializing in online marketing to financial services clients in Brazil. While we already have a foothold in the Brazilian education market, our expansion into the financial services market in Brazil is new and as such, we cannot guarantee that we will achieve the same success as we have in the United States with the Brazilian education market.

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
•

successfully interpreting and complying with the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws, particularly when operating in countries with varying degrees of governmental corruption.

If we are unable to successfully expand and market our services abroad, our business and future growth may be harmed, and we may incur costs that may not lead to future revenue.

We may be required to record a significant charge to earnings if our goodwill, intangible assets, or investments become impaired.

We continue to have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of historical acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names, acquired technology, among others, as of the acquisition date, and are amortized based on their economic lives. The carrying value of our investment represents the fair value at acquisition date. We are required to evaluate our intangible assets and investments for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill that is expected to contribute indefinitely to our cash flows is not amortized, but must be evaluated for impairment at least annually. If necessary, a quantitative test is performed to compare the carrying value of the asset to its estimated fair value, as determined based on a discounted cash flow approach, or when available and appropriate, to comparable market values. If the carrying value of the asset exceeds its current fair value, the asset is considered impaired and its carrying value is reduced to fair value through a non-cash charge to earnings. Events and conditions that could result in impairment of our goodwill and intangible assets include adverse changes in the regulatory environment, a reduced market capitalization or other factors leading to reduction in expected long-term growth or profitability. Events and conditions that could lead to an impairment of our investment include a prolonged period of decline in its operating performance and financial condition or adverse changes in the regulatory environment or market conditions in which it operates.

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

As a public company, we are subject to compliance initiatives that require substantial time from our management and result in significantly increased costs that may adversely affect our operating results and financial condition.

The Securities Exchange Act of 1934, Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other rules implemented by the SEC and NASDAQ, impose various requirements on public companies, including corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. These laws and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than available to a private company. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and other factors such as:

•	our ability to grow our revenues and adjusted EBITDA margin and to manage any such growth effectively;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements about our revenue, earnings or other financial results that are not in line with analyst expectations;
•	geopolitical and world economic conditions;
•	our ability to find, develop or retain high quality targeted media on a cost effective basis;
•	relatively low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;
•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;
•	stock repurchase programs;
•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;

•	our commencement of, involvement in, or a perceived threat of litigation or regulatory enforcement action; and
•	negative publicity about us, our industry, our clients or our clients’ industries.

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

Moreover, a low or declining stock price may make us attractive to hedge funds and other short-term investors which could result in substantial stock price volatility and cause fluctuations in trading volumes for our stock. A relatively low stock price may also cause us to become subject to an unsolicited or hostile acquisition bid which could result in substantial costs and a diversion of management attention and resources. In the event that such a bid is publicly disclosed, it may result in increased speculation and volatility in our stock price even if our board of directors decides not to pursue a transaction.

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

As of June 30, 2017, our directors and executive officers, together with their affiliates, beneficially owned approximately 24% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We cannot guarantee that our stock repurchase program will be fully consummated or that our stock repurchase program will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our stock and could diminish our cash reserves.

From time to time, our board of directors may authorize a stock repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2016	High	Low
First quarter ended September 30, 2015	$6.82	$4.87
Second quarter ended December 31, 2015	$6.30	$4.23
Third quarter ended March 31, 2016	$4.35	$2.65
Fourth quarter ended June 30, 2016	$3.84	$2.82

Fiscal Year Ended June 30, 2017	High	Low
First quarter ended September 30, 2016	$4.06	$2.81
Second quarter ended December 31, 2016	$4.32	$2.61
Third quarter ended March 31, 2017	$4.23	$2.96
Fourth quarter ended June 30, 2017	$4.63	$3.44

On August 31, 2017, the closing price as reported on the NASDAQ Global Select Market of our common stock was $5.35 per share and we had approximately 87 stockholders of record of our common stock.

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

Stock Repurchase Program

In November 2016, our Board of Directors authorized a stock repurchase program to repurchase up to 750,000 outstanding shares of our common stock with an expiration date of November 2017. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time.

The following table summarizes the stock repurchase activity in fiscal year 2017 and the number of shares that may yet be purchased pursuant to our stock repurchase program that was available as of June 30, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
November 1, 2016 - November 30, 2016	250,979	$2.92	250,979	499,021
December 1, 2016 - December 31, 2016	93,044	3.21	93,044	405,977
January 1, 2017 - January 31, 2017	187,500	3.82	187,500	218,477
February 1, 2017 - February 28, 2017	—	—	—	218,477
March 1, 2017 - March 31, 2017	—	—	—	218,477
April 1, 2017 - April 30, 2017	64,077	3.86	64,077	154,400
May 1, 2017 - May 31, 2017	108,009	3.77	108,009	46,391
June 1, 2017 - June 30, 2017	15,414	3.92	15,414	30,977
Total	719,023	$3.43	719,023

(1) Excludes $0.03 per share broker commission.

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

The following performance graph shows a comparison from June 30, 2012 through June 30, 2017 of cumulative total return for our common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2017.

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

We derived the consolidated statements of operations data for the fiscal years ended June 30, 2017, 2016 and 2015 and the consolidated balance sheets data as of June 30, 2017 and 2016 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal years ended June 30, 2014 and 2013 and the consolidated balance sheets data as of June 30, 2015, 2014 and 2013 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$299,785	$297,706	$282,140	$282,549	$305,101
Cost of revenue (1)	269,409	270,963	252,002	241,907	251,591
Gross profit	30,376	26,743	30,138	40,642	53,510
Operating expenses: (1)
Product development	13,476	16,431	17,948	19,548	19,048
Sales and marketing	9,189	12,020	14,544	16,385	14,705
General and administrative	15,934	17,166	16,823	17,046	16,226
Impairment of goodwill	—	—	—	95,641	92,350
Restructuring charges	2,441	—	—	—	—
Total operating expenses	41,040	45,617	49,315	148,620	142,329
Operating loss	(10,664)	(18,874)	(19,177)	(107,978)	(88,819)
Interest income	138	61	72	115	115
Interest expense	(346)	(585)	(3,818)	(3,825)	(5,200)
Other (expense) income, net	(2,416)	112	2,671	1,493	(69)
Interest and other expense, net	(2,624)	(412)	(1,075)	(2,217)	(5,154)
Loss before taxes	(13,288)	(19,286)	(20,252)	(110,195)	(93,973)
Benefit from (provision for) taxes	1,080	(134)	244	(36,209)	26,601
Net loss	$(12,208)	$(19,420)	$(20,008)	$(146,404)	$(67,372)

Net loss per share: (2)
Basic	$(0.27)	$(0.43)	$(0.45)	$(3.36)	$(1.57)
Diluted	$(0.27)	$(0.43)	$(0.45)	$(3.36)	$(1.57)

Weighted-average shares used in computing net loss per share:
Basic	45,594	45,197	44,454	43,528	42,816
Diluted	45,594	45,197	44,454	43,528	42,816

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,109	$3,780	$3,120	$2,767	$3,930
Product development	1,834	2,340	2,395	2,429	2,765
Sales and marketing	1,154	1,825	2,144	2,937	3,264
General and administrative	2,759	3,023	2,196	2,296	2,057
Restructuring charges	42	—	—	—	—

(2)	See Note 3, Net Loss per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share of common stock.

	June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$49,571	$53,710	$60,468	$84,177	$90,117
Working capital	47,301	44,264	69,549	110,412	111,040
Total assets	174,308	193,102	205,153	276,843	429,547
Long-term liabilities	3,672	4,631	20,740	65,448	83,961
Total debt	—	15,000	15,049	77,263	92,677
Total stockholders' equity	118,082	124,752	135,585	145,151	278,895

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$18,536	$1,015	$6,133	$18,377	$50,665
Depreciation and amortization	11,377	15,087	18,867	26,097	32,325
Capital expenditures	1,160	1,859	3,346	5,455	1,341

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$12,010	$7,853	$9,984	$24,189	$47,872

(1)

We define adjusted EBITDA as net loss less (benefit from) provision for taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other expense, net, impairment of goodwill, restructuring and legal settlement expense. Please see the “adjusted EBITDA” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table presents a reconciliation of adjusted EBITDA to net loss calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Net loss	$(12,208)	$(19,420)	$(20,008)	$(146,404)	$(67,372)
Interest and other expense, net	2,624	412	1,075	2,217	5,154
(Benefit from) provision for taxes	(1,080)	134	(244)	36,209	(26,601)
Depreciation and amortization	11,377	15,087	18,867	26,097	32,325
Stock-based compensation expense	8,856	10,968	9,855	10,429	12,016
Impairment of goodwill	—	—	—	95,641	92,350
Restructuring	2,441	297	439	—	—
Legal settlement expense	—	375	—	—	—
Adjusted EBITDA	$12,010	$7,853	$9,984	$24,189	$47,872

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Management Overview

We are a leader in performance marketing products and technologies. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, home services and business-to-business technology. Our clients include some of the world’s largest companies and brands in those markets. While the majority of our operations and revenue are in North America, we also have emerging businesses in Brazil and India.

We deliver measurable and cost-effective marketing results to our clients, typically in the form of a qualified lead, inquiry, click, call, application, or customer. Leads, inquiries, clicks, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified leads, inquiries, clicks, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver leads, inquiries, clicks, calls, applications, and customers to our clients, generally we:

•	own or access targeted media through business arrangements (e.g., revenue sharing arrangements) or by purchasing media (e.g., clicks from major search engines);

•

run advertisements or other forms of marketing messages and programs in that media to create visitor responses typically in the form of leads or inquiries (e.g., contact information), clicks (to further qualification or matching steps, or to online client applications or offerings), calls (to our owned and operated call centers or that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., bound insurance policies);

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 62%, 52% and 42% of net revenue in fiscal years 2017, 2016 and 2015. Our education client vertical represented 24%, 30% and 38% of net revenue in fiscal years 2017, 2016 and 2015. Our other client verticals, consisting of home services, business-to-business technology and medical, represented 14%, 18% and 20% of net revenue in fiscal years 2017, 2016 and 2015. We generated the majority of our revenue from sales to clients in the United States.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue in fiscal year 2018 will also be generated from clients in these client verticals. In addition, revenue from our financial services client vertical is expected to increase as a percentage of our total revenue.

Our financial services client vertical has been challenged by a number of factors in the past, including the limited availability of high quality media at acceptable margins caused by acquisition of media sources by competitors, increased competition for high quality media and changes in search engine algorithms. These effects may impact our business in the future again. To offset this impact, we have broadened our product set with enhanced click, lead, call and policy products that have enabled better monetization to provide greater access to high quality media sources. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets.

Our education client vertical has been significantly challenged by regulations and enforcement activity affecting U.S. for-profit education institutions over the past several years. For example, in July 2015, the Federal Trade Commission initiated an investigation of a publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have and may continue to, result in a decrease in these clients’ spending with us and other vendors and fluctuations in the volume and mix of our business with these clients. To offset the impact these regulatory and investigative activities have had on the U.S. for-profit education clients, we have broadened our product set from our traditional lead business with the addition of better qualified and matched leads or inquiries, clicks and calls; we believe these new enhanced products better match U.S. for-profit education client needs in the current regulatory environment. We have also broadened our markets in education to include not-for-profit schools and international markets in Brazil and India. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets.

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

Our results are also subject to fluctuation as a result of seasonality in our clients’ business. For example, revenue in our clients’ lending businesses is subject to cyclical and seasonal trends. Home sales typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. Other factors affecting our clients’ businesses include macro factors such as credit availability in the market, the strength of the economy and employment.

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

Cost of Revenue

Cost of revenue consists primarily of media and marketing costs, personnel costs, amortization of intangible assets, depreciation expense and amortization of internal software development costs related to revenue-producing technologies. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, or cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, facilities fees and professional services fees. We are constraining expenses generally to the extent practicable.

General and Administrative. General and administrative expenses consist primarily of personnel costs of our finance, legal, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees and facilities fees. We are constraining expenses generally to the extent practicable.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest income, interest expense, and other income and expense. Interest income represents interest earned on our cash, cash equivalents and marketable securities, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense is related to our term loan facility, revolving loan facility, the related interest rate swap, promissory notes issued in connection with our acquisitions, and imputed interest on non-interest bearing notes. We have no borrowing agreements outstanding as of June 30, 2017; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity needs or make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, and other non-operating items.

Benefit from (Provision for) Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended
	2017		2016		2015
	(In thousands)
Net revenue	$299,785	100.0%	$297,706	100.0%	$282,140	100.0%
Cost of revenue (1)	269,409	89.9	270,963	91.0	252,002	89.3
Gross profit	30,376	10.1	26,743	9.0	30,138	10.7
Operating expenses: (1)
Product development	13,476	4.4	16,431	5.5	17,948	6.4
Sales and marketing	9,189	3.1	12,020	4.0	14,544	5.1
General and administrative	15,934	5.3	17,166	5.8	16,823	6.0
Restructuring charges	2,441	0.8	—	—	—	—
Operating loss	(10,664)	(3.5)	(18,874)	(6.3)	(19,177)	(6.8)
Interest income	138	—	61	—	72	—
Interest expense	(346)	(0.1)	(585)	(0.2)	(3,818)	(1.3)
Other (expense) income, net	(2,416)	(0.8)	112	—	2,671	0.9
Loss before taxes	(13,288)	(4.4)	(19,286)	(6.5)	(20,252)	(7.2)
Benefit from (provision for) taxes	1,080	0.3	(134)	—	244	0.1
Net loss	$(12,208)	(4.1)%	$(19,420)	(6.5)%	$(20,008)	(7.1)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,109	1.0%	$3,780	1.3%	$3,120	1.1%
Product development	1,834	0.6	2,340	0.8	2,395	0.8
Sales and marketing	1,154	0.4	1,825	0.6	2,144	0.8
General and administrative	2,759	0.9	3,023	1.0	2,196	0.8
Restructuring charges	42	—	—	—	—	—

Gross Profit

	Fiscal Year Ended June 30,			2017 - 2016	2016 - 2015
	2017	2016	2015	% Change	% Change
	(In thousands)
Net revenue	$299,785	$297,706	$282,140	1%	6%
Cost of revenue	269,409	270,963	252,002	(1%)	8%
Gross profit	$30,376	$26,743	$30,138	14%	(11%)

Net Revenue

Net revenue increased $2.1 million, or 1%, in fiscal year 2017 compared to fiscal year 2016. Our financial services client vertical revenue increased $29.6 million, or 19%, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets and to additional strategic partnerships that have increased and diversified our access to quality media and client budgets. Our education client vertical revenue decreased $18.0 million, or 20%, primarily due to exits from the channel of some for-profit education clients, decreased client demand as a result of client initiatives which include campus closures and discontinuation of certain education programs and lower budgets from certain education clients. Revenue from other client verticals decreased $9.5 million, or 18%, primarily due to decreased client demand in our business-to-business technology and medical client verticals, partially offset by increased client demand in our home services client vertical.

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

Cost of Revenue and Gross Profit Margin

Cost of revenue decreased $1.6 million, or 1%, in fiscal year 2017 compared to fiscal year 2016, driven by decreased personnel costs of $5.6 million, decreased amortization of intangible assets of $2.7 million, decreased stock-based compensation expense of $0.7 million and decreased depreciation expense of $0.5 million, partially offset by increased media and marketing costs of $8.2 million. The decrease in personnel costs is primarily related to our corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized and decreased spending in recent periods. The increase in media and marketing costs is primarily due to higher revenue volumes from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of revenue. Gross profit margin was 10% in fiscal year 2017 compared to 9% in fiscal year 2016. The increase in gross profit margin was attributable to decreased personnel costs and decreased amortization of intangible assets, partially offset by a higher proportion of our revenue coming from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of revenue.

Cost of revenue increased $19.0 million, or 8%, in fiscal year 2016 compared to fiscal year 2015, driven by increased media and marketing costs of $22.4 million and increased stock-based compensation expense of $0.7 million, offset by decreased amortization of intangible assets of $3.6 million. The increased media and marketing costs were due to higher revenue volumes. The decreased amortization of intangible assets were related to historical acquisitions becoming fully amortized and reduced spending on acquisitions in recent periods. Gross profit margin was 9% in fiscal year 2016 compared to 11% in fiscal year 2015. The decrease in gross profit margin was attributable to a higher proportion of our revenue coming from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of revenue, partially offset by decreased amortization of intangible assets.

Operating Expenses

	Fiscal Year Ended June 30,			2017 - 2016	2016 - 2015
	2017	2016	2015	% Change	% Change
	(In thousands)
Product development	$13,476	$16,431	$17,948	(18%)	(8%)
Sales and marketing	9,189	12,020	14,544	(24%)	(17%)
General and administrative	15,934	17,166	16,823	(7%)	2%
Restructuring charges	2,441	—	—	100%	—
Operating expenses	$41,040	$45,617	$49,315	(10%)	(7%)

Product Development Expenses

Product development expenses decreased $3.0 million, or 18%, in fiscal year 2017 compared to fiscal year 2016, primarily due to decreased personnel costs of $1.9 million and decreased stock-based compensation expense of $0.5 million. The decrease in personnel costs was related to our corporate restructuring announced in November 2016 and decreased performance incentive compensation associated with the lower achievement of performance objectives.

Product development expenses decreased $1.5 million, or 8%, in fiscal year 2016 compared to fiscal year 2015, primarily due to decreased personnel costs of $1.8 million related to decreased headcount and decreased performance incentive compensation associated with the lower achievement of performance objectives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.8 million, or 24%, in fiscal year 2017 compared to fiscal year 2016, primarily due to decreased personnel costs of $1.7 million and decreased stock-based compensation expense of $0.7 million. The decrease in personnel costs was related to our corporate restructuring announced in November 2016 and decreased performance incentive compensation associated with the lower achievement of performance objectives.

Sales and marketing expenses decreased $2.5 million, or 17%, in fiscal year 2016 compared to fiscal year 2015, primarily due to decreased personnel costs of $1.5 million related to decreased headcount and decreased performance incentive compensation associated with the lower achievement of performance objectives and decreased advertising costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased $1.2 million, or 7%, in fiscal year 2017 compared to fiscal year 2016, primarily due to decreased personnel costs of $0.7 million and decreased litigation expense of $0.5 million. The decrease in personnel costs was related to our corporate restructuring announced in November 2016 and decreased performance incentive compensation associated with the lower achievement of performance objectives. The decrease in litigation expense was due to lower legal settlements.

General and administrative expenses increased $0.3 million, or 2%, in fiscal year 2016 compared to fiscal year 2015.

Restructuring Charges

In November 2016, we announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. As a result, we recognized total cash and non-cash restructuring costs of $2.4 million related to employee severance and benefits in fiscal year 2017, which was paid during the fiscal year using existing cash on hand. The corporate restructuring was complete as of June 30, 2017 and is expected to reduce operating costs by approximately $17 million annually, primarily from personnel costs in cost of revenue and product development. Benefits from the restructuring took effect starting in the three months ended December 31, 2016.

Interest and Other Expense, Net

	Fiscal Year Ended June 30,			2017 - 2016	2016 - 2015
	2017	2016	2015	% Change	% Change
	(In thousands)
Interest income	$138	$61	$72	126%	(15%)
Interest expense	(346)	(585)	(3,818)	(41%)	(85%)
Other (expense) income, net	(2,416)	112	2,671	(2257%)	(96%)
Interest and other expense, net	$(2,624)	$(412)	$(1,075)	537%	(62%)

Interest income was immaterial in fiscal years 2017, 2016 and 2015.

Interest expense decreased $0.2 million, or 41% in fiscal year 2017 compared to fiscal year 2016, and $3.2 million, or 85%, in fiscal year 2016 compared to fiscal year 2015, primarily due to decreased debt obligations.

Other (expense) income, net decreased $2.5 million in fiscal year 2017 compared to fiscal year 2016, primarily due to the impairment of our investment in a privately held entity of $2.5 million.

Other (expense) income, net decreased $2.6 million, or 96% in fiscal year 2016 compared to fiscal year 2015, primarily due to a decrease in gains on the sale of domain names that were not considered to be strategically important to our business of $3.2 million, partially offset by an expense of $0.3 million recognized in fiscal year 2015 related to the termination of the interest rate swap.

Benefit from (Provision for) Taxes

	Fiscal Year Ended June 30,
	2017	2016	2015
	(In thousands)
Benefit from (provision for) taxes	$1,080	$(134)	$244
Effective tax rate	8.1%	(0.7%)	1.2%

We recorded a benefit from taxes of $1.1 million in fiscal year 2017, primarily as a result of a tax refund from an amended state tax return filing.

We recorded a provision for taxes of $0.1 million in fiscal year 2016 primarily due to the outcome of a state tax examination, partially offset by the release of uncertain tax position reserves due to the expiration of the statute of limitations.

We recorded a benefit from taxes of $0.2 million in fiscal year 2015 primarily due to the carryback of prior year tax losses.

Our effective tax rate was 8.1% in fiscal year 2017 compared to (0.7%) in fiscal year 2016 and 1.2% in fiscal year 2015. Due to the effects of our deferred tax asset valuation allowance and our net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of loss before income taxes for the periods.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly condensed consolidated statements of operations for the eight quarters ended June 30, 2017. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2017	2017	2016	2016	2016	2016	2015	2015
	(In thousands, except per share data)
	(unaudited)
Net revenue	$81,532	$79,205	$65,610	$73,438	$79,113	$81,243	$64,961	$72,389
Costs of revenue	70,606	69,338	61,657	67,808	71,743	72,956	60,346	65,918
Gross profit	10,926	9,867	3,953	5,630	7,370	8,287	4,615	6,471
Operating expenses:
Product development	3,061	3,147	3,314	3,954	3,930	4,214	3,843	4,444
Sales and marketing	2,188	2,243	2,168	2,590	2,518	2,898	2,982	3,622
General and administrative	4,086	4,023	3,794	4,031	4,460	4,348	4,138	4,220
Restructuring charges	—	38	2,403	—	—	—	—	—
Operating income (loss)	1,591	416	(7,726)	(4,945)	(3,538)	(3,173)	(6,348)	(5,815)
Interest income	39	42	36	21	22	23	10	6
Interest expense	(24)	(31)	(135)	(156)	(152)	(155)	(145)	(133)
Other (expense) income, net	(2,668)	142	(25)	135	(8)	112	65	(57)
(Loss) income before taxes	(1,062)	569	(7,850)	(4,945)	(3,676)	(3,193)	(6,418)	(5,999)
(Provision for) benefit from taxes	(306)	10	—	1,376	343	(72)	(40)	(365)
Net (loss) income	$(1,368)	$579	$(7,850)	$(3,569)	$(3,333)	$(3,265)	$(6,458)	$(6,364)

Net (loss) income per share: (1)
Basic	$(0.03)	$0.01	$(0.17)	$(0.08)	$(0.07)	$(0.07)	$(0.14)	$(0.14)
Diluted	$(0.03)	$0.01	$(0.17)	$(0.08)	$(0.07)	$(0.07)	$(0.14)	$(0.14)

Other Financial Data:
Adjusted EBITDA	$6,057	$5,191	$(273)	$1,035	$3,016	$3,543	$158	$1,136

(1)	Net (loss) income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year as a result of the different number of shares outstanding during each period.

During the quarter ended June 30, 2017, we identified an error related to the recognition of a non-standard revenue credit included in the unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016 and March 31, 2017. Specifically, the error resulted in an overstatement to revenue of $0.5 million for the quarterly period ended September 30, 2016 and an understatement to revenue for the quarterly periods ended December 31, 2016, March 31, 2017 and June 30, 2017 of $0.1 million, $0.1 million and $0.3 million. We have assessed the impact of the error individually and in the aggregate in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99 and 108 and, based on an analysis of quantitative and qualitative factors have concluded that such amounts were not material to our September 30, 2016, December 31, 2016 and March 31, 2017 quarterly condensed consolidated financial statements. Additionally, the impact of correcting this error as an out-of-period correction in the three months ended June 30, 2017 was not material. Therefore, these previously issued financial statements can continue to be relied upon and amendments of the previously filed Quarterly Reports on Form 10-Q were not required.

Adjusted EBITDA

We include adjusted EBITDA in this report because (i) we seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue, (ii) is used internally by management for planning purposes, including preparation of internal budgets; to allocate resources; to evaluate the effectiveness of operational strategies and capital expenditures as well as the capacity to service debt, (iii) it is a key basis upon which management assesses our operating performance, (iv) it is one of the primary metrics investors use in evaluating Internet marketing companies, (v) it is a factor in determining compensation, and (vi) it is an element of certain financial covenants under our historical borrowing arrangements. We define adjusted EBITDA as net (loss) income less (provision for) benefit from taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other (expense) income, net, restructuring and legal settlement expense.

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

In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance, debt-service capabilities and as a metric for analyzing company valuations. Our use of adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
•

should we enter into borrowing arrangements in the future, adjusted EBITDA does not reflect the interest expense or the cash requirements that may be necessary to service interest or principal payments on such indebtedness;

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

The following table presents a reconciliation of adjusted EBITDA to net loss (income), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2017	2017	2016	2016	2016	2016	2015	2015
	(In thousands)
	(unaudited)
Net (loss) income	$(1,368)	$579	$(7,850)	$(3,569)	$(3,333)	$(3,265)	$(6,458)	$(6,364)
Interest and other expense (income), net	2,653	(153)	124	—	138	20	70	184
Provision for (benefit from) taxes	306	(10)	—	(1,376)	(343)	72	40	365
Depreciation and amortization	2,394	2,660	2,950	3,373	3,650	3,721	3,772	3,944
Stock-based compensation expense	2,072	2,077	2,100	2,607	2,629	2,816	2,734	2,789
Restructuring	—	38	2,403	—	—	79	—	218
Legal settlement expense	—	—	—	—	275	100	—	—
Adjusted EBITDA	$6,057	$5,191	$(273)	$1,035	$3,016	$3,543	$158	$1,136

Adjusted EBITDA as a percentage of net revenue	7%	7%	—	1%	4%	4%	—	2%

We seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a level of adjusted EBITDA on a quarterly basis and we expect our adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

As of June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $49.6 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Fiscal Year Ended June 30,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$18,536	$1,015	$6,133
Net cash (used in) provided by investing activities	(4,137)	(5,202)	33,270
Net cash used in financing activities	(18,505)	(2,497)	(63,119)

Net Cash Provided by Operating Activities

Cash from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, stock-based compensation expense, impairment of investment and changes in working capital components.

Cash provided by operating activities was $18.5 million for fiscal year 2017 compared to $1.0 million for fiscal year 2016 and $6.1 million for fiscal year 2015.

Cash provided by operating activities in fiscal year 2017 consisted of a net loss of $12.2 million, which included a restructuring charge of $2.4 million, offset by non-cash adjustments of $23.0 million. In addition, there was a net increase in cash from changes in working capital of $7.8 million. The non-cash adjustments primarily consisted of depreciation and amortization of $11.4 million, stock-based compensation expense of $8.9 million and impairment of investment of $2.5 million. The changes in working capital accounts were primarily due to an increase in accounts payable and accrued liabilities of $4.2 million, primarily due to the timing of cash payments, partially offset by a decrease in accrued performance incentive compensation of $2.0 million associated with the lower achievement of performance objectives. The decrease in accounts receivable of $2.9 million was primarily due to the timing of cash receipts.

Cash provided by operating activities in fiscal year 2016 consisted of a net loss of $19.4 million, which included a restructuring charge of $0.3 million, offset by non-cash adjustments of $26.8 million. In addition, there was a net decrease in cash from changes in working capital of $6.3 million. The non-cash adjustments primarily consisted of depreciation and amortization of $15.1 million, stock-based compensation expense of $11.0 million, and provision for sales returns and doubtful accounts receivable of $0.8 million. The changes in working capital accounts were primarily due to an increase in other assets, noncurrent of $8.2 million and an increase in accounts receivable of $1.8 million, partially offset by a decrease in prepaid expenses and other assets of $4.5 million. The increase in other assets, noncurrent, was primarily due to a one-time $10.0 million cash payment to All Web Leads, a strategic partner, to be their exclusive click monetization partner for the majority of their insurance categories and the increase in accounts receivable was primarily due to the timing of cash receipts. The decrease in prepaid expenses and other assets was primarily due to a cash receipt from a federal tax refund of $6.5 million.

Cash provided by operating activities in fiscal year 2015 consisted of a net loss of $20.0 million, which included a restructuring charge of $0.4 million, offset by non-cash adjustments of $26.6 million. In addition, there was a net decrease in cash from changes in working capital of $0.4 million. The non-cash adjustments primarily consisted of depreciation and amortization of $18.9 million, stock-based compensation expense of $9.9 million, and gain on the sale of domain names that were not considered to be strategically important to our business of $3.3 million. The changes in working capital accounts were primarily due to an increase in accounts receivable of $4.4 million, partially offset by an increase in accounts payable and accrued liabilities of $2.4 million and a decrease in net deferred taxes of $1.8 million. The increase in accounts receivable as well as the increase in accounts payable and accrued liabilities were primarily due to the timing of payments.

Net Cash (Used in) Provided by Investing Activities

Cash from investing activities include capital expenditures, capitalized internal development costs, and purchases, sales and maturities of marketable securities.

Cash used in investing activities was $4.1 million for fiscal year 2017, compared to cash used in investing activities of $5.2 million for fiscal year 2016 and cash provided by investing activities of $33.3 million for fiscal year 2015.

Cash used in investing activities in fiscal year 2017 was primarily due to capital expenditures and internal software development costs of $3.3 million and an increase in restricted cash of $0.8 million held as collateral for letters of credit related to our corporate headquarters’ operating lease and fidelity bonds placed with an insurance company.

Cash used in investing activities in fiscal year 2016 was primarily due to capital expenditures and internal software development costs of $5.3 million.

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

Net Cash Used in Financing Activities

Cash from financing activities include repayments on loan facilities and acquisition-related notes payable, repurchases of common stock, withholding taxes related to the release of restricted stock, net of share settlement, proceeds from revolving loan facility and proceeds from the exercise of stock options.

Cash used in financing activities was $18.5 million for fiscal year 2017 compared to $2.5 million for fiscal year 2016 and $63.1 million for fiscal year 2015.

Cash used in financing activities in fiscal year 2017 was due to repayment of the revolving loan facility of $15.0 million, repurchases of common stock of $2.5 million and withholding taxes related to the release of restricted stock, net of share settlement of $1.0 million.

Cash used in financing activities in fiscal year 2016 was primarily due to withholding taxes related to the release of restricted stock, net of share settlement of $2.5 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of June 30, 2017:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating Leases	$5,755	$3,660	$2,049	$46	$—

The above table does not include approximately $2.1 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Loan Facility

In fiscal year 2017, we were party to a credit agreement with Comerica Bank, as administrative agent and sole lender, which consisted of a $25.0 million revolving loan facility bearing interest at a rate of the Eurodollar rate plus 3.00%. The revolving loan facility expired on June 11, 2017 with no outstanding balance at the time of expiration. As of June 30, 2016, $15.0 million was outstanding under the revolving loan facility.

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

Revenue Recognition

Revenue earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions constituted all revenue in fiscal years 2017 and 2016, and more than 99% of revenue in fiscal year 2015. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, inquiry, click, call, application, or customer is delivered to the client provided that no significant obligations remain.

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

Stock-Based Compensation

We measure and record the expense related to stock-based transactions based on the fair value of the stock-based payment awards as determined on the date of grant. The fair value of restricted stock units with a service condition is determined based on the closing price of our common stock on the date of grant. For stock options, we have selected and used the Black-Scholes option pricing model to estimate the fair value. For restricted stock units with a service and market condition, we have selected and used the Monte Carlo simulation model to estimate the fair value. In applying these models, our determination of fair value is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. We estimate the expected volatility of our common stock based on our historical volatility over the expected term of the award. We have no history or expectation of paying dividends on our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the award.

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

We performed our annual goodwill impairment test on April 30, 2017 for fiscal year 2017. We had one reporting unit for purposes of allocating and testing goodwill and conducted a qualitative assessment to determine whether it was necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, we considered the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. Based on the results of the qualitative assessment, there were no indicators of impairment.

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

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2017, 2016 and 2015, we evaluated our long-lived assets and concluded there were no indicators of impairment.

Income Taxes

We account for income taxes using an asset and liability approach to record deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. A valuation allowance is recorded against our deferred tax assets which are not expected to be realized. Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 due to the significant negative evidence that the near term realization of certain assets were deemed unlikely. We continue to maintain the valuation allowance as of June 30, 2017.

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

QUINSTREET, INC.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption "Selected Quarterly Financial Data."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of QuinStreet, Inc. and its subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for non-standard revenue credits existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

September 8, 2017

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$49,571	$53,710
Accounts receivable, net	44,059	47,218
Prepaid expenses and other assets	6,225	7,055
Total current assets	99,855	107,983
Property and equipment, net	5,613	7,678
Goodwill	56,118	56,118
Other intangible assets, net	4,105	10,081
Other assets, noncurrent	8,617	11,242
Total assets	$174,308	$193,102
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,205	$19,814
Accrued liabilities	26,223	27,705
Deferred revenue	1,126	1,200
Debt	—	15,000
Total current liabilities	52,554	63,719
Other liabilities, noncurrent	3,672	4,631
Total liabilities	56,226	68,350
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 45,435,836 and 45,557,295 shares issued and outstanding at June 30, 2017 and June 30, 2016	45	45
Additional paid-in capital	263,533	257,950
Accumulated other comprehensive loss	(463)	(418)
Accumulated deficit	(145,033)	(132,825)
Total stockholders' equity	118,082	124,752
Total liabilities and stockholders' equity	$174,308	$193,102

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2017	2016	2015
Net revenue	$299,785	$297,706	$282,140
Cost of revenue (1)	269,409	270,963	252,002
Gross profit	30,376	26,743	30,138
Operating expenses: (1)
Product development	13,476	16,431	17,948
Sales and marketing	9,189	12,020	14,544
General and administrative	15,934	17,166	16,823
Restructuring charges	2,441	—	—
Operating loss	(10,664)	(18,874)	(19,177)
Interest income	138	61	72
Interest expense	(346)	(585)	(3,818)
Other (expense) income, net	(2,416)	112	2,671
Loss before taxes	(13,288)	(19,286)	(20,252)
Benefit from (provision for) taxes	1,080	(134)	244
Net loss	$(12,208)	$(19,420)	$(20,008)

Net loss per share:
Basic	$(0.27)	$(0.43)	$(0.45)
Diluted	$(0.27)	$(0.43)	$(0.45)

Weighted-average shares used in computing net loss per share:
Basic	45,594	45,197	44,454
Diluted	45,594	45,197	44,454

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,109	$3,780	$3,120
Product development	1,834	2,340	2,395
Sales and marketing	1,154	1,825	2,144
General and administrative	2,759	3,023	2,196
Restructuring charges	42	—	—

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended June 30,
	2017	2016	2015
Net loss	$(12,208)	$(19,420)	$(20,008)
Other comprehensive (loss) income:
Unrealized gain on investments:
Change in unrealized gain	—	—	13
Less: reclassification adjustment related to realized loss, net of tax of $0	—	—	16
Net change	—	—	29
Foreign currency translation adjustment	(45)	(5)	(18)
Unrealized gain on interest rate swap:
Change in unrealized gain	—	—	225
Less: reclassification adjustment related to realized loss, net of tax of $0	—	—	405
Net change	—	—	630
Other comprehensive (loss) income	(45)	(5)	641
Comprehensive loss	$(12,253)	(19,425)	$(19,367)

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2014	44,025,908	$44	—	$—	$239,558	$(1,054)	$(93,397)	$145,151
Issuance of common stock upon exercise of stock options	211,878	1	—	—	974	—	—	975
Release of restricted stock, net of share settlement	380,064	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,989	—	—	9,989
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,163)	—	—	(1,163)
Net loss	—	—	—	—	—	—	(20,008)	(20,008)
Other comprehensive income	—	—	—	—	—	641	—	641
Balance at June 30, 2015	44,617,850	$45	—	$—	$249,358	$(413)	$(113,405)	$135,585
Issuance of common stock upon exercise of stock options	4,531	—	—	—	26	—	—	26
Release of restricted stock, net of share settlement	934,914	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,048	—	—	11,048
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(2,482)	—	—	(2,482)
Net loss	—	—	—	—	—	—	(19,420)	(19,420)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Balance at June 30, 2016	45,557,295	$45	—	$—	$257,950	$(418)	$(132,825)	$124,752
Release of restricted stock, net of share settlement	597,564	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,088	—	—	9,088
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,018)	—	—	(1,018)
Repurchase of common stock	—	—	(719,023)	(2,487)	—	—	—	(2,487)
Retirement of treasury stock	(719,023)	—	719,023	2,487	(2,487)	—	—	—
Net loss	—	—	—	—	—	—	(12,208)	(12,208)
Other comprehensive loss	—	—	—	—	—	(45)	—	(45)
Balance at June 30, 2017	45,435,836	$45	—	$—	$263,533	$(463)	$(145,033)	$118,082

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2017	2016	2015
Cash Flows from Operating Activities
Net loss	$(12,208)	$(19,420)	$(20,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,377	15,087	18,867
Impairment of investment	2,500	—	—
Write-off of bank loan upfront fees	—	—	809
Provision for sales returns and doubtful accounts receivable	291	789	142
Stock-based compensation	8,898	10,968	9,855
Gains on sale of domain names	(169)	(181)	(3,331)
Other adjustments, net	53	116	247
Changes in assets and liabilities:
Accounts receivable	2,868	(1,767)	(4,403)
Prepaid expenses and other assets	830	4,448	(181)
Deferred taxes	(430)	(496)	1,786
Other assets, noncurrent	891	(8,179)	(5)
Accounts payable	5,394	(505)	2,030
Accrued liabilities	(1,155)	608	494
Deferred revenue	(74)	(8)	33
Other liabilities, noncurrent	(530)	(445)	(202)
Net cash provided by operating activities	18,536	1,015	6,133
Cash Flows from Investing Activities
Capital expenditures	(1,160)	(1,859)	(3,346)
Business acquisitions	—	—	(500)
Internal software development costs	(2,185)	(3,482)	(2,342)
Purchases of marketable securities	—	—	(16,600)
Proceeds from maturities of marketable securities	—	—	26,849
Proceeds from sales of marketable securities	—	—	28,427
Purchase of investment	—	—	(2,500)
Proceeds from sale of domain names	169	156	3,371
Restricted cash	(766)	—	(99)
Other investing activities	(195)	(17)	10
Net cash (used in) provided by investing activities	(4,137)	(5,202)	33,270
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	—	26	1,300
Proceeds from revolving loan facility	—	—	15,000
Principal payments on term loan facility	—	—	(77,500)
Repayment of revolving loan facility	(15,000)	—	—
Payment of bank loan upfront fees	—	—	(272)
Principal payments on acquisition-related notes payable	—	(41)	(484)
Withholding taxes related to release of restricted stock, net of share settlement	(1,018)	(2,482)	(1,163)
Repurchases of common stock	(2,487)	—	—
Net cash used in financing activities	(18,505)	(2,497)	(63,119)
Effect of exchange rate changes on cash and cash equivalents	(33)	(74)	7
Net decrease in cash and cash equivalents	(4,139)	(6,758)	(23,709)
Cash and cash equivalents at beginning of period	53,710	60,468	84,177
Cash and cash equivalents at end of period	$49,571	$53,710	$60,468
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	295	643	3,052
Cash paid for income taxes	390	863	237
Supplemental Disclosure of Noncash Investing Activities
Purchases of property and equipment included in accrued liabilities	134	—	1,832
Retirement of treasury stock	(2,487)	—	—

See notes to consolidated financial statements

QUINSTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketing products and technologies. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, home services and business-to-business technology. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India. While the majority of the Company’s operations and revenue are in North America, the Company also has emerging businesses in Brazil and India.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company also evaluates its ownership in entities to determine if they are variable interest entities (“VIEs”), if the Company has a variable interest in those entities, and if the nature and extent of those interests result in consolidation. Refer to Note 4 for more information on VIEs. The Company applies the cost method of accounting for investments in entities if the Company does not have the ability to exercise significant influence over the entities. The interests held at cost are periodically evaluated for impairment. Intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenue earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements, or impressions constituted all revenue in fiscal years 2017 and 2016, and more than 99% of revenue in fiscal year 2015. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, inquiry, click, call, application, or customer is delivered to the client provided that no significant obligations remain.

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. In fiscal years 2017 and 2016, the Company had one client, The Progressive Corporation, that accounted for 17% and 12% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2017 and 2016 and no client accounted for 10% or more of net revenue in fiscal year 2015.

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. The Company had one client, The Progressive Corporation, that accounted for 14% of net accounts receivable as of June 30, 2017. No other client accounted for 10% or more of net accounts receivable as of June 30, 2017 and no client accounted for 10% or more of net accounts receivable as of June 30, 2016.

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

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of June 30, 2017 and 2016, cash equivalents consist of money market funds. As of June 30, 2017, the Company maintains $0.9 million cash restricted as collateral for letters of credit that is reflected within other assets, noncurrent, in the Company’s consolidated balance sheet.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the developments of website content are included within cost of revenue in the Company’s consolidated statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized $2.1 million, $3.5 million and $2.5 million in fiscal years 2017, 2016 and 2015. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations.

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

The Company performed its annual goodwill impairment test on April 30, 2017 for fiscal year 2017. The Company had one reporting unit for purposes of allocating and testing goodwill. The Company conducted a qualitative assessment to determine whether it was necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, the Company considered the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. Based on the results of the qualitative assessment, there were no indicators of impairment.

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

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2017, 2016 and 2015, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 9.3 years as of June 30, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

income in the respective tax jurisdictions. The Company’s judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales and expenses are denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in other (expense) income, net in the Company’s consolidated statements of operations. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other (expense) income, net in the Company’s consolidated statements of operations and were not material for any period presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2017, 2016 or 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. In May 2016, the FASB amended this standard to address improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standards become effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company does not plan to early adopt, and accordingly, will adopt the new standards effective July 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new standards. The Company is continuing to evaluate the overall impact of the new standard on its financial statements, related disclosures and internal controls over financial reporting and has not selected the method of transition. At this time, the Company has not identified any provisions that are expected to have a significant impact on how the Company recognizes revenue and related expenses.

In February 2015, the FASB issued a new accounting standard update on consolidating legal entities in which a reporting entity holds a variable interest. The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs and affects the consolidation analysis of reporting entities that are involved with VIEs that have fee arrangements and related party relationships. The new guidance became effective in the current fiscal year and did not have an impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued a new accounting standard update on the accounting for share-based payments. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued a new accounting standard update on the disclosure of restricted cash on the statement of cash flows. The new guidance requires the statement of cash flows explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period.  The guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early application permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.  The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2017, the FASB issued a new accounting standard update to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The new guidance becomes effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this new guidance.

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

The following table presents the calculation of basic and diluted net loss per share:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(12,208)	$(19,420)	$(20,008)
Denominator:
Basic and Diluted:
Weighted-average shares of common stock used in computing basic and diluted net loss per share	45,594	45,197	44,454
Net loss per share:
Basic and Diluted (1)	$(0.27)	$(0.43)	$(0.45)
Securities excluded from weighted-average shares used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	7,060	5,331	8,198

(1)

Diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred in fiscal years 2017, 2016 and 2015. The assumed issuance of any additional shares would be anti-dilutive.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of June 30, 2017 and 2016, the Company used Level 1 assumptions for its money market funds.

Level 2 — Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2016, the Company used Level 2 assumptions for its revolving loan facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 3 — Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2017 and 2016, the Company did not have any Level 3 financial assets or liabilities.

The Company’s recurring financial assets and liabilities as of June 30, 2017 and 2016 were categorized as follows in the fair value hierarchy (in thousands):

Fair Value Measurements as of June 30, 2017 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$10,330	$—	$10,330

	Fair Value Measurements as of June 30, 2016 Using
	Quoted Prices in	Significant Other
	Active Markets	Observable
	for Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
Assets:
Money market funds	$20,203	$—	$20,203
Liabilities:
Revolving loan facility (1)	$—	$15,000	$15,000

(1)	This liability was carried at historical cost on the Company’s consolidated balance sheet.

The Company measures certain assets, including its cost method investment, at fair value on a nonrecurring basis only if an impairment is recognized. The resulting fair value is considered to be a Level 3 measurement.

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

The Company held money market funds classified as cash equivalents of $10.3 million as of June 30, 2017 and $20.2 million as of June 30, 2016. Gross unrealized gains and losses were not material as the carrying value approximated estimated fair value due to their short maturities. The Company did not hold any marketable securities as of June 30, 2017 and 2016.

The Company did not realize any material gains or losses from sales of its securities in fiscal years 2017, 2016 and 2015. As of June 30, 2017 and 2016, the Company did not hold securities that had maturity dates greater than one year.

Variable Interest Entities

A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE requires significant assumptions and judgments, including the identification of significant activities and an assessment of the Company’s ability to direct those activities. The Company has an equity interest in a privately held entity that is a VIE, of which the Company is not the primary beneficiary. Accordingly, the equity interest is recognized at cost within other assets, noncurrent in the Company’s consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s policy is to recognize an impairment in the carrying value of its equity interest in the privately held entity when clear identified events or changes in conditions have a material adverse effect on the fair value of the equity interest. Determining the fair value requires management’s judgement based on the specific facts and circumstances. Events and conditions that could lead to an impairment include a prolonged period of decline in the operating performance and financial condition of the privately held entity or  adverse changes in the regulatory environment or market conditions in which the privately held entity operates. During the fourth quarter of 2017, the Company became aware of adverse changes in the privately held entity’s expected future operating performance  which indicated that its equity interest in the privately held entity of $2.5 million would not be recoverable. Accordingly, the Company recorded an impairment of $2.5 million in other (expense) income, net in the Company’s consolidated statements of operations. As of June 30, 2017, the Company has no remaining exposure to loss related to the Company’s investment in the privately held entity. As of June 30, 2016, the Company had $2.5 million recognized related to its investment in the privately held entity.

5. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2017	2016
Accounts receivable	$46,009	$49,503
Less: Allowance for doubtful accounts	(547)	(441)
Less: Allowance for sales returns	(1,403)	(1,844)
Total	$44,059	$47,218

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2017	2016
Computer equipment	$12,581	$14,673
Software	11,386	11,191
Furniture and fixtures	3,020	3,240
Leasehold improvements	1,917	1,957
Internal software development costs	31,605	29,521
Total property plant and equipment, gross	60,509	60,582
Less: Accumulated depreciation and amortization	(54,896)	(52,904)
Total property plant and equipment, net	$5,613	$7,678

Depreciation expense was $2.3 million, $3.8 million and $4.0 million for fiscal years 2017, 2016 and 2015. Amortization expense related to internal software development costs was $2.9 million, $2.4 million and $2.4 million for fiscal years 2017, 2016 and 2015.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2017	2016
Income tax receivable	$2,761	$3,332
Prepaid expenses	3,051	3,399
Other assets	413	324
Total	$6,225	$7,055

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

straight-line basis over the life of the contract and is assessed for impairment annually. As of June 30, 2017, the Company had recorded $1.0 million within prepaid expenses and other assets and $7.3 million within other assets, noncurrent on the Company’s consolidated balance sheet. As of June 30, 2016, the Company had recorded $1.0 million within prepaid expenses and other assets and $8.3 million within other assets, noncurrent in the Company’s consolidated balance sheet. Amortization expense was $1.0 million and $0.7 million for fiscal years 2017 and 2016.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2017	2016
Accrued media costs	$19,917	$17,858
Accrued compensation and related expenses	1,936	5,468
Accrued professional service and other business expenses	4,370	4,379
Total	$26,223	$27,705

6. Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	June 30, 2017			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$36,908	$(36,689)	$219	$36,669	$(35,648)	$1,021
Content	61,521	(60,629)	892	61,717	(57,778)	3,939
Website/trade/domain names	31,287	(28,723)	2,564	31,470	(27,288)	4,182
Acquired technology and others	36,733	(36,303)	430	36,733	(35,794)	939
Total	$166,449	$(162,344)	$4,105	$166,589	$(156,508)	$10,081

Amortization of intangible assets was $6.2 million, $8.9 million and $12.5 million for fiscal years 2017, 2016 and 2015.

Future amortization expense for the Company’s intangible assets as of June 30, 2017 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2018	$2,310
2019	863
2020	762
2021	170
2022	—
Thereafter	—
Total	$4,105

As of June 30, 2017 and 2016, goodwill was $56.1 million. There were no additions to goodwill or impairment charges recorded in fiscal years 2017 and 2016.

7. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
US	$(12,286)	$(18,291)	$(18,917)
Foreign	(1,002)	(995)	(1,335)
Total	$(13,288)	$(19,286)	$(20,252)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the (benefit from) provision for taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Current
Federal	$(16)	$(131)	$(2,140)
State	(1,270)	(23)	(149)
Foreign	191	271	129
Total current (benefit from) provision for income taxes	$(1,095)	$117	$(2,160)
Deferred
Federal	$15	$15	$1,954
State	—	—	—
Foreign	—	2	(38)
Total deferred provision for income taxes	15	17	1,916
Total (benefit from) provision for income taxes	$(1,080)	$134	$(244)

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of loss before income taxes was as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Federal tax rate	34.0%	34.0%	34.0%
States taxes, net of federal benefit	14.5%	7.7%	5.8%
Foreign rate differential	(0.3)%	(1.1)%	(1.1)%
Stock-based compensation expense	(23.9)%	(15.7)%	(13.3)%
Change in valuation allowance	(18.7)%	(25.2)%	(25.0)%
Research and development credits	2.5%	2.7%	1.6%
Other	—	(3.1)%	(0.8)%
Effective income tax rate	8.1%	(0.7)%	1.2%

The components of the long-term deferred tax liabilities, net were as follows (in thousands):

	Fiscal Year Ended June 30,
	2017	2016
Noncurrent:
Reserves and accruals	$2,198	$3,309
Stock options	4,805	5,885
Intangible assets	41,639	47,850
Net operating loss	27,719	18,812
Fixed assets	194	9
Tax credits	4,488	3,874
Other	868	91
Total noncurrent deferred tax assets	81,911	79,830
Valuation allowance - Long-term	(81,964)	(79,868)
Noncurrent deferred tax liabilities, net	$(53)	$(38)

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 due to the significant negative evidence that the near term realization of certain assets were deemed unlikely. The Company regularly assesses the continuing need for a valuation allowance against its deferred tax assets. Significant judgment is required to determine whether a valuation allowance continues to be necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the continued need for a valuation allowance the Company considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods. As of June 30, 2017, the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable and continues to maintain a full valuation allowance against its deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2017 and 2016, the Company had a federal operating loss carryforward of approximately $69.5 million and $45.3 million. As of June 30, 2017 and 2016, the Company’s state operating loss carryforward was approximately $37.1 million and $28.7 million. Included in the federal, California and other state net operating loss carryovers above were approximately $0.1 million, $0.3 million and $0.2 million related to stock option windfall deductions, which when realized will be credited to equity. The federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2034. The operating loss carryforward in the Brazil jurisdiction was approximately $2.3 million and does not have an expiration date. The operating loss carryforward in the India jurisdiction was approximately $4.8 million which will begin to expire on June 30, 2021. The Company has federal and California research and development tax credit carry-forwards of approximately $2.1 million and $5.4 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2033, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

United States federal income taxes have not been provided for the $2.8 million of cumulative undistributed earnings of the Company’s foreign subsidiaries as of June 30, 2017. The Company’s present intention is that such undistributed earnings be permanently reinvested offshore, with the exception of the undistributed earnings of its Canadian subsidiary. The Company would be subject to additional United States taxes if these earnings were repatriated. The amount of the unrecognized deferred income tax liability related to these earnings is not material to the Company’s consolidated financial statements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Balance at the beginning of the year	$3,175	$3,263	$3,077
Gross increases - current period tax positions	295	362	337
Gross increases - prior period tax positions	51	38	115
Gross decreases - prior period tax positions	(429)	—	(44)
Reductions as a result of lapsed statute of limitations	(254)	(488)	(222)
Balance at the end of the year	$2,838	$3,175	$3,263

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s benefit from (provision for) income taxes. As of June 30, 2017, the Company has accrued $1.0 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as a noncurrent liability in the Company’s consolidated balance sheet.

As of June 30, 2017, unrecognized tax benefits of $1.1 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2013. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. As of June 30, 2017, the tax years 2013 through 2016 remain open in the U.S., the tax years 2012 through 2016 remain open in the various state jurisdictions, and the tax years 2014 through 2016 remain open in various foreign jurisdictions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Pursuant to the Third Amendment, borrowings under the revolving loan facility yielded interest at a Eurodollar rate plus 3.00%.

The Company’s revolving loan facility expired on June 11, 2017 with no outstanding balance at the time of expiration. As of June 30, 2016, $15.0 million was outstanding under the revolving loan facility.

Interest Rate Swap

In fiscal year 2015, the Company held an interest rate swap to reduce its exposure to the financial impact of changing interest rates under its term loan facility. This interest rate swap was designated as a cash flow hedge of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap was included as a component of accumulated other comprehensive loss with any hedge ineffectiveness immediately recognized into earnings.

In June 2015, in connection with the repayment in full and termination of the term loan facility, the Company also terminated the interest rate swap agreement. Upon settlement, the Company recognized an expense of $0.3 million within other (expense)  income, net, in the Company’s consolidated statement of operations.

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

9. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2021. Rent expense for fiscal years 2017, 2016 and 2015 was $3.4 million, $3.4 million and $3.5 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future annual minimum lease payments under noncancelable operating leases as of June 30, 2017 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2018	$3,660
2019	1,669
2020	380
2021	46
2022	—
Thereafter	—
Total	$5,755

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

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2017 and June 30, 2016.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2017 and 2016.

10. Stockholders’ Equity

Stock Repurchases

In November 2016, the Board of Directors authorized a stock repurchase program to repurchase up to 750,000 outstanding shares of its common stock with an expiration date of November 2017. In fiscal year 2017, the Company repurchased 719,023 shares of its common stock at a weighted-average price of $3.43 per share, excluding a broker commission of $0.03 per share, at a total cost of $2.5 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method.

Retirement of Treasury Stock

In fiscal year 2017, the Company retired 719,023 shares of its common stock with a carrying value of $2.5 million. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $8.9 million, $11.0 million and $9.9 million. There were no excess tax benefits recognized in fiscal years 2017, 2016 and 2015 due to the Company’s full valuation allowance. There was no gross benefit of tax deductions recognized in fiscal years 2017, 2016 and 2015 due to the Company’s full valuation allowance.

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

Prior to fiscal year 2016, the Company granted restricted stock units with a service condition (“service-based RSUs”). Beginning in fiscal year 2016, the Company also began granting to employees RSUs with a service and market condition (“market-based RSUs”) that requires that the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. To date, the Company has issued ISOs, NQSOs, RSUs and performance-based stock awards under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. RSUs granted to employees prior to fiscal year 2013 generally vest over five years of continuous service, with 15 percent of the RSUs vesting on the one-year anniversary of the date of grant, 60 percent vesting in equal quarterly installments over the following three years and the remaining 25 percent vesting in equal quarterly installments over the last year of the vesting period. RSUs granted to employees starting in fiscal year 2013 generally vest over four years of continuous service, with 25 percent of the RSUs vesting on the one-year anniversary of the date of grant and 6.25% vesting quarterly thereafter for the next 12 quarters.

An aggregate of 15,920,578 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2017, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance is increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 13,825,928 shares available for issuance under the 2010 Incentive Plan as of June 30, 2017.

In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of NQSOs and RSUs to non-employee directors and also provides for the discretionary grant of NQSOs and RSUs. Stock options granted to new non-employee directors vest in equal monthly installments over four years and annual stock option grants to existing directors vest in equal monthly installments over one year. Prior to fiscal year 2015, the annual service-based RSU grants vested quarterly over a period of four years and the initial service-based RSU grants vested quarterly over a period of one year. Beginning in fiscal year 2015, initial service-based RSU grants vest daily over a period of four years and annual service-based RSU grants vest daily over a period of one year.

An aggregate of 3,359,964 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2017. This amount is increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 1,498,539 shares available for issuance under the Directors’ Plan as of June 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Assumptions

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The Company calculates the weighted-average expected life of options using the simplified method pursuant to the accounting guidance for share-based payments as its historical exercise experience does not provide a reasonable basis upon which to estimate expected term. The Company estimates the expected volatility of its common stock based on its historical volatility over the expected term of the stock option and market-based RSU. The Company has no history or expectation of paying dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock option and market-based RSU.

The weighted-average Black-Scholes model assumptions and the weighted-average grant date fair value of stock options in fiscal years 2017, 2016 and 2015 were as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Expected term (in years)	4.5	3.9	4.6
Expected volatility	45%	43%	46%
Expected dividend yield	—	—	—
Risk-free interest rate	1.3%	1.0%	1.6%
Grant date fair value	$1.41	$1.83	$1.87

The Company estimates the fair value of market-based RSUs at the date of the grant using the Monte Carlo simulation model. The weighted-average Monte Carlo simulation model assumptions in fiscal years 2017, 2016 and 2015 were as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Expected term (in years)	4.0	4.0	—
Expected volatility	45%	47%	—
Expected dividend yield	—	—	—
Risk-free interest rate	1.1%	1.3%	—
Grant date fair value	$3.01	$5.04	—

The fair value of service-based RSUs is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans in fiscal years 2017 and 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Shares	Price	(In years)	(In thousands)
Outstanding at June 30, 2015	5,878,441	$10.07	2.88	$951
Granted	297,586	5.41
Exercised	(4,531)	5.79
Forfeited	(143,863)	7.84
Expired	(1,720,385)	10.18
Outstanding at June 30, 2016	4,307,248	$9.78	2.67	$15
Granted	1,767,018	3.62
Exercised	—	—
Forfeited	(137,925)	4.31
Expired	(1,714,762)	12.15
Outstanding at June 30, 2017	4,221,579	$6.50	4.17	$996
Vested and expected-to-vest at June 30, 2017 (1)	4,019,351	$6.65	4.07	$891
Vested and exercisable at June 30, 2017	2,482,868	$8.40	2.85	$118

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes outstanding and exercisable stock options by range of exercise price as of June 30, 2017:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range or Exercise Prices	Number of Shares	Contractual Term	Exercise Price	Number of Shares	Exercise Price
$2.70 - $3.59	508,618	6.37	$3.48	87,784	$3.05
$3.63 - $3.63	1,149,000	6.08	$3.63	—	—
$3.67 - $5.47	422,499	4.20	$4.46	339,320	$4.45
$5.50 - $5.94	458,435	4.32	$5.82	397,299	$5.83
$5.96 - $9.24	425,627	2.58	$7.76	411,507	$7.77
$9.44 - $9.44	25,000	3.22	$9.44	23,437	$9.44
$9.55 - $9.55	425,500	3.07	$9.55	416,621	$9.55
$9.64 - $11.26	276,500	1.71	$10.25	276,500	$10.25
$11.67 - $11.67	423,700	1.09	$11.67	423,700	$11.67
$12.43 - $15.60	106,700	1.98	$14.82	106,700	$14.82
$2.70 - $15.60	4,221,579	4.17	$6.50	2,482,868	$8.40

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised in fiscal years 2017, 2016 and 2015:

	Fiscal Year Ended June 30,
	2017	2016	2015
Intrinsic value	$—	$1	$131
Cash received	—	26	975
Tax benefit	—	—	—

As of June 30, 2017, there was $1.8 million of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted-average period of 3.05 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans in fiscal years 2017 and 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Contractual Life	Value
	Shares	Fair Value	(In years)	(In thousands)
Outstanding at June 30, 2015	3,732,630	$7.06	1.32	$24,064
Granted	98,999	5.99
Vested	(1,481,325)	6.09
Forfeited	(438,395)	6.12
Outstanding at June 30, 2016	1,911,909	$5.79	1.33	$6,691
Granted	1,904,506	3.55
Vested	(907,288)	6.10
Forfeited	(359,464)	4.90
Outstanding at June 30, 2017	2,549,663	$4.12	1.11	$10,632

At the time of vesting, a portion of service-based RSUs are relinquished and cancelled by the Company to provide for federal and state tax withholding obligations resulting from the service-based RSU release. As of June 30, 2017, there was $7.2 million of total unrecognized compensation expense related to service-based RSUs which are expected to be recognized over a weighted-average period of 2.45 years.

Market-Based Restricted Stock Unit Activity

The following table summarizes the market-based RSU activity under the 2010 Incentive Plan in fiscal years 2017 and 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Contractual Life	Value
	Shares	Fair Value	(In years)	(In thousands)
Outstanding at June 30, 2015	—	$—	—	$—
Granted	1,069,162	5.03
Vested	—	—
Forfeited	(63,560)	5.11
Outstanding at June 30, 2016	1,005,602	$5.03	1.36	$3,570
Granted	312,660	$3.01
Vested	—	—
Forfeited	(224,973)	4.20
Outstanding at June 30, 2017	1,093,289	$4.57	1.22	$4,559

As of June 30, 2017, there was $1.0 million of total unrecognized compensation expense related to market-based RSUs which are expected to be recognized over a weighted average period of 1.22 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Net revenue:
United States	$292,370	$291,526	$276,182
International	7,415	6,180	5,958
Total net revenue	$299,785	$297,706	$282,140

	June 30,	June 30,
	2017	2016
Property and equipment, net:
United States	$5,116	$6,973
International	497	705
Total property and equipment, net	$5,613	$7,678

13. Restructuring Costs

In November 2016, the Company announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. The following table summarizes the restructuring charges for the period (in thousands):

Fiscal Year Ended
June 30, 2017
Employee severance and benefits	$2,399
Non-cash employee severance and benefits - stock-based compensation	42
Total restructuring charges	$2,441

The costs were paid in cash in fiscal year 2017. The corporate restructuring was complete as of June 30, 2017.

14. Subsequent Events

In July 2017, the Company repurchased 30,977 shares of its common stock at a weighted average price of $3.99, excluding a broker commission of $0.03 per share, at a total cost of $0.1 million. This completed the share repurchase program authorized by the Board of Directors in November 2016.

In July 2017, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 905,000 outstanding shares of its common stock to offset annual dilution due to equity compensation. The Board of Directors will continue to assess the repurchase program on an ongoing basis as circumstances change.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, due to the existence of a material weakness as discussed further below, our disclosure controls and procedures were not effective at the reasonable assurance level. Notwithstanding the identified material weaknesses, our management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our consolidated position, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal controls over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or quarterly financial statements will not be prevented or detected on a timely basis.

We did not maintain effective internal control over financial reporting over the completeness and accuracy of the accounting for non-standard revenue credits. Specifically, our internal controls did not identify non-standard revenue credits authorized but not timely communicated to finance to ensure proper accounting evaluation. As a result, during the fourth quarter of 2017, we identified a non-standard revenue credit that was not accounted for in the correct period.

This control deficiency resulted in an overstatement to revenue of $0.5 million for the quarterly period ended September 30, 2016 and an understatement to revenue for the quarterly periods ended December 31, 2016, March 31, 2017 and June 30, 2017 of $0.1

million, $0.1 million and $0.3 million. Management has concluded that such amounts were not material to our quarterly financial statements for the periods ended September 30, 2016, December 31, 2016 and March 31, 2017. Additionally, the impact of correcting this error as an out-of-period correction in the three months ended June 30, 2017 was not material. However; management assessed that this control deficiency could result in a misstatement of the aforementioned account balance or disclosures that would result in a material misstatement to our annual or quarterly financial statements that would not be prevented or detected on a timely basis. Accordingly; we determined that this control deficiency constitutes a material weakness. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2017.

The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

We have begun taking steps to remediate the material weakness identified above primarily through the development of transactional and monitoring controls over non-standard revenue credits and revenue recognition trainings focused on senior-level management, customer-facing employees as well as finance, sales and marketing personnel.

Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting

As disclosed in our fiscal year 2016 Annual Report on Form 10-K, management determined that we had a material weakness in the design of our internal controls related to the accounting for stock-based compensation. We have taken steps to remediate the material weakness previously reported. Specifically, we enhanced the stock-based compensation process to include formal documentation and review of the expense recognition policy for new award types granted and significant modifications to existing awards. Based on our evaluation and testing of the control implemented, we believe it is designed appropriately and operating effectively. As such, management determined that, as of June 30, 2017, our implementation of the enhanced control fully remediated the material weakness previously reported.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2017.

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

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts, sales returns and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts and sales returns
Fiscal year 2015	$1,922	$923	$(781)	$2,064
Fiscal year 2016	$2,064	$789	$(568)	$2,285
Fiscal year 2017	$2,285	$291	$(626)	$1,950

Deferred tax asset valuation allowance
Fiscal year 2015	$68,172	$5,069	$—	$73,241
Fiscal year 2016	$73,241	$6,627	$—	$79,868
Fiscal year 2017	$79,868	$2,096	$—	$81,964

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2017.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and Chief	September 8, 2017
Douglas Valenti	Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer and Senior Vice President	September 8, 2017
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Matthew Glickman	Director	September 8, 2017
Matthew Glickman
/s/ Stuart Huizinga	Director	September 8, 2017
Stuart Huizinga

/s/ Robin Josephs	Director	September 8, 2017
Robin Josephs

/s/ John G. McDonald	Director	September 8, 2017
John G. McDonald

/s/ David Pauldine	Director	September 8, 2017
David Pauldine

/s/ Gregory Sands	Director	September 8, 2017
Gregory Sands

/s/ Marjorie T. Sennett	Director	September 8, 2017
Marjorie T. Sennett
/s/ Andrew Sheehan	Director	September 8, 2017
Andrew Sheehan

/s/ James Simons	Director	September 8, 2017
James Simons

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.	8-K	001-34628	2.1	November 8, 2010

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-163228	3.2	December 22, 2009

3.2	Bylaws.	S-1/A	333-163228	3.4	December 22, 2009

4.1	Form of QuinStreet, Inc.’s Common Stock Certificate.	S-1/A	333-163228	4.1	January 14, 2010

10.1+	QuinStreet, Inc. 2008 Equity Incentive Plan.	S-1	333-163228	10.1	November 19, 2009

10.2+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).	S-1	333-163228	10.2	November 19, 2009

10.3+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).	S-1	333-163228	10.3	November 19, 2009

10.4+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).	S-1	333-163228	10.4	November 19, 2009

10.5+	QuinStreet, Inc. 2010 Equity Incentive Plan.	S-8	333-165534	99.9	March 17, 2010

10.6+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).	S-8	333-165534	99.10	March 17, 2010

10.7+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).	S-8	333-165534	99.11	March 17, 2010

10.8+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.8	August 23, 2012

10.9+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.9	August 23, 2012

10.10+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).	10-K	001-34628	10.10	August 20, 2013

10.11+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.12	March 17, 2010

10.12+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.13	March 17, 2010

10.13+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.14	March 17, 2010

10.15+	Annual Incentive Plan.	S-1/A	333-163228	10.12	January 14, 2010

10.16	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.	10-Q	001-34628	10.1	November 8, 2011

10.17	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Guaranty dated as of February 15, 2013.	10-Q	001-34628	10.1	February 15, 2013

10.18	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.	10-Q	001-34628	10.1	May 12, 2010

10.19+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.	S-1/A	333-163228	10.19	January 26, 2010

10.20	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.	8-K	001-34628	10.1	June 27, 2012

10.21	License and Investment Agreement by and among QuinStreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.	10-K	001-34628	10.19	August 23, 2012

10.23	Transition Agreement dated September 18, 2013 between the Company and Scott Mackley.	8-K	001-34628	10.1	September 19, 2013

10.24	Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.	8-K	001-34628	10.2	September 19, 2013

10.26	Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of July 17, 2014, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	July 22, 2014

10.27+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.27	September 12, 2014

10.28+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.	10-Q	001-34628	10.1	February 6, 2015

10.29	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	June 12, 2015

10.30+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.30	August 19, 2015

10.31	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.	10-Q	001-34628	10.1	February 9, 2016

10.32	Form of Change in Control Severance Agreement.	10-Q	001-34628	10.1	November 9, 2016

10.33*+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).

10.34*+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.