Form 10-Q
period 2017-09-30
QUINSTREET, INC
filed 2017-11-07
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares of common stock outstanding as of October 31, 2017: 45,714,454

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$50,367	$49,571
Accounts receivable, net	48,895	44,059
Prepaid expenses and other assets	7,227	6,225
Total current assets	106,489	99,855
Property and equipment, net	5,181	5,613
Goodwill	56,118	56,118
Other intangible assets, net	2,970	4,105
Other assets, noncurrent	8,327	8,617
Total assets	$179,085	$174,308

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,411	$25,205
Accrued liabilities	26,166	26,223
Deferred revenue	834	1,126
Total current liabilities	54,411	52,554
Other liabilities, noncurrent	3,533	3,672
Total liabilities	57,944	56,226
Commitments and contingencies (See Note 8)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 45,713,248 and 45,435,836 shares issued and outstanding at September 30, 2017 and June 30, 2017	46	45
Additional paid-in capital	265,137	263,533
Accumulated other comprehensive loss	(454)	(463)
Accumulated deficit	(143,588)	(145,033)
Total stockholders' equity	121,141	118,082
Total liabilities and stockholders' equity	$179,085	$174,308

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net revenue	$87,418	$73,438
Cost of revenue (1)	75,940	67,808
Gross profit	11,478	5,630
Operating expenses: (1)
Product development	3,214	3,954
Sales and marketing	2,447	2,590
General and administrative	4,460	4,031
Operating income (loss)	1,357	(4,945)
Interest income	37	21
Interest expense	—	(156)
Other income, net	43	135
Income (loss) before taxes	1,437	(4,945)
Benefit from taxes	8	1,376
Net income (loss)	$1,445	$(3,569)
Net income (loss) per share:
Basic	$0.03	$(0.08)
Diluted	$0.03	$(0.08)
Weighted-average shares used in computing net income (loss) per share:
Basic	45,578	45,668
Diluted	46,728	45,668

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$925	$971
Product development	476	536
Sales and marketing	299	357
General and administrative	737	743

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net income (loss)	$1,445	$(3,569)
Other comprehensive income (loss):
Foreign currency translation adjustment	9	(6)
Total other comprehensive income (loss)	9	(6)
Comprehensive income (loss)	$1,454	$(3,575)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$1,445	$(3,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,261	3,373
Provision for sales returns and doubtful accounts receivable	139	95
Stock-based compensation	2,437	2,607
Other adjustments, net	—	(156)
Changes in assets and liabilities:
Accounts receivable	(4,975)	2,820
Prepaid expenses and other assets	(712)	(574)
Accounts payable	2,275	676
Accrued liabilities	(115)	(3,783)
Deferred revenue	(292)	(163)
Other liabilities, noncurrent	(139)	(119)
Net cash provided by operating activities	2,324	1,207
Cash Flows from Investing Activities
Capital expenditures	(124)	(401)
Internal software development costs	(543)	(695)
Other investing activities	—	90
Net cash used in investing activities	(667)	(1,006)
Cash Flows from Financing Activities
Withholding taxes related to release of restricted stock, net of share settlement	(726)	(347)
Repurchases of common stock	(125)	—
Net cash used in financing activities	(851)	(347)
Effect of exchange rate changes on cash and cash equivalents	(10)	2
Net increase (decrease) in cash and cash equivalents	796	(144)
Cash and cash equivalents at beginning of period	49,571	53,710
Cash and cash equivalents at end of period	$50,367	$53,566
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	138
Cash paid for income taxes	90	38

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2017 and for the three months ended September 30, 2017 and 2016 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC on September 8, 2017. The condensed consolidated balance sheet at June 30, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at September 30, 2017, its condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016, its condensed consolidated statements of comprehensive income (loss) for the three months ended September 30, 2017 and 2016, and its condensed consolidated statements of cash flows for the three months ended September 30, 2017 and 2016. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. There have been no significant changes in the accounting policies subsequent to June 30, 2017.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk

The Company had one client that accounted for 24% and 11% of net revenue for the three months ended September 30, 2017 and 2016. No other client accounted for 10% or more of net revenue for the three months ended September 30, 2017 and 2016.

The Company had one client that accounted for 14% of net accounts receivable as of both September 30, 2017 and June 30, 2017. No other client accounted for 10% or more of net accounts receivable as of September 30, 2017 and  June 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. In May 2016, the FASB amended this standard to address improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standard becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective July 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new standard. The Company is continuing to evaluate the overall impact of the new standard on its financial statements, related disclosures and internal controls over financial reporting and has not selected the method of transition. At this time, the Company has not identified any provisions that are expected to have a significant impact on how the Company recognizes revenue and related expenses.

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

In March 2016, the FASB issued a new accounting standard update on the accounting for share-based payments. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance became effective in the current quarter and did not have an impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued a new accounting standard update on the disclosure of restricted cash on the statement of cash flows. The new guidance requires the statement of cash flows explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period.  The guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early application permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	September 30,
	2017	2016
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income (loss)	$1,445	$(3,569)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income (loss) per share	45,578	45,668
Diluted:
Weighted-average shares of common stock used in computing basic net income (loss) per share	45,578	45,668
Weighted-average effect of dilutive securities:
Stock options	115	—
Restricted stock units	1,035	—
Weighted-average shares of common stock used in computing diluted net income (loss) per share	46,728	45,668
Net income (loss) per share:
Basic	$0.03	$(0.08)
Diluted (1)	$0.03	$(0.08)
Securities excluded from weighted-average shares used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	2,777	7,138

(1)

Diluted net loss per share for the three months ended September 30, 2016 does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred . The assumed issuance of any additional shares would be anti-dilutive.

(2)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

4. Fair Value Measurements and Cash Equivalents

Fair value is defined as the price that would be received on sale of an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs)

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of September 30, 2017 and June 30, 2017, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2017 and June 30, 2017, the Company did not have any Level 2 financial assets or liabilities.

Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2017 and June 30, 2017, the Company did not have any Level 3 financial assets or liabilities.

Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. The Company held money market funds of $10.4 million as of September 30, 2017 and $10.3 million as of June 30, 2017 which are classified as cash equivalents.

5. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of September 30, 2017, the Company has recorded $1.0 million within prepaid expenses and other assets and $7.0 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. As of June 30, 2017, the Company had recorded $1.0 million within prepaid expenses and other assets and $7.3 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. Amortization expense was $0.3 million for both the three months ended September 30, 2017 and 2016.

6. Intangible Assets

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2017			June 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$36,908	$(36,749)	$159	$36,908	$(36,689)	$219
Content	61,517	(61,336)	181	61,521	(60,629)	892
Website/trade/domain names	31,285	(28,967)	2,318	31,287	(28,723)	2,564
Acquired technology and others	36,733	(36,421)	312	36,733	(36,303)	430
Total	$166,443	$(163,473)	$2,970	$166,449	$(162,344)	$4,105

Amortization of intangible assets was $1.1 million and $1.9 million for the three months ended September 30, 2017 and 2016.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of September 30, 2017 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2018 (remaining nine months)	$1,175
2019	863
2020	762
2021	170
2022	—
Thereafter	—
Total	$2,970

7. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of September 30, 2017 as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable.

The Company recorded an immaterial benefit from income taxes for the three months ended September 30, 2017. The Company recorded a benefit from income taxes of $1.4 million for the three months ended September 30, 2016 as a result of a tax refund from an amended state tax return filing.

8. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2022. Rent expense was $0.8 million and $0.9 million for the three months ended September 30, 2017 and 2016. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of September 30, 2017 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2018 (remaining nine months)	$2,838
2019	1,996
2020	681
2021	353
2022	311
Thereafter	—
Total	$6,179

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2017 and June 30, 2017.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2017 and June 30, 2017.

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

9. Stockholders’ Equity

Stock Repurchases

In November 2016, the Board of Directors authorized a stock repurchase program to repurchase up to 750,000 outstanding shares of its common stock with an expiration date of November 2017. During the three months ended September 30, 2017, the Company repurchased and retired 30,977 shares of its common stock at a weighted-average price of $3.99 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.1 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. This program was completed in July 2017.

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. No repurchases were made under this stock repurchase program during the three months ended September 30, 2017.

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

As of September 30, 2017, 18,192,370 shares were reserved and 14,138,560 shares were available for issuance under the 2010 Incentive Plan; 3,989,463 shares were reserved and 2,119,736 shares were available for issuance under the Directors’ Plan.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended
	September 30,
	2017	2016
Expected term (in years)	4.6	4.6
Expected volatility	47%	45%
Expected dividend yield	—	—
Risk-free interest rate	1.8%	1.0%
Grant date fair value	$1.65	$1.39

The Company estimates the fair value of restricted stock units with a market condition at the date of the grant using the Monte Carlo simulation model. The weighted-average Monte Carlo simulation model assumptions for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended
	September 30,
	2017	2016
Expected term (in years)	4.0	4.0
Expected volatility	47%	45%
Expected dividend yield	—	—
Risk-free interest rate	1.8%	1.0%
Grant date fair value	$3.39	$3.02

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Net revenue:
United States	$85,070	$72,368
International	2,348	1,070
Total net revenue	$87,418	$73,438

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30,	June 30,
	2017	2017
Property and equipment, net:
United States	$4,708	$5,116
International	473	497
Total property and equipment, net	$5,181	$5,613

12. Subsequent Events

In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased from 905,000 shares to 966,000 shares.

In November 2017, the Company repurchased 62,364 shares of its common stock at a weighted-average price of $8.36, excluding a broker commission of $0.03 per share, at a total cost of $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 67% and 61% of net revenue for the three months ended September 30, 2017 and 2016. Our education client vertical represented 21% and 24% of net revenue for the three months ended September 30, 2017 and 2016. Our other client verticals, consisting of home services, business-to-business technology and medical, represented 12% and 15% of net revenue for the three months ended September 30, 2017 and 2016. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 24% and 11% of our net revenue for the three months ended September 30, 2017 and 2016. No other client accounted for 10% or more of our net revenue for the three months ended September 30, 2017 and 2016.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2018 will continue to be generated from clients in these two client verticals. In addition, revenue from our financial services client vertical is expected to increase as a percentage of our total revenue.

Our financial services client vertical has been challenged by a number of factors in the past, including the limited availability of high quality media at acceptable margins caused by acquisition of media sources by competitors, increased competition for high quality media and changes in search engine algorithms. These effects may impact our business in the future again. To offset this impact, we have broadened our product set with enhanced click, lead, call and policy products that have enabled better monetization to provide greater access to high quality media sources. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets. Our financial services client vertical also benefits from more spending by clients in digital media and performance marketing as digital marketing continues to evolve.

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

Development, Acquisition and Retention of High Quality Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop and retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed new sources of media, including entering into strategic partnerships with other marketing and media companies. Such partnerships include takeovers of performance marketing functions for large web media properties; backend monetization of unmatched traffic for clients with large media buys; and white label products for other performance marketing companies. We have also focused on growing our revenue from email, mobile and social media traffic sources.

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

Cost of Revenue

Cost of revenue consists primarily of media and marketing costs, personnel costs, amortization of intangible assets, depreciation expense, and amortization of internal software development costs related to revenue-producing technologies. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, or cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group, and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized in cost of revenue over the software’s estimated useful life.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs of our finance, legal, employee benefits and compliance, technical support and other administrative personnel, as well as accounting and legal professional services fees, and facilities fees. We are constraining expenses generally to the extent practicable.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, interest expense, and other income and expense. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense is related to our revolving loan facility which matured in June 2017. We have no borrowing agreements outstanding as of September 30, 2017; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, and other non-operating items.

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

There have been no material changes to our critical accounting policies, estimates and judgments disclosed in our Annual Report on Form 10-K subsequent to June 30, 2017. For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2017		2016
	(In thousands)
Net revenue	$87,418	100.0%	$73,438	100.0%
Cost of revenue (1)	75,940	86.9	67,808	92.3
Gross profit	11,478	13.1	5,630	7.7
Operating expenses: (1)
Product development	3,214	3.7	3,954	5.4
Sales and marketing	2,447	2.8	2,590	3.5
General and administrative	4,460	5.0	4,031	5.5
Operating income (loss)	1,357	1.6	(4,945)	(6.7)
Interest income	37	—	21	—
Interest expense	—	—	(156)	(0.2)
Other income, net	43	—	135	0.2
Income (loss) before taxes	1,437	1.6	(4,945)	(6.7)
Benefit from taxes	8	—	1,376	1.9
Net income (loss)	$1,445	1.6%	$(3,569)	(4.8)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$925	1.1%	$971	1.3%
Product development	476	0.5	536	0.7
Sales and marketing	299	0.3	357	0.5
General and administrative	737	0.8	743	1.0

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2017	2016	% Change
	(In thousands)
Net revenue	$87,418	$73,438	19%
Cost of revenue	75,940	67,808	12%
Gross profit	$11,478	$5,630	104%

Net Revenue

Net revenue increased $14.0 million, or 19%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Revenue from our financial services client vertical increased $14.0 million, or 31%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. Revenue from our education client vertical increased $0.5 million, or 3%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to increased client demand from international education clients, partially offset by decreased client demand from U.S. education clients. Revenue from our other client verticals decreased $0.5 million, or 5%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to decreased client demand in our business-to-business technology client vertical, partially offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased $8.1 million, or 12%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, driven by increased media and marketing costs of $11.7 million, partially offset by decreased personnel costs of $2.2 million and decreased amortization of intangible assets of $0.8 million. The increase in media and marketing costs is primarily due to higher revenue volumes. The decrease in personnel costs is primarily due to lower headcount largely driven by the corporate restructuring announced in November 2016, partially offset by increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 13% for the three months ended September 30, 2017 and 8% for the three months ended September 30, 2016. The increase in gross margin was primarily attributable to decreased personnel costs and decreased amortization of intangible assets, partially offset by a higher proportion of our revenue coming from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2017	2016	% Change
	(In thousands)
Product development	$3,214	$3,954	(19%)
Sales and marketing	2,447	2,590	(6%)
General and administrative	4,460	4,031	11%
Operating expenses	$10,121	$10,575	(4%)

Product Development Expenses

Product development expenses decreased $0.7 million, or 19%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This was primarily due to decreased personnel costs of $0.6 million related to the corporate restructuring announced in November 2016, partially offset by increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.1 million, or 6%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to decreased personnel costs related to the corporate restructuring announced in November 2016, partially offset by increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 11%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increased professional services fees of $0.5 million related to the material weakness identified in fiscal year 2017. Personnel costs remained flat due to the corporate restructuring announced in November 2016, offset by increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

Benefit from Taxes

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Benefit from taxes	$8	$1,376

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2017 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable.

We recorded an immaterial benefit from income taxes for the three months ended September 30, 2017. We recorded a benefit from income taxes of $1.4 million for the three months ended September 30, 2016 as a result of a tax refund from an amended state tax return filing.

Our annual statutory tax rate was 34% for the three months ended September 30, 2017 and 2016. Due to the effects of our deferred tax asset valuation allowance and our historical net operating losses, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of income or losses before income taxes for the periods.

 Liquidity and Capital Resources

As of September 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $50.4 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$2,324	$1,207
Net cash used in investing activities	(667)	(1,006)
Net cash used in financing activities	(851)	(347)

Operating Activities

Cash flows from operating activities are primarily the result of our net income (loss) adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $2.3 million for the three months ended September 30, 2017, compared to cash flows provided by operating activities of $1.2 million for the three months ended September 30, 2016.

Cash provided by operating activities for the three months ended September 30, 2017 consisted of a net income of $1.4 million and non-cash adjustments of $4.8 million. In addition, there was a net decrease in cash from changes in working capital of $4.0 million. The non-cash adjustments primarily consisted of depreciation and amortization of $2.3 million and stock-based compensation expense of $2.4 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $5.0 million and an increase in accounts payable of $2.3 million due to the timing of receipts and payments.

Cash provided by operating activities for the three months ended September 30, 2016 consisted of a net loss of $3.6 million, which included a cash receipt from a state tax refund of $1.4 million, offset by non-cash adjustments of $5.9 million. In addition, there was a net decrease in cash from changes in working capital of $1.1 million. The non-cash adjustments primarily consisted of depreciation and amortization of $3.4 million and stock-based compensation expense of $2.6 million. The changes in working capital accounts were primarily due to a decrease in accrued liabilities of $3.8 million, offset by a decrease in accounts receivable of $2.8 million. The decrease in accrued liabilities was primarily due to the timing of payments, including the fiscal year 2016 bonus. The decrease in accounts receivable was due to the timing of receipts.

Investing Activities

Cash flows from investing activities generally include capital expenditures and capitalized internal software development costs.

Cash used in investing activities was $0.7 million for the three months ended September 30, 2017, compared to cash flows used in investing activities of $1.0 million for the three months ended September 30, 2016.

Cash used in investing activities in the three months ended September 30, 2017 and 2016 was primarily due to capital expenditures and internal software development costs of $0.7 million and $1.1 million.

Financing Activities

Cash flows from financing activities generally include withholding taxes related to the release of restricted stock, net of share settlement and repurchases of common stock.

Cash used in financing activities was $0.9 million for the three months ended September 30, 2017, compared to cash flows used in financing activities of $0.3 million for the three months ended September 30, 2016.

Cash used in financing activities in the three months ended September 30, 2017 was due to withholding taxes related to the release of restricted stock, net of share settlement of $0.7 million and repurchases of common stock of $0.1 million.

Cash used in financing activities in the three months ended September 30, 2016 was due to withholding taxes related to the release of restricted stock, net of share settlement of $0.3 million.

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

Contractual Obligations

Our contractual obligations relate to operating leases. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017.

Headquarters Lease

We entered into a lease agreement in February 2010 for approximately 63,998 square feet of office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent was abated for the first 12 calendar months under the lease, and was $0.1 million through the 24th calendar month of the term of the lease. Monthly base rent increased to $0.2 million for the subsequent 12 months and now increases approximately 3% after each 12-month anniversary during the remaining term, including any optional extensions. We have two options to extend the term of the lease for one additional year for each option following the expiration date of the lease or renewal term, as applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.

Interest Rate Risk

We invest our cash equivalents in money market funds. Cash and cash equivalents are held for working capital purposes and acquisition financing. We do not enter into investments for trading or speculative purposes. We believe that we do not have material exposure to changes in the fair value of these investments as a result of changes in interest rates due to the short-term nature of our investments. Declines in interest rates may reduce future investment income. A hypothetical decline of 1% in the interest rate on our investments would not have a material effect on our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed under “Item 9-A Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2017, we concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting over the completeness and accuracy of the accounting for non-standard revenue credits. Specifically, our internal controls did not identify non-standard revenue credits authorized but not timely communicated to finance to ensure proper accounting evaluation. As a result, during the fourth quarter of 2017, we identified a non-standard revenue credit that was not accounted for in the correct period.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. Notwithstanding the identified material weaknesses, our management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our condensed consolidated position, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Remediation Initiatives

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 24% of our net revenue for the three months ended September 30, 2017. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Furthermore, advertising spend on the Internet, similar to traditional media, tends to be cyclical and discretionary as a result of factors beyond our control, including budgetary constraints and buying patterns of clients, as well as economic conditions affecting the Internet and media industry. For example, weather and other events have in the past, led to short-term increases in insurance industry client loss ratios and damage or interruption in our clients’ operations, either of which can lead to decreased client spend on online performance marketing. In addition, inherent industry specific risks (e.g., Insurance industry loss ratios and cutbacks) and poor macroeconomic conditions as well as other short-term events could decrease our clients’ advertising spending and thereby have a material adverse effect on our business, financial condition, and operating results.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Most recently, as described in our Annual Report on Form 10-K as of June 30, 2017, we disclosed a material weakness in internal control over financial reporting over the completeness and accuracy of the accounting for non-standard revenue credits. Specifically, our internal controls did not identify non-standard revenue credits authorized but not timely communicated to finance to ensure proper accounting evaluation. As a result, during the fourth quarter of 2017, we identified a non-standard revenue credit that was not accounted for in the correct period.

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

As of September 30, 2017, our directors and executive officers, together with their affiliates, beneficially owned approximately 25% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

In November 2016, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 750,000 outstanding shares of its common stock with an expiration date of November 2017. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The stock repurchase program was completed in July 2017.

In July 2017, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 905,000 outstanding shares of its common stock. No repurchases have been made under this stock repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

The following table summarizes the stock repurchase activity during fiscal year 2018 and the number of shares that may yet be purchased pursuant to our stock repurchase programs that was available as of September 30, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
July 1, 2017 - July 31, 2017	30,977	$3.99	30,977	905,000
August 1, 2017 - August 31, 2017	—	—	—	905,000
September 1, 2017 - September 30, 2017	—	—	—	905,000
Total	30,977	$3.99	30,977

(1) Excludes $0.03 per share broker commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: November 7, 2017