Form 10-Q
period 2017-12-31
QUINSTREET, INC
filed 2018-02-05
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Number of shares of common stock outstanding as of January 31, 2018: 46,234,131

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$42,406	$49,571
Accounts receivable, net	48,717	44,059
Prepaid expenses and other assets	6,798	6,225
Total current assets	97,921	99,855
Property and equipment, net	4,687	5,613
Goodwill	62,283	56,118
Other intangible assets, net	10,243	4,105
Other assets, noncurrent	8,138	8,617
Total assets	$183,272	$174,308

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,381	$25,205
Accrued liabilities	29,768	26,223
Deferred revenue	730	1,126
Total current liabilities	55,879	52,554
Other liabilities, noncurrent	2,486	3,672
Total liabilities	58,365	56,226
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 46,220,880 and 45,435,836 shares issued and outstanding at December 31, 2017 and June 30, 2017	46	45
Additional paid-in capital	266,982	263,533
Accumulated other comprehensive loss	(480)	(463)
Accumulated deficit	(141,641)	(145,033)
Total stockholders' equity	124,907	118,082
Total liabilities and stockholders' equity	$183,272	$174,308

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net revenue	$87,494	$65,610	$174,912	$139,048
Cost of revenue (1)	75,239	61,657	151,179	129,465
Gross profit	12,255	3,953	23,733	9,583
Operating expenses: (1)
Product development	3,475	3,314	6,689	7,268
Sales and marketing	2,597	2,168	5,044	4,758
General and administrative	4,511	3,794	8,971	7,825
Restructuring charges	—	2,403	—	2,403
Operating income (loss)	1,672	(7,726)	3,029	(12,671)
Interest income	36	36	73	57
Interest expense	—	(135)	—	(291)
Other income (expense), net	243	(25)	286	110
Income (loss) before taxes	1,951	(7,850)	3,388	(12,795)
(Provision for) benefit from taxes	(4)	—	4	1,376
Net income (loss)	$1,947	$(7,850)	$3,392	$(11,419)
Net income (loss) per share:
Basic	$0.04	$(0.17)	$0.07	$(0.25)
Diluted	$0.04	$(0.17)	$0.07	$(0.25)
Weighted-average shares used in computing net income (loss) per share:
Basic	45,974	45,731	45,776	45,700
Diluted	49,614	45,731	48,172	45,700

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,001	$728	$1,926	$1,699
Product development	484	471	960	1,007
Sales and marketing	306	220	605	577
General and administrative	772	681	1,509	1,424
Restructuring charges	—	42	—	42

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income (loss)	$1,947	$(7,850)	$3,392	$(11,419)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(26)	12	(17)	6
Total other comprehensive (loss) income	(26)	12	(17)	6
Comprehensive income (loss)	$1,921	$(7,838)	$3,375	$(11,413)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$3,392	$(11,419)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,071	6,323
Provision for sales returns and doubtful accounts receivable	241	211
Stock-based compensation	5,000	4,749
Other adjustments, net	(272)	(147)
Changes in assets and liabilities:
Accounts receivable	(4,899)	5,889
Prepaid expenses and other assets	(44)	560
Accounts payable	169	627
Accrued liabilities	3,543	(4,502)
Deferred revenue	(396)	49
Other liabilities, noncurrent	(1,186)	(250)
Net cash provided by operating activities	9,619	2,090
Cash Flows from Investing Activities
Capital expenditures	(199)	(604)
Business acquisitions	(14,154)	—
Internal software development costs	(1,061)	(1,182)
Other investing activities	224	46
Net cash used in investing activities	(15,190)	(1,740)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	898	—
Withholding taxes related to release of restricted stock, net of share settlement	(1,835)	(536)
Repurchases of common stock	(647)	(1,043)
Repayment of revolving loan facility	—	(15,000)
Net cash used in financing activities	(1,584)	(16,579)
Effect of exchange rate changes on cash and cash equivalents	(10)	15
Net decrease in cash and cash equivalents	(7,165)	(16,214)
Cash and cash equivalents at beginning of period	49,571	53,710
Cash and cash equivalents at end of period	$42,406	$37,496
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	272
Cash paid for income taxes	118	68

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2017 and for the three and six months ended December 31, 2017 and 2016 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC on September 8, 2017. The condensed consolidated balance sheet at June 30, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the Company’s condensed consolidated balance sheet at December 31, 2017, its condensed consolidated statements of operations for the three and six months ended December 31, 2017 and 2016, its condensed consolidated statements of comprehensive income (loss) for the three and six months ended December 31, 2017 and 2016, and its condensed consolidated statements of cash flows for the six months ended December 31, 2017 and 2016. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk

The Company had one client that accounted for 23% of net revenue for both the three and six months ended December 31, 2017 and 10% and 11% of net revenue for the three and six months ended December 31, 2016. That same client accounted for 14% of net accounts receivable as of both December 31, 2017 and June 30, 2017. No other client accounted for 10% or more of net revenue for the three and six months ended December 31, 2017 and 2016 or 10% or more of net accounts receivable as of December 31, 2017 and June 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. In May 2016, the FASB amended this standard to address improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standard becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective July 1, 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the new standard. The Company is continuing to evaluate the overall impact of the new standard on its condensed consolidated financial statements, related disclosures and internal control over financial reporting and has not selected the method of transition. At this time, the Company has not identified any provisions that are expected to have a significant impact on how the Company recognizes revenue and related expenses.

In February 2016, the FASB issued a new accounting standard update which replaces ASC 840, “Leases.” The new guidance requires a lessee to recognize on its balance sheet a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability representing its lease payment obligations. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance becomes effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently assessing the impact of this new guidance and has not made any decision with respect to the timing of adoption.

In March 2016, the FASB issued a new accounting standard update on the accounting for share-based payments. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance became effective in the current fiscal year and did not have an impact on the Company’s condensed consolidated financial statements.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In May 2017, the FASB issued a new accounting standard update to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on the types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The new guidance becomes effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this new guidance.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income (loss)	$1,947	$(7,850)	$3,392	$(11,419)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income (loss) per share	45,974	45,731	45,776	45,700
Diluted:
Weighted-average shares of common stock used in computing basic net income (loss) per share	45,974	45,731	45,776	45,700
Weighted-average effect of dilutive securities:
Stock options	1,332	—	724	—
Restricted stock units	2,308	—	1,672	—
Weighted-average shares of common stock used in computing diluted net income (loss) per share	49,614	45,731	48,172	45,700
Net income (loss) per share:
Basic	$0.04	$(0.17)	$0.07	$(0.25)
Diluted (1)	$0.04	$(0.17)	$0.07	$(0.25)
Securities excluded from weighted-average shares used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	1,398	7,040	2,088	7,075

(1)

Diluted net loss per share for the three and six months ended December 31, 2016 does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred. The assumed issuance of any additional shares would be anti-dilutive.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2017 and June 30, 2017, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2017 and June 30, 2017, the Company did not have any Level 2 financial assets or liabilities.

Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2017 and June 30, 2017, the Company did not have any Level 3 financial assets or liabilities.

Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. The Company held money market funds of $10.9 million as of December 31, 2017 and $10.3 million as of June 30, 2017 which are classified as cash equivalents.

5. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of December 31, 2017, the Company has recorded $1.0 million within prepaid expenses and other assets and $6.7 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. As of June 30, 2017, the Company had recorded $1.0 million within prepaid expenses and other assets and $7.3 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. Amortization expense was $0.3 million and $0.6 million for both the three and six months ended December 31, 2017 and 2016.

6. Acquisitions

In November 2017, the Company acquired certain assets relating to the auto insurance, home insurance and mortgage verticals of Katch, LLC, an online performance marketing company, for $14.0 million in cash to broaden its customer and publisher relationships. The results of the acquired assets of Katch, LLC have been included in the Company’s condensed consolidated financial statements since the acquisition date. The asset acquisition was accounted for as a business combination. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value of the identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is deductible for tax purposes.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/advertiser relationships	$4,200	4-7 years
Acquired technology and others	3,700	3 years
Goodwill	6,100	Indefinite
Total	$14,000

Pro forma financial information has not been presented as the acquisition is not expected to have a material effect on any of the periods presented in the Company’s condensed consolidated statements of operations.

7. Intangible Assets

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2017			June 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$41,112	$(36,848)	$4,264	$36,908	$(36,689)	$219
Content	61,020	(60,985)	35	61,521	(60,629)	892
Website/trade/domain names	31,136	(28,995)	2,141	31,287	(28,723)	2,564
Acquired technology and others	40,430	(36,627)	3,803	36,733	(36,303)	430
Total	$173,698	$(163,455)	$10,243	$166,449	$(162,344)	$4,105

Amortization of intangible assets was $0.7 million and $1.8 million for the three and six months ended December 31, 2017 and $1.7 million and $3.6 million for the three and six months ended December 31, 2016.

Future amortization expense for the Company’s intangible assets as of December 31, 2017 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2018 (remaining six months)	$1,659
2019	2,918
2020	2,814
2021	1,491
2022	533
Thereafter	828
Total	$10,243

8. Income Taxes

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Effective tax rates for the three and six months ended December 31, 2017 were considered, however due to the Company’s valuation allowance on domestic deferred tax assets and liabilities, there is no material impact to the Company’s condensed consolidated financial statements as a result of the federal tax rate reductions for fiscal year 2018.

As a result of the Tax Reform Act, the Company has also considered the impact of the foreign transitions tax and has estimated that no additional provision is necessary. This is a provisional calculation and will be finalized when additional foreign documents are made available.  The Company plans to account for any changes in the estimate as a part of the measurement period adjustments in the reporting period such adjustment is made.

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of December 31, 2017 as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded an immaterial (provision for) benefit from income taxes for the three and six months ended December 31, 2017. The Company did not record a (provision for) benefit from income taxes for the three months ended December 31, 2016. The Company recorded a benefit from income taxes of $1.4 million for the six months ended December 31, 2016 as a result of a tax refund from an amended state tax return filing.

9. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2022. Rent expense was $0.8 million and $1.6 million for the three and six months ended December 31, 2017 and $0.8 million and $1.7 million for the three and six months ended December 31, 2016. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of December 31, 2017 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2018 (remaining six months)	$1,958
2019	2,143
2020	814
2021	424
2022	311
Thereafter	—
Total	$5,650

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2017 and June 30, 2017.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2017 and June 30, 2017.

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

10. Stockholders’ Equity

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Repurchases

In November 2016, the Board of Directors authorized a stock repurchase program to repurchase up to 750,000 outstanding shares of its common stock. Under this program, during the six months ended December 31, 2017, the Company repurchased and retired 30,977 shares of its common stock at a weighted-average price of $3.99 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.1 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. This program was completed in July 2017.

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. Under this program, during the three and six months ended December 31, 2017, the Company repurchased and retired 62,364 shares of its common stock at a weighted-average price of $8.36 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.5 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan.

The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

11. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units, stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and restricted stock units to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). To date, the Company has issued only ISOs, NQSOs, restricted stock units, restricted stock units with a market condition that requires that the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions and performance-based stock awards under its stock incentive plans.

As of December 31, 2017, 18,192,370 shares were reserved and 14,118,815 shares were available for issuance under the 2010 Incentive Plan; 3,989,463 shares were reserved and 1,989,985 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three and six months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Expected term (in years)	4.4	3.5	4.6	4.6
Expected volatility	49%	47%	47%	45%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.0%	1.0%	1.8%	1.0%
Grant date fair value	$3.09	$0.95	$1.73	$1.39

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company estimates the fair value of restricted stock units with a market condition at the date of the grant using the Monte Carlo simulation model. The weighted-average Monte Carlo simulation model assumptions for the three and six months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Expected term (in years)	4.0	4.0	4.0	4.0
Expected volatility	48%	45%	48%	45%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.1%	1.3%	2.0%	1.0%
Grant date fair value	$6.16	$2.46	$5.25	$2.99

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net revenue:
United States	$85,798	$63,989	$170,868	$136,357
International	1,696	1,621	4,044	2,691
Total net revenue	$87,494	$65,610	$174,912	$139,048

	December 31,	June 30,
	2017	2017
Property and equipment, net:
United States	$4,289	$5,116
International	398	497
Total property and equipment, net	$4,687	$5,613

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 71% and 69% of net revenue for the three and six months ended December 31, 2017 and 60% and 61% of net revenue for the three and six months ended December 31, 2016. Our education client vertical represented 18% and 19% of net revenue for the three and six months ended December 31, 2017 and 25% and 24% of net revenue for the three and six months ended December 31, 2016. Our other client verticals, consisting of home services and business-to-business technology, represented 11% and 12% of net revenue for the three and six months ended December 31, 2017 and 15% of net revenue for both the three and six months ended December 31, 2016. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 23% of our net revenue for both the three and six months ended December 31, 2017 and 10% and 11% of our net revenue for the three and six months ended December 31, 2016. No other client accounted for 10% or more of our net revenue for the three and six months ended December 31, 2017 and 2016.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2018 will continue to be generated from clients in these two client verticals. In addition, revenue from our financial services client vertical is expected to increase as a percentage of our total revenue as a result of increased spending by clients in digital media and performance marketing as digital marketing continues to evolve.

Our financial services client vertical has been challenged by a number of factors in the past, including the limited availability of high quality media at acceptable margins caused by acquisition of media sources by competitors, increased competition for high quality media and changes in search engine algorithms. These effects may impact our business in the future again. To offset this impact, we have broadened our product set with enhanced click, lead, call and policy products that have enabled better monetization to provide greater access to high quality media sources. Moreover, we have entered into strategic partnerships and acquisitions to increase and diversify our access to quality media and client budgets. Our financial services client vertical also benefits from more spending by clients in digital media and performance marketing as digital marketing continues to evolve.

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

Development, Acquisition and Retention of High Quality Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop and retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed new sources of media, including entering into strategic partnerships with other marketing and media companies and acquisitions. Such partnerships include takeovers of performance marketing functions for large web media properties; backend monetization of unmatched traffic for clients with large media buys; and white label products for other performance marketing companies. We have also focused on growing our revenue from email, mobile and social media traffic sources.

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

An example of a regulatory change that may affect our business is the amendment of the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls. Our clients may make business decisions based on their own experiences with the TCPA regardless of our products and compliance practices. Those decisions may negatively affect our revenue or profitability.

Basis of Presentation

Net Revenue

Our business generates revenue from fees earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education and “other” (which includes home services and business-to-business technology).

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest income, interest expense, and other income and expense. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense is related to our revolving loan facility which matured in June 2017. We have no borrowing agreements outstanding as of December 31, 2017; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
	(In thousands)				(In thousands)
Net revenue	$87,494	100.0%	$65,610	100.0%	$174,912	100.0%	$139,048	100.0%
Cost of revenue (1)	75,239	86.0	61,657	94.0	151,179	86.5	129,465	93.1
Gross profit	12,255	14.0	3,953	6.0	23,733	13.5	9,583	6.9
Operating expenses: (1)
Product development	3,475	4.0	3,314	5.0	6,689	3.8	7,268	5.2
Sales and marketing	2,597	3.0	2,168	3.3	5,044	2.9	4,758	3.4
General and administrative	4,511	5.1	3,794	5.8	8,971	5.1	7,825	5.6
Restructuring charges	—	—	2,403	3.7	—	—	2,403	1.7
Operating income (loss)	1,672	1.9	(7,726)	(11.8)	3,029	1.7	(12,671)	(9.0)
Interest income	36	—	36	—	73	—	57	—
Interest expense	—	—	(135)	(0.2)	—	—	(291)	(0.2)
Other income (expense), net	243	0.3	(25)	—	286	0.2	110	—
Income (loss) before taxes	1,951	2.2	(7,850)	(12.0)	3,388	1.9	(12,795)	(9.2)
(Provision for) benefit from taxes	(4)	—	—	—	4	—	1,376	1.0
Net income (loss)	$1,947	2.2%	$(7,850)	(12.0)%	$3,392	1.9%	$(11,419)	(8.2)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,001	1.1%	$728	1.1%	$1,926	1.1%	$1,699	1.2%
Product development	484	0.6	471	0.7	960	0.5	1,007	0.7
Sales and marketing	306	0.3	220	0.3	605	0.3	577	0.4
General and administrative	772	0.9	681	1.0	1,509	0.9	1,424	1.0
Restructuring charges	—	—	42	0.1	—	—	42	—

Gross Profit

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2017	2016	2017	2016	% Change	% Change
	(In thousands)
Net revenue	$87,494	$65,610	$174,912	$139,048	33%	26%
Cost of revenue	75,239	61,657	151,179	129,465	22%	17%
Gross profit	$12,255	$3,953	$23,733	$9,583	210%	148%

Net Revenue

Net revenue increased $21.9 million, or 33%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Revenue from our financial services client vertical increased $22.6 million, or 57%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, primarily due to our enhanced product set that allows more effective online marketing spend by clients and better media yields, and due to client shifting more marketing spend to growing digital media channels. Revenue from our education client vertical decreased $0.9 million, or 5%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, primarily due to decreased client demand from U.S. education clients. Revenue from our other client verticals increased $0.2 million, or 2%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, primarily due to increased client demand in our home services client vertical, partially offset by decreased client demand in our business-to-business technology client vertical.

Net revenue increased $35.9 million, or 26%, for the six months ended December 31, 2017 compared to the six months ended December 31, 2016. Revenue from our financial services client vertical increased $36.6 million, or 43%, for the six months ended

December 31, 2017, compared to the six months ended December 31, 2016, primarily due to our enhanced product set that allows more effective online marketing spend by clients and better media yields, and due to client shifting more marketing spend to growing digital media channels. Revenue from our education client vertical decreased $0.4 million, or 1%, for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, primarily due to decreased client demand from U.S. education clients, partially offset by increased client demand from international education clients. Revenue from our other client verticals decreased $0.3 million, or 2%, for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, primarily due to decreased client demand in our business-to-business technology client vertical, partially offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased $13.6 million, or 22%, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, driven by increased media and marketing costs of $15.0 million, partially offset by decreased amortization of intangible assets of $1.0 million and decreased personnel costs of $0.7 million. The increase in media and marketing costs is primarily due to higher revenue. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized. The decrease in personnel costs is primarily due to lower headcount largely driven by the corporate restructuring announced in November 2016, partially offset by increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 14% for the three months ended December 31, 2017 and 6% for the three months ended December 31, 2016. The increase in gross margin was primarily attributable to decreased amortization of intangible assets and decreased personnel costs.

Cost of revenue increased $21.7 million, or 17%, for the six months ended December 31, 2017 compared to the six months ended December 31, 2016, driven by increased media and marketing costs of $26.7 million, partially offset by decreased personnel costs of $2.9 million and decreased amortization of intangible assets of $1.8 million. The increase in media and marketing costs is primarily due to higher revenue. The decrease in personnel costs is primarily due to lower headcount largely driven by the corporate restructuring announced in November 2016, partially offset by increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 14% for the six months ended December 31, 2017 and 7% for the six months ended December 31, 2016. The increase in gross margin was primarily attributable to decreased personnel costs and decreased amortization of intangible assets.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2017	2016	2017	2016	% Change	% Change
	(In thousands)
Product development	$3,475	$3,314	$6,689	$7,268	5%	(8%)
Sales and marketing	2,597	2,168	5,044	4,758	20%	6%
General and administrative	4,511	3,794	8,971	7,825	19%	15%
Restructuring charges	—	2,403	—	2,403	(100%)	(100%)
Operating expenses	$10,583	$11,679	$20,704	$22,254	(9%)	(7%)

Product Development Expenses

Product development expenses increased $0.2 million, or 5%, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. This was primarily due to increased personnel costs related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018, partially offset by the corporate restructuring announced in November 2016.

Product development expenses decreased $0.6 million, or 8%, for the six months ended December 31, 2017 compared to the six months ended December 31, 2016. This was primarily due to decreased personnel costs of $0.5 million related to the corporate restructuring announced in November 2016, partially offset by increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.4 million, or 20%, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, primarily due to increased personnel costs of $0.3 million largely related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

Sales and marketing expenses increased $0.3 million, or 6%, for the six months ended December 31, 2017 compared to the six months ended December 31, 2016, primarily due to increased personnel costs of $0.2 million related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 19%, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, primarily due to increased personnel costs of $0.3 million and professional services fees of $0.3 million. The increase in personnel costs is related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018 and the increase in professional services fees is largely related to legal expenses.

General and administrative expenses increased $1.1 million, or 15%, for the six months ended December 31, 2017 compared to the six months ended December 31, 2016, primarily due to increased professional services fees of $0.8 million and personnel costs of $0.3 million. The increase in professional services fees is primarily related to the material weakness identified in fiscal year 2017 and legal expenses and the increase in personnel costs is related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

Restructuring Charges

In November 2016, we announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. As a result, we recognized total cash and non-cash restructuring costs of $2.4 million related to employee severance and benefits in the three months ended December 31, 2016, which represented substantially all costs expected to be incurred associated with the corporate restructuring. Benefits from the restructuring began to take effect in the three months ended December 31, 2016 and was complete as of June 30, 2017.

(Provision for) Benefit from Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands)
(Provision for) benefit from taxes	$(4)	$—	$4	$1,376

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of December 31, 2017 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable.

We recorded an immaterial (provision for) benefit from income taxes for the three and six months ended December 31, 2017. We did not record a (provision for) benefit from income taxes for the three months ended December 31, 2016. We recorded a benefit from income taxes of $1.4 million for the three months ended December 31, 2016 as a result of a tax refund from an amended state tax return filing.

Our annual statutory federal tax rate for fiscal year 2017 was 34% and for fiscal year 2018 is expected to be 28%. The decrease in our annual statutory federal tax rate was due to changes in the federal corporate income tax rates as a result of the Tax Reform Act. Due to the effects of our deferred tax asset valuation allowance and our historical net operating losses, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of income or losses before income taxes for the periods.

 Liquidity and Capital Resources

As of December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $42.4 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$9,619	$2,090
Net cash used in investing activities	(15,190)	(1,740)
Net cash used in financing activities	(1,584)	(16,579)

Operating Activities

Cash flows from operating activities are primarily the result of our net income (loss) adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $9.6 million for the six months ended December 31, 2017, compared to cash flows provided by operating activities of $2.1 million for the six months ended December 31, 2016.

Cash provided by operating activities for the six months ended December 31, 2017 consisted of a net income of $3.4 million and non-cash adjustments of $9.0 million. In addition, there was a net decrease in cash from changes in working capital of $2.8 million. The non-cash adjustments primarily consisted of depreciation and amortization of $4.1 million and stock-based compensation expense of $5.0 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $4.9 million and a decrease other liabilities of $1.2 million, offset by an increase in accrued liabilities of $3.5 million. The increase in accounts receivable is due to higher revenue and the decrease in other liabilities is due to the change in the classification of deferred rent for our headquarters lease from long-term to short-term. The increase in accrued liabilities is attributable to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018 which is paid annually after the end of the fiscal year, higher marketing and media costs and the change in the classification of deferred rent for our headquarters lease.

Cash provided by operating activities for the six months ended December 31, 2016 consisted of a net loss of $11.4 million, which included a cash payment for restructuring costs of $1.1 million and a cash receipt from a state tax refund of $1.4 million, offset by non-cash adjustments of $11.1 million. In addition, there was a net increase in cash from changes in working capital of $2.4 million. The non-cash adjustments primarily consisted of depreciation and amortization of $6.3 million and stock-based compensation expense of $4.7 million. The changes in working capital accounts were primarily due to a decrease in accounts receivable of $5.9 million, offset by a decrease in accounts payable and accrued liabilities of $3.9 million. The decrease in accounts receivable was primarily due to the timing of receipts. The decrease in accounts payable and accrued liabilities was primarily due to the timing of payments, including the fiscal year 2016 bonus, partially offset by accrued restructuring costs of $1.3 million.

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs and acquisitions from time to time.

Cash used in investing activities was $15.2 million for the six months ended December 31, 2017, compared to cash flows used in investing activities of $1.7 million for the six months ended December 31, 2016.

Cash used in investing activities in the six months ended December 31, 2017 was primarily due to our acquisition of certain assets of Katch, LLC for $14.0 million and capital expenditures and internal software development costs of $1.3 million.

Cash used in investing activities in the six months ended December 31, 2016 was due to capital expenditures and internal software development costs of $1.8 million.

Financing Activities

Cash flows from financing activities generally include withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options, repayment of revolving loan facility and repurchases of common stock.

Cash used in financing activities was $1.6 million for the six months ended December 31, 2017, compared to cash flows used in financing activities of $16.6 million for the six months ended December 31, 2016.

Cash used in financing activities in the six months ended December 31, 2017 was due to withholding taxes related to the release of restricted stock, net of share settlement of $1.8 million and repurchases of common stock of $0.6 million, partially offset by proceeds from the exercise of stock options of $0.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. Notwithstanding the identified material weakness, our management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our condensed consolidated balance sheet, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Management’s Remediation Initiatives

We have taken steps to remediate the material weakness identified above. Specifically, we have:

•	Designed and implemented a control to identify non-standard revenue credits issued to ensure proper accounting evaluation;
•	Developed and communicated a formal policy relating to non-standard revenue credits; and
•

Implemented annual revenue recognition training requirements focused on senior-level management, customer-facing employees as well as finance, sales and marketing personnel. The trainings for fiscal year 2018 are substantially complete.

As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

Changes in Internal Control over Financial Reporting

Except for the above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. We are also still relatively early in the implementation of our enhanced products and media strategies across our business. As a result, we face risks and uncertainties such as but not limited to:

•	our still developing industry and relatively new business model;
•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting our, our third-party publishers’, and our clients’ businesses;
•	our dependence on the availability and affordability of quality media from third-party publishers and strategic partners;
•	our dependence on Internet search companies to attract Internet visitors;
•	our ability to accurately forecast our results of operations and appropriately plan our expenses;
•	our ability to compete in our industry;
•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;
•	our ability to continually optimize our websites to allow Internet visitors to access our websites through mobile devices;
•	our ability to develop new services, enhancements and features to meet new demands from our clients;
•	our ability to implement our enhanced products across our business and achieve client adoptions of such products; and
•	our ability to successfully challenge regulatory audits, investigations or allegations of noncompliance with laws.

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

To date, we have generated a large portion of our revenue from our education client vertical, and nearly all of that revenue was generated from post-secondary education institutions. Post-secondary education institutions are subject to extensive federal and state regulations and accrediting standards (including the Higher Education Act, Department of Education regulations and individual state higher education regulations) and oversight by various regulatory enforcement authorities (including the Department of Education, the Federal Trade Commission, the Consumer Finance Protection Bureau and state attorneys general). Such regulations govern many aspects of these clients’ operations, including marketing and recruiting activities, as well as private student lending and the school’s eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our education clients. In addition, there have been significant changes to these regulations in recent years and a high level of regulatory scrutiny and enforcement activity (e.g., investigations of our clients and other post-secondary education institutions). Heightened regulatory activity and legislative and regulatory scrutiny may continue in the post-secondary education sector. Such activity and scrutiny may have an adverse effect on our operating results as our management may be required to devote substantial time and resources to such matters, and such matters may result in lower client marketing spend.

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

Similarly, in July 2015, the Federal Trade Commission initiated an investigation of another publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices, and in January 2016, the Federal Trade Commission filed a lawsuit against a different publicly-traded U.S. for-profit education client with respect to its advertising practices. Moreover, the Department of Education, the Consumer Finance Protection Bureau, the Federal Trade Commission and several state attorneys general currently have open investigations with several other post-secondary educational institutions including some of our clients. Regulatory decisions may also adversely impact our education clients indirectly. For example, in October 2016, the Department of Education published its final defense to repayment rule, which streamlines and liberalizes a procedure whereby students may have their federal loans forgiven. And, in December 2017, the Department of Education announced a new tiered system approach to determine loan forgiveness. These may streamline the government’s review of students’ requests to have their loans forgiven, which may in turn involve claims by the government against education providers. In connection with these or other investigations of our clients’ marketing practices, regulatory authorities may also make requests to us for information, which requests may consume substantial time and resources and result in a negative effect on our operating results. These and other similar regulatory and enforcement activities have affected, and are expected to continue to affect, our clients’ businesses and marketing practices, which have resulted in, and may continue to result in, a decrease in these clients’ spending with us and fluctuations in the volume and mix of our business with these clients. This may be the case notwithstanding the fact that we are not a target of these regulatory investigations or inquiries and the fact that our marketing practices consist largely of utilizing client-provided or client-approved online marketing materials subject to client advertising guidelines.

In addition, changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and negatively impact our financial results. For example, in September 2017, the Department of Education approved conversion of two for-profit post-secondary education institutions to operate as non-profit post-secondary education institutions.  These conversions may not be successful, may subject the institutions to adverse publicity or otherwise adversely impact our business.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 23% of our net revenue for both the three and six months ended December 31, 2017. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers (including strategic partners). In many instances, third-party publishers can change the media inventory they make available to us at any time in ways that could impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make its media channel or inventory available to us, decides to demand a higher revenue-share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price, and quality requirements, in which case our revenue could decline or our operating costs could increase.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry, and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit, and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We may also make commitments to our clients regarding our security practices in connection with clients due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party, external party, or unrelated third-party, such that electronic or physical computer break-ins, cyber attacks, malware, viruses, fraud, employee error, and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth may continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

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

In addition, our personnel, systems, procedures, and controls may be inadequate to support our future operations. The improvements required to manage growth may require us to make significant expenditures, expand, train and manage our employee base, and reallocate valuable management resources. We may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. Any such expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement such expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and cause us to lose current and potential users and clients. The costs associated with these adjustments to our architecture could harm our operating results. Accordingly, if we fail to effectively manage any future growth, our operating performance will suffer, and we may lose clients, key vendors and key personnel.

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

Acquisitions have historically been an important element of our overall corporate strategy and use of capital. For example, in November 2017, we acquired certain assets relating to the auto insurance, home insurance and mortgage verticals of Katch, LLC. Any future acquisitions, investments or divestitures could be material to our financial condition and results of operations. We may evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

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

We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.

We continue to have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of historical acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names, acquired technology, among others, as of the acquisition date, and are amortized based on their economic lives. We are required to evaluate our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill that is expected to contribute indefinitely to our cash flows is not amortized, but must be evaluated for impairment at least annually. If necessary, a quantitative test is performed to compare the carrying value of the asset to its estimated fair value, as determined based on a discounted cash flow approach, or when available and appropriate, to comparable market values. If the carrying value of the asset exceeds its current fair value, the asset is considered impaired and its carrying value is reduced to fair value through a non-cash charge to earnings. Events and conditions that could result in impairment of our goodwill and intangible assets include adverse changes in the regulatory environment, a reduced market capitalization or other factors leading to reduction in expected long-term growth or profitability.

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

As of December 31, 2017, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 23% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

As of December 31, 2017, our board of directors has authorized a share repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock. As of December 31, 2017, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

In July 2017, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

The following table summarizes the stock repurchase activity during the second quarter of fiscal year 2018 and the number of shares that may yet be purchased pursuant to our stock repurchase program that was available as of December 31, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2017 - October 31, 2017	—	$—	—	966,000
November 1, 2017 - November 30, 2017	62,364	8.36	62,364	903,636
December 1, 2017 - December 31, 2017	—	—	—	903,636
Total	62,364	$8.36	62,364

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
Date: February 5, 2018