Form 10-Q
period 2018-03-31
QUINSTREET, INC
filed 2018-05-10
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Number of shares of common stock outstanding as of April 30, 2018: 47,134,002

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$47,089	$49,571
Accounts receivable, net	69,066	44,059
Prepaid expenses and other assets	7,074	6,225
Total current assets	123,229	99,855
Property and equipment, net	4,259	5,613
Goodwill	62,283	56,118
Other intangible assets, net	9,380	4,105
Other assets, noncurrent	7,848	8,617
Total assets	$206,999	$174,308

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,343	$25,205
Accrued liabilities	38,917	26,223
Deferred revenue	555	1,126
Total current liabilities	69,815	52,554
Other liabilities, noncurrent	3,518	3,672
Total liabilities	73,333	56,226
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 46,982,300 and 45,435,836 shares issued and outstanding at March 31, 2018 and June 30, 2017	47	45
Additional paid-in capital	268,601	263,533
Accumulated other comprehensive loss	(458)	(463)
Accumulated deficit	(134,524)	(145,033)
Total stockholders' equity	133,666	118,082
Total liabilities and stockholders' equity	$206,999	$174,308

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net revenue	$117,925	$79,205	$292,837	$218,253
Cost of revenue (1)	99,982	69,338	251,161	198,803
Gross profit	17,943	9,867	41,676	19,450
Operating expenses: (1)
Product development	3,686	3,147	10,375	10,415
Sales and marketing	2,789	2,243	7,833	7,001
General and administrative	4,889	4,023	13,860	11,848
Restructuring charges	—	38	—	2,441
Operating income (loss)	6,579	416	9,608	(12,255)
Interest income	45	42	118	99
Interest expense	—	(31)	—	(322)
Other income, net	583	142	869	252
Income (loss) before taxes	7,207	569	10,595	(12,226)
(Provision for) benefit from taxes	(90)	10	(86)	1,386
Net income (loss)	$7,117	$579	$10,509	$(10,840)
Net income (loss) per share:
Basic	$0.15	$0.01	$0.23	$(0.24)
Diluted	$0.14	$0.01	$0.21	$(0.24)
Weighted-average shares used in computing net income (loss) per share:
Basic	46,602	45,507	46,047	45,636
Diluted	51,275	45,722	49,201	45,636

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,027	$691	$2,953	$2,390
Product development	495	424	1,455	1,431
Sales and marketing	316	291	921	868
General and administrative	779	671	2,288	2,095
Restructuring charges	—	—	—	42

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income (loss)	$7,117	$579	$10,509	$(10,840)
Other comprehensive income (loss):
Foreign currency translation adjustment	22	(41)	5	(35)
Total other comprehensive income (loss)	22	(41)	5	(35)
Comprehensive income (loss)	$7,139	$538	$10,514	$(10,875)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$10,509	$(10,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,977	8,983
Provision for sales returns and doubtful accounts receivable	381	109
Stock-based compensation	7,617	6,826
Other adjustments, net	(916)	(161)
Changes in assets and liabilities:
Accounts receivable	(25,388)	4,002
Prepaid expenses and other assets	(29)	73
Accounts payable	5,241	1,109
Accrued liabilities	12,646	(1,277)
Deferred revenue	(571)	(160)
Other liabilities, noncurrent	(154)	(388)
Net cash provided by operating activities	15,313	8,276
Cash Flows from Investing Activities
Capital expenditures	(396)	(978)
Business acquisitions	(14,154)	—
Internal software development costs	(1,533)	(1,734)
Other investing activities	868	21
Net cash used in investing activities	(15,215)	(2,691)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	3,165	—
Withholding taxes related to release of restricted stock, net of share settlement	(5,115)	(765)
Repurchases of common stock	(647)	(1,766)
Repayment of revolving loan facility	—	(15,000)
Net cash used in financing activities	(2,597)	(17,531)
Effect of exchange rate changes on cash and cash equivalents	17	(20)
Net decrease in cash and cash equivalents	(2,482)	(11,966)
Cash and cash equivalents at beginning of period	49,571	53,710
Cash and cash equivalents at end of period	$47,089	$41,744
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	295
Cash paid for income taxes	234	368

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2018 and for the three and nine months ended March 31, 2018 and 2017 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC on September 8, 2017. The condensed consolidated balance sheet at June 30, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2018, its condensed consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017, its condensed consolidated statements of comprehensive income (loss) for the three and nine months ended March 31, 2018 and 2017, and its condensed consolidated statements of cash flows for the nine months ended March 31, 2018 and 2017. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2018, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk

The Company had one client that accounted for 22% and 23% of net revenue for the three and nine months ended March 31, 2018 and 20% and 14% of net revenue for the three and nine months ended March 31, 2017. That same client accounted for 14% of net accounts receivable as of both March 31, 2018 and June 30, 2017. One additional client accounted for 10% of net accounts receivable as of March 31, 2018. No other clients accounted for 10% or more of net revenue for the three and nine months ended March 31, 2018 and 2017 or 10% or more of net accounts receivable as of March 31, 2018 and June 30, 2017.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income (loss)	$7,117	$579	$10,509	$(10,840)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income (loss) per share	46,602	45,507	46,047	45,636
Diluted:
Weighted-average shares of common stock used in computing basic net income (loss) per share	46,602	45,507	46,047	45,636
Weighted-average effect of dilutive securities:
Stock options	1,967	11	1,138	—
Restricted stock units	2,706	204	2,016	—
Weighted-average shares of common stock used in computing diluted net income (loss) per share	51,275	45,722	49,201	45,636
Net income (loss) per share:
Basic	$0.15	$0.01	$0.23	$(0.24)
Diluted (1)	$0.14	$0.01	$0.21	$(0.24)
Securities excluded from weighted-average shares used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	155	5,237	1,444	6,472

(1)

Diluted net loss per share for the nine months ended March 31, 2017 does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred. The assumed issuance of any additional shares would be anti-dilutive.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of March 31, 2018 and June 30, 2017, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2018 and June 30, 2017, the Company did not have any Level 2 financial assets or liabilities.

Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2018 and June 30, 2017, the Company did not have any Level 3 financial assets or liabilities.

Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. The Company held money market funds of $10.9 million as of March 31, 2018 and $10.3 million as of June 30, 2017 which are classified as cash equivalents.

5. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of March 31, 2018, the Company has recorded $1.0 million within prepaid expenses and other assets and $6.5 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. As of June 30, 2017, the Company had recorded $1.0 million within prepaid expenses and other assets and $7.3 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. Amortization expense was $0.2 million and $0.8 million for both the three and nine months ended March 31, 2018 and 2017.

6. Acquisitions

In November 2017, the Company acquired certain assets relating to the auto insurance, home insurance and mortgage verticals of Katch, LLC, an online performance marketing company, for $14.0 million in cash to broaden its customer and publisher relationships. The asset acquisition was accounted for as a business combination. The results of the acquired assets of Katch, LLC have been included in the Company’s condensed consolidated financial statements since the acquisition date. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value of the identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is deductible for tax purposes.

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

7. Intangible Assets

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2018			June 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$41,109	$(37,069)	$4,040	$36,908	$(36,689)	$219
Content	61,006	(60,975)	31	61,521	(60,629)	892
Website/trade/domain names	31,112	(29,179)	1,933	31,287	(28,723)	2,564
Acquired technology and others	40,430	(37,054)	3,376	36,733	(36,303)	430
Total	$173,657	$(164,277)	$9,380	$166,449	$(162,344)	$4,105

Amortization of intangible assets was $0.9 million and $2.7 million for the three and nine months ended March 31, 2018 and $1.4 million and $5.0 million for the three and nine months ended March 31, 2017.

Future amortization expense for the Company’s intangible assets as of March 31, 2018 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2018 (remaining three months)	$796
2019	2,918
2020	2,814
2021	1,491
2022	533
Thereafter	828
Total	$9,380

8. Income Taxes

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Effective tax rates for the three and nine months ended March 31, 2018 were considered, however due to the Company’s valuation allowance on domestic deferred tax assets and liabilities, there is no material impact to the Company’s condensed consolidated financial statements as a result of the federal tax rate reductions for fiscal year 2018.

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

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of March 31, 2018 as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No material provision for taxes was recorded for the three and nine months ended March 31, 2018 as the Company has sufficient deferred tax assets to offset taxable income. The Company recorded an immaterial benefit from taxes for the three months ended March 31, 2017. The Company recorded a benefit from taxes of $1.4 million for the nine months ended March 31, 2017 as a result of a tax refund from an amended state tax return filing.

9. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2024. Rent expense was $0.8 million and $2.4 million for the three and nine months ended March 31, 2018 and $0.8 million and $2.5 million for the three and nine months ended March 31, 2017. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of March 31, 2018 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2018 (remaining three months)	$1,000
2019	2,257
2020	2,681
2021	3,513
2022	3,493
Thereafter	4,381
Total	$17,325

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2018 and June 30, 2017.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2018 and June 30, 2017.

Lending Commitments

In the third quarter of 2018, the Company entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase the Company’s presence in the emerging technology career education market. The principal balance at any time cannot exceed $2.5 million and any outstanding principal balance bears interest at 6.00% payable monthly. Repayment of the principal balance can occur without premium or penalty in whole or in part at any time. In the event of an equity offering by the borrower, any outstanding principal balance may be converted to equity securities at the mutual agreement of the Company and borrower. The principal balance and any accrued interest is due on January 1, 2019. No amounts were outstanding as of March 31, 2018.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

10. Stockholders’ Equity

Stock Repurchases

In November 2016, the Board of Directors authorized a stock repurchase program to repurchase up to 750,000 outstanding shares of its common stock. Under this program, during the nine months ended March 31, 2018, the Company repurchased and retired 30,977 shares of its common stock at a weighted-average price of $3.99 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.1 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. This program was completed in July 2017.

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. Under this program, no shares were repurchased during the three months ended March 31, 2018. During the nine months ended March 31, 2018, the Company repurchased and retired 62,364 shares of its common stock at a weighted-average price of $8.36 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.5 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan.

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

As of March 31, 2018, 18,192,370 shares were reserved and 13,915,013 shares were available for issuance under the 2010 Incentive Plan; 3,989,463 shares were reserved and 1,997,599 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three and nine months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Expected term (in years)	4.6	4.5	4.6	4.6
Expected volatility	50%	46%	48%	45%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.4%	1.9%	1.9%	1.3%
Grant date fair value	$4.11	$1.44	$2.04	$1.40

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company estimates the fair value of restricted stock units with a market condition at the date of the grant using the Monte Carlo simulation model. The weighted-average Monte Carlo simulation model assumptions for the three and nine months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Expected term (in years)	4.0	4.0	4.0	4.0
Expected volatility	50%	46%	49%	45%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.4%	2.0%	2.2%	1.1%
Grant date fair value	$8.03	$3.02	$6.69	$2.99

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net revenue:
United States	$115,655	$76,863	$286,523	$213,220
International	2,270	2,342	6,314	5,033
Total net revenue	$117,925	$79,205	$292,837	$218,253

	March 31,	June 30,
	2018	2017
Property and equipment, net:
United States	$3,884	$5,116
International	375	497
Total property and equipment, net	$4,259	$5,613

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 74% and 71% of net revenue for the three and nine months ended March 31, 2018 and 62% and 61% of net revenue for the three and nine months ended March 31, 2017. Our education client vertical represented 17% and 18% of net revenue for the three and nine months ended March 31, 2018 and 24% of net revenue for both the three and nine months ended March 31, 2017. Our other client vertical, consisting of home services and business-to-business technology, represented 9% and 11% of net revenue for the three and nine months ended March 31, 2018 and 14% and 15% of net revenue for the three and nine months ended March 31, 2017. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 22% and 23% of our net revenue for the three and nine months ended March 31, 2018 and 20% and 14% of our net revenue for the three and nine months ended March 31, 2017. No other client accounted for 10% or more of our net revenue for the three and nine months ended March 31, 2018 and 2017.

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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, interest expense, and other income and expense. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense is related to our revolving loan facility which matured in June 2017. We have no borrowing agreements outstanding as of March 31, 2018; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	(In thousands)				(In thousands)
Net revenue	$117,925	100.0%	$79,205	100.0%	$292,837	100.0%	$218,253	100.0%
Cost of revenue (1)	99,982	84.8	69,338	87.5	251,161	85.8	198,803	91.1
Gross profit	17,943	15.2	9,867	12.5	41,676	14.2	19,450	8.9
Operating expenses: (1)
Product development	3,686	3.1	3,147	4.0	10,375	3.5	10,415	4.8
Sales and marketing	2,789	2.4	2,243	2.9	7,833	2.7	7,001	3.2
General and administrative	4,889	4.1	4,023	5.1	13,860	4.7	11,848	5.4
Restructuring charges	—	—	38	—	—	—	2,441	1.1
Operating income (loss)	6,579	5.6	416	0.5	9,608	3.3	(12,255)	(5.6)
Interest income	45	—	42	—	118	—	99	—
Interest expense	—	—	(31)	—	—	—	(322)	(0.1)
Other income, net	583	0.5	142	0.2	869	0.3	252	0.1
Income (loss) before taxes	7,207	6.1	569	0.7	10,595	3.6	(12,226)	(5.6)
(Provision for) benefit from taxes	(90)	(0.1)	10	—	(86)	—	1,386	0.6
Net income (loss)	$7,117	6.0%	$579	0.7%	$10,509	3.6%	$(10,840)	(5.0)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,027	0.9%	$691	0.9%	$2,953	1.0%	$2,390	1.1%
Product development	495	0.4	424	0.5	1,455	0.5	1,431	0.7
Sales and marketing	316	0.3	291	0.4	921	0.3	868	0.4
General and administrative	779	0.7	671	0.8	2,288	0.8	2,095	1.0
Restructuring charges	—	—	—	—	—	—	42	—

Gross Profit

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2018	2017	2018	2017	% Change	% Change
	(In thousands)
Net revenue	$117,925	$79,205	$292,837	$218,253	49%	34%
Cost of revenue	99,982	69,338	251,161	198,803	44%	26%
Gross profit	$17,943	$9,867	$41,676	$19,450	82%	114%

Net Revenue

Net revenue increased $38.7 million, or 49%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Revenue from our financial services client vertical increased $38.4 million, or 79%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to our enhanced product set that allows more effective online marketing spend by clients and better media yields, and due to clients shifting more marketing spend to growing digital media channels. Revenue from our education client vertical increased $0.4 million, or 2%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to increased client demand from U.S. education clients. Revenue from our other client vertical was approximately flat for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to increased client demand in our home services client vertical, offset by decreased client demand in our business-to-business technology client vertical.

Net revenue increased $74.6 million, or 34%, for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. Revenue from our financial services client vertical increased $75.0 million, or 56%, for the nine months ended March

31, 2018, compared to the nine months ended March 31, 2017, primarily due to our enhanced product set that allows more effective online marketing spend by clients and better media yields, and due to clients shifting more marketing spend to growing digital media channels. Revenue from our education client vertical was flat for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, due to increased client demand from international education clients, offset by decreased client demand from U.S. education clients. Revenue from our other client vertical decreased $0.4 million, or 1%, for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, due to decreased client demand in our business-to-business technology client vertical, partially offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased $30.6 million, or 44%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, driven by increased media and marketing costs of $30.7 million and increased personnel costs of $0.1 million, partially offset by decreased amortization of intangible assets of $0.5 million. The increase in media and marketing costs is due to higher revenue. The increase in personnel costs is primarily due to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018, partially offset by lower headcount. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 15% for the three months ended March 31, 2018 and 13% for the three months ended March 31, 2017. The increase in gross margin was primarily attributable to decreased personnel costs and decreased amortization of intangible assets as a percentage of net revenue, partially offset by a higher proportion of our revenue coming from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of net revenue.

Cost of revenue increased $52.3 million, or 26%, for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017, driven by increased media and marketing costs of $57.4 million, partially offset by decreased personnel costs of $2.8 million and decreased amortization of intangible assets of $2.3 million. The increase in media and marketing costs is primarily due to higher revenue. The decrease in personnel costs is primarily due to lower headcount largely driven by the corporate restructuring announced in November 2016, partially offset by increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 14% for the nine months ended March 31, 2018 and 9% for the nine months ended March 31, 2017. The increase in gross margin was primarily attributable to decreased personnel costs and decreased amortization of intangible assets as a percentage of net revenue, partially offset by a higher proportion of our revenue coming from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of net revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2018	2017	2018	2017	% Change	% Change
	(In thousands)
Product development	$3,686	$3,147	$10,375	$10,415	17%	(0%)
Sales and marketing	2,789	2,243	7,833	7,001	24%	12%
General and administrative	4,889	4,023	13,860	11,848	22%	17%
Restructuring charges	—	38	—	2,441	(100%)	(100%)
Operating expenses	$11,364	$9,451	$32,068	$31,705	20%	1%

Product Development Expenses

Product development expenses increased $0.5 million, or 17%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was primarily due to increased personnel costs of $0.3 million largely related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

Product development expenses was approximately flat for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. This was due to decreased personnel costs related to the corporate restructuring announced in November 2016, partially offset by increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.5 million, or 24%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to increased personnel costs of $0.4 million largely related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

Sales and marketing expenses increased $0.8 million, or 12%, for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017, primarily due to increased personnel costs of $0.6 million largely related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 22%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to increased professional services fees of $0.3 million and increased personnel costs of $0.2 million. The increase in professional services fees is largely related to legal expenses and the increase in personnel costs is related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

General and administrative expenses increased $2.0 million, or 17%, for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017, primarily due to increased professional services fees of $1.1 million and increased personnel costs of $0.5 million. The increase in professional services fees is primarily related to the material weakness identified in fiscal year 2017 and legal expenses and the increase in personnel costs is related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018.

Restructuring Charges

In November 2016, we announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. As a result, we recognized total cash and non-cash restructuring costs of $2.4 million related to employee severance and benefits in the nine months ended March 31, 2017, which represented substantially all costs expected to be incurred associated with the corporate restructuring. Benefits from the restructuring began to take effect in the three months ended December 31, 2016 and the restructuring was complete as of June 30, 2017.

(Provision for) Benefit from Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In thousands)
(Provision for) benefit from taxes	$(90)	$10	$(86)	$1,386

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of March 31, 2018 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable.

No material provision for taxes was recorded for the three and nine months ended March 31, 2018 as we have sufficient deferred tax assets to offset taxable income. We recorded an immaterial benefit from taxes for the three months ended March 31, 2017. We recorded a benefit from taxes of $1.4 million for the nine months ended March 31, 2017 as a result of a tax refund from an amended state tax return filing.

Our annual statutory federal tax rate for fiscal year 2018 is expected to be 28% and for fiscal year 2017 was 34%. The decrease in our annual statutory federal tax rate was due to changes in the federal corporate income tax rates as a result of the Tax Reform Act. Due to the effects of our deferred tax asset valuation allowance and our historical net operating losses, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of income or losses before income taxes for the periods.

 Liquidity and Capital Resources

As of March 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $47.1 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, office facilities, and an unfunded lending commitment. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$15,313	$8,276
Net cash used in investing activities	(15,215)	(2,691)
Net cash used in financing activities	(2,597)	(17,531)

Operating Activities

Cash flows from operating activities are primarily the result of our net income (loss) adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $15.3 million for the nine months ended March 31, 2018, compared to cash flows provided by operating activities of $8.3 million for the nine months ended March 31, 2017.

Cash provided by operating activities for the nine months ended March 31, 2018 consisted of a net income of $10.5 million and non-cash adjustments of $13.1 million. In addition, there was a net decrease in cash from changes in working capital of $8.3 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $7.6 million and depreciation and amortization of $6.0 million . The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $25.4 million, offset by an increase in accounts payable and accrued liabilities of $17.9 million. The increase in accounts receivable is due to higher revenue. The increase in accounts payable and accrued liabilities is attributable to higher marketing and media costs and increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2018 which is paid annually after the end of the fiscal year.

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

Cash used in investing activities was $15.2 million for the nine months ended March 31, 2018, compared to cash flows used in investing activities of $2.7 million for the nine months ended March 31, 2017.

Cash used in investing activities in the nine months ended March 31, 2018 was primarily due to our acquisition of certain assets of Katch, LLC for $14.0 million and capital expenditures and internal software development costs of $1.9 million.

Cash used in investing activities in the nine months ended March 31, 2017 was due to primarily due to capital expenditures and internal software development costs of $2.7 million.

Financing Activities

Cash flows from financing activities generally include withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options, repayment of revolving loan facility and repurchases of common stock.

Cash used in financing activities was $2.6 million for the nine months ended March 31, 2018, compared to cash flows used in financing activities of $17.5 million for the nine months ended March 31, 2017.

Cash used in financing activities in the nine months ended March 31, 2018 was due to withholding taxes related to the release of restricted stock, net of share settlement of $5.1 million and repurchases of common stock of $0.6 million, partially offset by proceeds from the exercise of stock options of $3.2 million.

Cash used in financing activities in the nine months ended March 31, 2017 was due to repayment of the revolving loan facility of $15.0 million, repurchases of common stock of $1.8 million and withholding taxes related to the release of restricted stock, net of share settlement of $0.8 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We have an investment in a variable interest entity of which we are not the primary beneficiary and as to which we do not have any material obligations. In the third quarter of 2018, we entered into an unsecured revolving promissory note as lender and as of March 31, 2018, we had an unfunded commitment of $2.5 million as described below.

Contractual Obligations

Our contractual obligations generally relate to operating leases. In April 2018, we amended our headquarters lease, as described below. Additionally, in the third quarter of 2018, we entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase our presence in the emerging technology career education market. The principal balance at any time cannot exceed $2.5 million and any outstanding principal balance bears interest at 6.00% payable monthly. Repayment of the principal balance can occur without premium or penalty in whole or in part at any time. In the event of an equity offering by the borrower, any outstanding principal balance may be converted into equity securities at the mutual agreement of us and the borrower. The principal balance and any accrued interest is due on January 1, 2019. As of March 31, 2018, there were no amounts outstanding. Other than as previously described, there have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017.

Headquarters Lease

We entered into a lease agreement in February 2010 for approximately 63,998 square footage of office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expires on October 31, 2018. The monthly base rent was abated for the first 12 calendar months under the lease, and was $0.1 million through the 24th calendar month of the term of the lease. Monthly base rent increased to $0.2 million for the subsequent 12 months and now increases approximately 3% after each 12-month anniversary during the remaining term.

In April 2018, we amended the lease agreement. The extended lease term period begins on November 1, 2018 and expires on  October 31, 2023. Additionally, the square footage of office space was reduced to approximately 44,556. During the first year of the extended lease term, the monthly base rent will be abated for the first seven months, increase to $0.1 million for the eighth month and increase to $0.2 million for the remaining four months. During the second year of the extended lease term, the monthly base rent will be abated for the first four months, increase to $0.1 million for the fifth month, and increase to $0.3 million for the remaining seven months. Subsequently, after each 12-month anniversary, the monthly base rent will increase by approximately 3%. We have one remaining option to extend the term of the lease for an additional five years following October 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. Notwithstanding the identified material weakness, our management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our condensed consolidated balance sheet, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Our, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services, education and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain, therefore, keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. For example, we believe increased regulation may occur in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information. This could affect our ability to use and share data and may result in expenditures to ensure our ability to store, process and share data in accordance with applicable laws and regulations. Violations or alleged violations of laws by us, our third-party publishers or clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 22% and 23% of our net revenue for the three and nine months ended March 31, 2018. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We are exposed to online security risks and security breaches particularly given that we gather, transmit and store personally identifiable information. If we fail to maintain adequate security and supporting infrastructure, we may be in breach of our commitments to our clients. Unauthorized access to or accidental disclosure of confidential or proprietary data in our network systems may cause us to incur significant expenses and may negatively affect our reputation and business.

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit, and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party, external party, or unrelated third-party, such that electronic or physical computer break-ins, cyber attacks, malware, viruses, fraud, employee error, and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

Security concerns relating to our technological infrastructure, privacy concerns relating to our data collection practices and any perceived or public disclosure of actual unauthorized disclosure of personally identifiable information, whether through breach of our network or that of third-parties which we engage with, by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In the past few years, several major companies, such as Yahoo!, Sony, Home Depot, Target and LinkedIn, have experienced high-profile security breaches that exposed their customers’ personal information. In addition, we could incur significant costs for which our insurance policies may not adequately cover us and expend significant resources in protecting against security breaches and complying with the multitude of state, federal and foreign laws regarding data privacy and data breach notification obligations. We may need to increase our security-related expenditures to maintain or increase our systems’ security or to address problems caused and liabilities incurred by security breaches.

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

As of March 31, 2018, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 21% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our Company. Accordingly, this concentration of ownership may have the effect of:

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

As of March 31, 2018, our board of directors has authorized a share repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock. As of March 31, 2018, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

We may be subject to short selling strategies that may drive down the market price of our common stock.

Short sellers may attempt to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the Securities and Exchange Commission. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves.

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

The following table summarizes the stock repurchase activity during the third quarter of fiscal year 2018 and the number of shares that may yet be purchased pursuant to our stock repurchase program that was available as of March 31, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2018 - January 31, 2018	—	$—	—	903,636
February 1, 2018 - February 28, 2018	—	—	—	903,636
March 1, 2018 - March 31, 2018	—	—	—	903,636
Total	—	$—	—

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
Date: May 10, 2018