Form 10-K
period 2018-06-30
QUINSTREET, INC
filed 2018-09-12
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the NASDAQ Global Select Market on such date, was $295,202,687. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of September 7, 2018: 49,078,172

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2018 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

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

Our proprietary technologies have been developed over the past 19 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

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

Clients

In fiscal years 2018, 2017 and 2016, we had one client, The Progressive Corporation, that accounted for 23%, 17% and 12% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2018, 2017 and 2016. Our top 20 clients accounted for 57%, 52% and 48% of net revenue in fiscal years 2018, 2017 and 2016. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2018, 2017 and 2016, we spent $13.8 million, $13.5 million and $16.4 million on product development.

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

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one client vertical. Examples include LendingTree in the financial services client vertical and Higher Ed Growth, LLC in the education client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo! and Microsoft.

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

Employees

As of June 30, 2018, we had 506 employees, which consisted of 168 employees in product development, 47 in sales and marketing, 39 in general and administration and 252 in operations. None of our employees are represented by a labor union, except for our employees in Brazil who are represented by a union as required by Brazilian law.

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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. We believe that our implementation of our enhanced products and media strategies across our business is in a relatively early stage. As a result, we face risks and uncertainties such as but not limited to:

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

Adverse macroeconomic conditions could cause decreases or delays in spending by our clients and could harm our ability to generate revenue and our results of operations. Moreover, to date, we have generated a large majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue, at least in the near term, will continue to be generated from clients in our financial services and education client verticals. Changes in the market conditions and the regulatory environment in these two highly-regulated client verticals in particular have in the past negatively impacted, and may continue to negatively impact, our clients’ businesses, marketing practices and budgets and, therefore, our financial results. For example, market conditions such as decreased consumer enrollment in client schools could lead to decisions such as cessation of new enrollments or closure of such schools in our education client vertical.

Our, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services, education and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain, therefore, keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. For example, we believe increased regulation may occur in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information. Further, foreign laws and regulations such as the General Data Protection Regulation (“GDPR”), which became effective in May 2018, may apply to our business and marketing activities that are offered to European Union users. The GDPR creates a range of new compliance obligations and penalties for non-compliance are significant. The foregoing could affect our ability to use and share data and may result in expenditures to ensure our ability to store, process and share data in accordance with applicable laws and regulations. Violations or alleged violations of laws by us, our third-party publishers or clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls including SMS or text messaging. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. Additionally, we generate leads from which users provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

Similarly, in July 2015, the Federal Trade Commission initiated an investigation of another publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices, and in January 2016, the Federal Trade Commission filed a lawsuit against a different publicly-traded U.S. for-profit education client with respect to its advertising practices. Moreover, the Department of Education, the Consumer Finance Protection Bureau, the Federal Trade Commission and several state attorneys general currently have open investigations with several other post-secondary educational institutions including some of our clients. Regulatory decisions may also adversely impact our education clients indirectly. For example, in October 2016, the Department of Education published its final defense to repayment rule, which streamlines and liberalizes a procedure whereby students may have their federal loans forgiven. And, in December 2017, the Department of Education announced a new tiered system approach to determine loan forgiveness. This may streamline the government’s review of students’ requests to have their loans forgiven, which may in turn involve claims by the government against education providers. In connection with these or other investigations of our clients’ marketing practices, regulatory authorities may also make requests to us for information, which requests may consume substantial time and resources and result in a negative effect on our operating results. These and other similar regulatory and enforcement activities have affected, and are expected to continue to affect, our clients’ businesses and marketing practices, which have resulted in, and may continue to result in, a decrease in these clients’ spending with us and fluctuations in the volume and mix of our business with these clients. This may be the case notwithstanding the fact that we are not a target of these regulatory investigations or inquiries and the fact that our marketing practices consist largely of utilizing client-provided or client-approved online marketing materials subject to client advertising guidelines.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 23% of our net revenue for fiscal year 2018. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Visitor traffic to our online platforms in our financial services client vertical can increase or decrease with interest rate movements. A decline in interest rates may lead to reduced client demand for media, as there are more consumers in the marketplace seeking financing and, accordingly, clients may receive more organic media volume. Similarly, an increase in interest rates may lead to reduced client demand for media as higher interest rate payments may deter consumers in the marketplace from seeking financing. Further, the credit risks for our financial services client vertical may vary depending on if the loans are secured or unsecured obligations. For example, personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages thus they generally are riskier assets for lenders than mortgages or other secured loans. Federal Reserve Board actions, regulations restricting the amount of interest and fees that may be charged to consumers and general market conditions affecting access to credit could also cause significant visitor fluctuations and have a material and adverse effect on our business.

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

We compete with Internet and traditional media companies for high quality media and for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as LendingTree in the financial services client vertical and Higher Ed Growth, LLC in the education client vertical;
•	offline and online advertising agencies;
•	major Internet portals and search engine companies with advertising networks;
•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;
•	digital advertising exchanges, real-time bidding and other programmatic buying channels;
•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;
•	in-house marketing groups and activities at current or potential clients;
•	offline direct marketing agencies;
•	mobile and social media; and
•	television, radio, and print companies.

Finding, developing and retaining high quality media on a cost-effective basis is challenging because competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue, and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients, and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition, and other areas. Internet search companies with brand recognition, such as Google, Yahoo! and Bing, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Internet advertising and web traffic. Some of these companies may offer or develop more vertically targeted products that match users with products and services and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites, and significantly greater financial, technical, and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins, and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients and market share, and our revenue may decline.

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

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit, and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party, external party, or unrelated third-party, such that electronic or physical computer break-ins, cyber-attacks, malware, viruses, fraud, employee error, and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

Security concerns relating to our technological infrastructure, privacy concerns relating to our data collection practices and any perceived or public disclosure of actual unauthorized disclosure of personally identifiable information, whether through breach of our network or that of third-parties which we engage with, by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In the past few years, several major companies, such as Equifax, Yahoo!, Sony, Home Depot, Target and LinkedIn, have experienced high-profile security breaches that exposed their customers’ personal information. In addition, we could incur significant costs for which our insurance policies may not adequately cover us and expend significant resources in protecting against security breaches and complying with the multitude of state, federal and foreign laws regarding data privacy and data breach notification obligations. We may need to increase our security-related expenditures to maintain or increase our systems’ security or to address problems caused and liabilities incurred by security breaches.

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

Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, users impersonating or scraping our websites, unfavorable media coverage, consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

If we do not effectively manage any future growth or if we are not able to scale our products or upgrade our technology, network hosting infrastructure quickly enough to meet our clients’ needs, our operating performance will suffer and we may lose clients.

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

Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if users or clients perceive our systems to be unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, cyber-attacks, computer viruses or other attempts to harm our systems, and similar events. If we or third-party data centers that we utilize were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Furthermore, we do not currently have backup generators at our Foster City, California headquarters. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results of operations for the period of time in which any disruption of utility services to us occurs.

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

We have previously identified material weaknesses in our internal control over financial reporting in both fiscal years 2017 and 2016. Although we believe these material weaknesses have since been remediated, if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

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

In fiscal years 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in fiscal year 2017, we disclosed a material weakness in internal control over financial reporting over the completeness and accuracy of the accounting for non-standard revenue credits and in fiscal year 2016, we identified a material weakness in our internal control over financial reporting over the accuracy of the accounting for stock-based compensation expense for market-based restricted stock units. We believe we have fully remediated the material weakness identified in fiscal year 2017 as of June 30, 2018, and remediated the material weakness identified in fiscal year 2016 as of June 30, 2017. However, we cannot assure you that the measures we have taken to date will be sufficient to identify or prevent future material weaknesses.

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

As of June 30, 2018, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 19% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our Company. Accordingly, this concentration of ownership may have the effect of:

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

As of June 30, 2018, our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock. As of June 30, 2018, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our principal executive offices are located in a leased facility in Foster City, California, consisting of approximately 63,998 square feet of office space under a lease that expires in October 2018. The lease was amended in April 2018. The extended lease term begins on November 1, 2018 and expires on October 31, 2023 and decreases the square feet of office space to approximately 44,556. This facility accommodates our principal engineering, sales, marketing, operations, finance and administrative activities. We also lease additional facilities to accommodate sales, marketing, and operations throughout the United States. Outside of the United States, we also lease facilities to accommodate engineering, sales, marketing, and operations in Brazil and India.

We may add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business. Certain of our outstanding legal matters include claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our future financial results. However, the outcome of such legal matters is subject to significant uncertainties.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2017	High	Low
First quarter ended September 30, 2016	$4.06	$2.81
Second quarter ended December 31, 2016	$4.32	$2.61
Third quarter ended March 31, 2017	$4.23	$2.96
Fourth quarter ended June 30, 2017	$4.63	$3.44

Fiscal Year Ended June 30, 2018	High	Low
First quarter ended September 30, 2017	$8.00	$3.36
Second quarter ended December 31, 2017	$10.97	$6.86
Third quarter ended March 31, 2018	$14.65	$8.27
Fourth quarter ended June 30, 2018	$14.12	$9.76

On September 7, 2018, the closing price as reported on the NASDAQ Global Select Market of our common stock was $14.13 per share and we had approximately 70 stockholders of record of our common stock.

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

The following table summarizes the stock repurchase activity during the fourth quarter of fiscal year 2018 and the number of shares that may yet be purchased pursuant to our stock repurchase program that was available as of June 30, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2018 - April 30, 2018	—	$—	—	903,636
May 1, 2018 - May 31, 2018	—	—	—	903,636
June 1, 2018 - June 30, 2018	—	—	—	903,636
Total	—	$—	—

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

The following performance graph shows a comparison from June 30, 2013 through June 30, 2018 of cumulative total return for our common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2018.

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

We derived the consolidated statements of operations data for the fiscal years ended June 30, 2018, 2017 and 2016 and the consolidated balance sheets data as of June 30, 2018 and 2017 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for the fiscal years ended June 30, 2015 and 2014 and the consolidated balance sheets data as of June 30, 2016, 2015 and 2014 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$404,358	$299,785	$297,706	$282,140	$282,549
Cost of revenue (1)	345,947	269,409	270,963	252,002	241,907
Gross profit	58,411	30,376	26,743	30,138	40,642
Operating expenses: (1)
Product development	13,805	13,476	16,431	17,948	19,548
Sales and marketing	10,414	9,189	12,020	14,544	16,385
General and administrative	18,556	15,934	17,166	16,823	17,046
Impairment of goodwill	—	—	—	—	95,641
Restructuring charges	—	2,441	—	—	—
Total operating expenses	42,775	41,040	45,617	49,315	148,620
Operating income (loss)	15,636	(10,664)	(18,874)	(19,177)	(107,978)
Interest income	181	138	61	72	115
Interest expense	—	(346)	(585)	(3,818)	(3,825)
Other income (expense), net	687	(2,416)	112	2,671	1,493
Interest and other income (expense), net	868	(2,624)	(412)	(1,075)	(2,217)
Income (loss) before income taxes	16,504	(13,288)	(19,286)	(20,252)	(110,195)
(Provision for) benefit from income taxes	(574)	1,080	(134)	244	(36,209)
Net income (loss)	$15,930	$(12,208)	$(19,420)	$(20,008)	$(146,404)

Net income (loss) per share: (2)
Basic	$0.34	$(0.27)	$(0.43)	$(0.45)	$(3.36)
Diluted	$0.32	$(0.27)	$(0.43)	$(0.45)	$(3.36)

Weighted-average shares used in computing net income (loss) per share:
Basic	46,417	45,594	45,197	44,454	43,528
Diluted	49,872	45,594	45,197	44,454	43,528

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,982	$3,109	$3,780	$3,120	$2,767
Product development	1,949	1,834	2,340	2,395	2,429
Sales and marketing	1,222	1,154	1,825	2,144	2,937
General and administrative	3,029	2,759	3,023	2,196	2,296
Restructuring charges	—	42	—	—	—

(2)	See Note 3, Net Income (Loss) per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock.

	June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$64,700	$49,571	$53,710	$60,468	$84,177
Working capital	69,592	47,301	44,264	69,549	110,412
Total assets	220,296	174,308	193,102	205,153	276,843
Long-term liabilities	3,938	3,672	4,631	20,740	65,448
Total debt	—	—	15,000	15,049	77,263
Total stockholders' equity	148,326	118,082	124,752	135,585	145,151

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$26,979	$18,536	$1,015	$6,133	$18,377
Depreciation and amortization	7,767	11,377	15,087	18,867	26,097
Capital expenditures	610	1,160	1,859	3,346	5,455

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$34,679	$12,010	$7,853	$9,984	$24,189

(1)

We define adjusted EBITDA as net income (loss) less (benefit from) provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net, impairment of goodwill, restructuring, legal settlement expense, external expenses related to the material weakness disclosed in our FY 2017 Annual Report on Form 10-K, and acquisition related expense. Please see the “adjusted EBITDA” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table presents a reconciliation of adjusted EBITDA to net income (loss) calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Net income (loss)	$15,930	$(12,208)	$(19,420)	$(20,008)	$(146,404)
Interest and other (income) expense, net	(868)	2,624	412	1,075	2,217
Provision for (benefit from) income taxes	574	(1,080)	134	(244)	36,209
Depreciation and amortization	7,767	11,377	15,087	18,867	26,097
Stock-based compensation expense	10,182	8,856	10,968	9,855	10,429
Impairment of goodwill	—	—	—	—	95,641
Restructuring	—	2,441	297	439	—
Acquisition costs	667	—	—	—	—
Material weakness related expense	563	—	—	—	—
Shareholder litigation expense	16	—	375	—	—
Contingent consideration adjustment	(152)	—	—	—	—
Adjusted EBITDA	$34,679	$12,010	$7,853	$9,984	$24,189

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the sections titled “Cautionary Note on Forward-Looking Statements” and “Risk Factors.”

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 70%, 62% and 52% of net revenue in fiscal years 2018, 2017 and 2016. Our education client vertical represented 19%, 24% and 30% of net revenue in fiscal years 2018, 2017 and 2016. Our other client vertical, consisting of home services and business-to-business technology, represented 11%, 14% and 18% of net revenue in fiscal years 2018, 2017 and 2016. We generated the majority of our revenue from sales to clients in the United States.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue in fiscal year 2019 will continue to be generated from clients in these two client verticals.

Our financial services client vertical has been challenged by a number of factors in the past, including the limited availability of high quality media at acceptable margins caused by acquisition of media sources by competitors, increased competition for high quality media and changes in search engine algorithms. These effects may impact our business in the future again. To offset this impact, we have enhanced our product set to provide greater segmentation, matching, transparency and right pricing of media that have enabled better monetization to provide greater access to high quality media sources. Moreover, we have entered into strategic partnerships and acquisitions to increase and diversify our access to quality media and client budgets. Our financial services client vertical also benefits from more spending by clients in digital media and performance marketing as digital marketing continues to evolve.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest income, interest expense, and other income and expense. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense is related to our revolving loan facility which matured in June 2017, promissory notes issued in connection with our acquisitions, and imputed interest on non-interest bearing notes. We have no borrowing agreements outstanding as of June 30, 2018; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, impairment of investments and other non-operating items.

Benefit from (Provision for) Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended
	2018		2017		2016
	(In thousands)
Net revenue	$404,358	100.0%	$299,785	100.0%	$297,706	100.0%
Cost of revenue (1)	345,947	85.6	269,409	89.9	270,963	91.0
Gross profit	58,411	14.4	30,376	10.1	26,743	9.0
Operating expenses: (1)
Product development	13,805	3.3	13,476	4.4	16,431	5.5
Sales and marketing	10,414	2.6	9,189	3.1	12,020	4.0
General and administrative	18,556	4.6	15,934	5.3	17,166	5.8
Restructuring charges	—	—	2,441	0.8	—	—
Operating income (loss)	15,636	3.9	(10,664)	(3.5)	(18,874)	(6.3)
Interest income	181	—	138	—	61	—
Interest expense	—	—	(346)	(0.1)	(585)	(0.2)
Other income (expense), net	687	0.2	(2,416)	(0.8)	112	—
Income (loss) before income taxes	16,504	4.1	(13,288)	(4.4)	(19,286)	(6.5)
(Provision for) benefit from income taxes	(574)	(0.2)	1,080	0.3	(134)	—
Net income (loss)	$15,930	3.9%	$(12,208)	(4.1)%	$(19,420)	(6.5)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,982	1.0%	$3,109	1.0%	$3,780	1.3%
Product development	1,949	0.5	1,834	0.6	2,340	0.8
Sales and marketing	1,222	0.3	1,154	0.4	1,825	0.6
General and administrative	3,029	0.7	2,759	0.9	3,023	1.0
Restructuring charges	—	—	42	—	—	—

Gross Profit

	Fiscal Year Ended June 30,			2018 - 2017	2017 - 2016
	2018	2017	2016	% Change	% Change
	(In thousands)
Net revenue	$404,358	$299,785	$297,706	35%	1%
Cost of revenue	345,947	269,409	270,963	28%	(1%)
Gross profit	$58,411	$30,376	$26,743	92%	14%

Net Revenue

Net revenue increased $104.6 million, or 35%, in fiscal year 2018 compared to fiscal year 2017. Our financial services client vertical revenue increased $98.3 million, or 53%, primarily due to our enhanced product set that provides greater segmentation, matching, transparency, and right pricing of media which have enabled access to more media and client budgets and to additional strategic partnerships that have increased and diversified our access to quality media and client budgets. Our education client vertical revenue increased $5.1 million, or 7%, primarily due to increased client demand from not-for-profit education clients. Revenue from other client vertical increased by $1.1 million, or 3%, primarily due to increased client demand in our home services client vertical, partially offset by decreased client demand in our business-to-business technology vertical.

Net revenue increased $2.1 million, or 1%, in fiscal year 2017 compared to fiscal year 2016. Our financial services client vertical revenue increased $29.6 million, or 19%, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets and to additional strategic partnerships that have increased and diversified our access to quality media and client budgets. Our education client vertical revenue decreased $18.0 million, or 20%, primarily due to exits from the channel of some for-profit education clients, decreased client demand as a result of client initiatives which include campus closures and discontinuation of certain education programs and lower budgets from certain education clients. Revenue from other client vertical decreased $9.5 million, or 18%, primarily due to decreased client demand in our business-to-business technology and medical client verticals, partially offset by increased client demand in our home services client vertical.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased $76.5 million, or 28%, in fiscal year 2018 compared to fiscal year 2017. This was primarily driven by increased media and marketing costs of $81.1 million due to higher revenue volumes, as well as increased stock-based compensation expense of $0.9 million. This was primarily offset by decreased personnel costs of $2.3 million, mainly as a result of decreased average headcount in fiscal 2018 as compared to fiscal 2017 and a decrease of $3.4 million in depreciation and amortization expense. The decrease in personnel costs is primarily related to our corporate restructuring announced in November 2016. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized. Depreciation expense declined due to decreased capital investing in recent periods. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 14% in fiscal year 2018 compared to 10% in fiscal year 2017. The increase in gross profit margin was attributable to decreased personnel costs and decreased amortization of intangible assets as a percentage of revenue, partially offset by a higher proportion of our revenue coming from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of revenue.

Cost of revenue decreased $1.6 million, or 1%, in fiscal year 2017 compared to fiscal year 2016, driven by decreased personnel costs of $5.6 million, decreased amortization of intangible assets of $2.7 million, decreased stock-based compensation expense of $0.7 million and decreased depreciation expense of $0.5 million, partially offset by increased media and marketing costs of $8.2 million. The decrease in personnel costs is primarily related to our corporate restructuring announced in November 2016 and decreased incentive compensation associated with the lower achievement of performance objectives. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized and decreased spending in recent periods. The increase in media and marketing costs is primarily due to higher revenue volumes from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of revenue. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 10% in fiscal year 2017 compared to 9% in fiscal year 2016. The increase in gross profit margin was attributable to decreased personnel costs and decreased amortization of intangible as a percentage of revenue, partially offset by a higher proportion of our revenue coming from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of revenue.

Operating Expenses

	Fiscal Year Ended June 30,			2018 - 2017	2017 - 2016
	2018	2017	2016	% Change	% Change
	(In thousands)
Product development	$13,805	$13,476	$16,431	2%	(18%)
Sales and marketing	10,414	9,189	12,020	13%	(24%)
General and administrative	18,556	15,934	17,166	16%	(7%)
Restructuring charges	—	2,441	—	(100%)	100%
Operating expenses	$42,775	$41,040	$45,617	4%	(10%)

Product Development Expenses

Product development expenses increased $0.3 million, or 2%, in fiscal year 2018 compared to fiscal year 2017, primarily due to increased travel expense of $0.3 million mainly attributable to travel costs incurred in connection with our foreign operations.

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

Sales and Marketing Expenses

Sales and marketing expenses increased $1.2 million, or 13%, in fiscal year 2018 compared to fiscal year 2017, primarily due to increased personnel costs associated with higher compensation costs and increased performance incentive compensation associated with the achievement of higher performance objectives.

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

General and Administrative Expenses

General and administrative expenses increased $2.6 million, or 16%, in fiscal year 2018 compared to fiscal year 2017, primarily due to increased personnel costs of $0.8 million, increased legal expense of $0.6 million, and increased professional fees of $0.6 million. The increase in personnel costs was related to increased performance incentive compensation associated with the higher achievement of performance objectives. The increase in legal expense was due to higher expenses related to compliance matters. The increase in professional services fees was due to the material weakness identified in fiscal year 2017.

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

Restructuring Charges

In November 2016, we announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. As a result, we recognized total cash and non-cash restructuring costs of $2.4 million related to employee severance and benefits in the fiscal year ended June 30, 2017, which represented substantially all costs expected to be incurred associated with the corporate restructuring. Benefits from the restructuring began to take effect in the three months ended December 31, 2016 and the restructuring was complete as of June 30, 2017.

Interest and Other Income (Expense), Net

	Fiscal Year Ended June 30,			2018 - 2017	2017 - 2016
	2018	2017	2016	% Change	% Change
	(In thousands)
Interest income	$181	$138	$61	31%	126%
Interest expense	—	(346)	(585)	(100%)	(41%)
Other income (expense), net	687	(2,416)	112	128%	(2257%)
Interest and other income (expense), net	$868	$(2,624)	$(412)	133%	537%

Interest income was immaterial in fiscal years 2018, 2017 and 2016.

Interest expense decreased $0.3 million, or 100% in fiscal year 2018 compared to fiscal year 2017, and $0.2 million, or 41% in fiscal year 2017 compared to fiscal year 2016, primarily due to decreased debt obligations.

Other income (expense), net increased $3.1 million in fiscal year 2018, or 128% compared to fiscal year 2017 primarily due to the impairment of our investment in a privately held entity of $2.5 million in fiscal year 2017 and income from the sale of other assets and domain names that were not considered strategically important to our business. Other income (expense), net decreased $2.5 million in fiscal year 2017 compared to fiscal year 2016, primarily due to the impairment of our investment in a privately held entity of $2.5 million.

Benefit from (Provision for) Income Taxes

	Fiscal Year Ended June 30,
	2018	2017	2016
	(In thousands)
(Provision for) benefit from income taxes	$(574)	$1,080	$(134)
Effective tax rate	3.5%	8.1%	(0.7%)

We recorded an expense from income taxes of $0.6 million in fiscal year 2018, primarily as a result of current state and foreign income taxes. We recorded a benefit from income taxes of $1.1 million in fiscal year 2017, primarily as a result of a tax refund from an amended state tax return filing.

We recorded a provision for income taxes of $0.1 million in fiscal year 2016 primarily due to the outcome of a state tax examination, partially offset by the release of uncertain tax position reserves due to the expiration of the statute of limitations.

Our effective tax rate was 3.5% in fiscal year 2018, 8.1% in fiscal year 2017 and (0.7%) in fiscal year 2016. Due to the effects of our deferred tax asset valuation allowance and our historical net operating loss, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of income (loss) before income taxes for the periods.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly condensed consolidated statements of operations for the eight quarters ended June 30, 2018. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2018	2018	2017	2017	2017	2017	2016	2016
	(In thousands, except per share data)
	(unaudited)
Net revenue	$111,521	$117,925	$87,494	$87,418	$81,532	$79,205	$65,610	$73,438
Costs of revenue	94,786	99,982	75,239	75,940	70,606	69,338	61,657	67,808
Gross profit	16,735	17,943	12,255	11,478	10,926	9,867	3,953	5,630
Operating expenses:
Product development	3,430	3,686	3,475	3,214	3,061	3,147	3,314	3,954
Sales and marketing	2,581	2,789	2,597	2,447	2,188	2,243	2,168	2,590
General and administrative	4,696	4,889	4,511	4,460	4,086	4,023	3,794	4,031
Restructuring charges	—	—	—	—	—	38	2,403	—
Operating income (loss)	6,028	6,579	1,672	1,357	1,591	416	(7,726)	(4,945)
Interest income	63	45	36	37	39	42	36	21
Interest expense	—	—	—	—	(24)	(31)	(135)	(156)
Other (expense) income, net	(182)	583	243	43	(2,668)	142	(25)	135
Income (loss) before income taxes	5,909	7,207	1,951	1,437	(1,062)	569	(7,850)	(4,945)
(Provision for) benefit from income taxes	(488)	(90)	(4)	8	(306)	10	—	1,376
Net income (loss)	$5,421	$7,117	$1,947	$1,445	$(1,368)	$579	$(7,850)	$(3,569)

Net income (loss) per share: (1)
Basic	$0.11	$0.15	$0.04	$0.03	$(0.03)	$0.01	$(0.17)	$(0.08)
Diluted	$0.10	$0.14	$0.04	$0.03	$(0.03)	$0.01	$(0.17)	$(0.08)

Other Financial Data:
Adjusted EBITDA	$10,313	$11,214	$6,569	$6,583	$6,057	$5,191	$(273)	$1,035

(1)	Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year as a result of the different number of shares outstanding during each period.

Adjusted EBITDA

We include adjusted EBITDA in this report because (i) we seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue, (ii) is used internally by management for planning purposes, including preparation of internal budgets; to allocate resources; to evaluate the effectiveness of operational strategies and capital expenditures as well as the capacity to service debt, (iii) it is a key basis upon which management assesses our operating performance, (iv) it is one of the primary metrics investors use in evaluating Internet marketing companies, (v) it is a factor in determining compensation, and (vi) it is an element of certain financial covenants under our historical borrowing arrangements. We define adjusted EBITDA as net income (loss) less benefit from (provision for) income taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net, impairment of goodwill, restructuring expense, external expense related to the material weakness disclosed in our FY 2017 Annual Report on Form 10-K and acquisition related expense.

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), non-recurring charges (such as restructuring expense, external expense related to the material weakness disclosed in our FY 2017 Annual Report on Form 10-K, acquisition related expense and other income and expense) and the non-cash impact of depreciation expense, amortization expense and stock-based compensation expense.

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

The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2018	2018	2017	2017	2017	2017	2016	2016
	(In thousands)
	(unaudited)
Net income (loss)	$5,421	$7,117	$1,947	$1,445	$(1,368)	$579	$(7,850)	$(3,569)
Interest and other (income) expense, net	119	(628)	(279)	(80)	2,653	(153)	124	—
Provision for (benefit from) income taxes	488	90	4	(8)	306	(10)	—	(1,376)
Depreciation and amortization	1,790	1,906	1,810	2,261	2,394	2,660	2,950	3,373
Stock-based compensation expense	2,565	2,617	2,563	2,437	2,072	2,077	2,100	2,607
Restructuring	—	—	—	—	—	38	2,403	—
Acquisition costs	31	112	524	—	—	—	—	—
Material weakness related expense	35	—	—	528	—	—	—	—
Shareholder litigation expense	16	—	—	—	—	—	—	—
Contingent consideration adjustment	(152)	—	—	—	—	—	—	—
Adjusted EBITDA	$10,313	$11,214	$6,569	$6,583	$6,057	$5,191	$(273)	$1,035

Adjusted EBITDA as a percentage of net revenue	9%	10%	8%	8%	7%	7%	—	1%

We seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a level of adjusted EBITDA on a quarterly basis and we expect our adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

As of June 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $64.7 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs and acquisitions from time to time. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, office facilities and an unfunded lending commitment. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Fiscal Year Ended June 30,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$26,979	$18,536	$1,015
Net cash used in investing activities	(15,849)	(4,137)	(5,202)
Net cash provided by (used in) financing activities	3,894	(18,505)	(2,497)

Net Cash Provided by Operating Activities

Cash from operating activities are primarily the result of our net income (loss) adjusted for depreciation and amortization, stock-based compensation expense, impairment of investment and changes in working capital components.

Cash provided by operating activities was $27.0 million for fiscal year 2018 compared to $18.5 million for fiscal year 2017 and $1.0 million for fiscal year 2016.

Cash provided by operating activities in fiscal year 2018 consisted of net income of $15.9 million, adjusted for non-cash adjustments of $17.4 million. In addition, there was a net decrease in cash from changes in working capital of $6.3 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $10.2 million and depreciation and amortization of $7.8 million. The changes in working capital accounts were primarily due to an increase in accounts receivable of $25.0 million primarily due to increased net revenues, offset by an increase in accounts payable and accrued liabilities of $15.8 million, primarily due to an increase in media costs associated with increased revenue, and an increase in accrued performance incentive compensation associated with the higher achievement of performance objectives. The decrease in prepaid expenses and other assets of $1.9 million was primarily due to timing of payments and the decrease in other assets non-current of $1.1 million was primarily due to amortization expense for the year.

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

Net Cash Used in Investing Activities

Cash from investing activities generally include capital expenditures, capitalized internal development costs, and acquisitions from time to time.

Cash used in investing activities was $15.8 million for fiscal year 2018, compared to $4.1 million in fiscal year 2017 and $5.2 million in fiscal year 2016.

Cash used in investing activities in fiscal year 2018 was primarily due to our acquisition of certain assets of Katch, LLC for $14.0 million and capital expenditures and internal software development costs of $2.8 million offset by proceeds from sales of other assets and domain names of $1.1 million.

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

Net Cash Provided by (Used in) Financing Activities

Cash from financing activities generally include repayments on loan facilities and acquisition-related notes payable, repurchases of common stock, payment of withholding taxes related to the release of restricted stock, net of share settlement and proceeds from the exercise of stock options.

Cash provided by financing activities was $3.9 million for fiscal year 2018 compared to cash used of $18.5 million for fiscal year 2017 and $2.5 million for fiscal year 2016.

Cash provided by financing activities in fiscal year 2018 was due to proceeds from the exercise of common stock options of $11.0 million, offset by payment of withholding taxes related to the release of restricted stock, net of share settlement of $6.5 million and repurchases of common stock of $0.6 million.

Cash used in financing activities in fiscal year 2017 was due to repayment of the revolving loan facility of $15.0 million, repurchases of common stock of $2.5 million and payment of withholding taxes related to the release of restricted stock, net of share settlement of $1.0 million.

Cash used in financing activities in fiscal year 2016 was primarily due to payment of withholding taxes related to the release of restricted stock, net of share settlement of $2.5 million.

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

Additionally, in the third quarter of 2018, we entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase our presence in the emerging technology career education market. The principal balance at any time cannot exceed $2.5 million and any outstanding principal balance bears interest at an annual rate of 6.00% payable monthly. Repayment of the principal balance can occur without premium or penalty in whole or in part at any time. In the event of an equity offering by the borrower, any outstanding principal balance may be converted into equity securities of the borrower at the mutual agreement of us and the borrower. Any outstanding principal balance and any accrued and unpaid interest is due on January 1, 2019. As of June 30, 2018, there were no amounts outstanding.

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of June 30, 2018:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating Leases	$16,892	$2,149	$6,447	$6,948	$1,348
Lending Commitment(1)	—	—	—	—	—
Total	$16,892	$2,149	$6,447	$6,948	$1,348

(1)

The lending commitment represents the unfunded balance on the unsecured revolving promissory note described under “Off Balance Sheet Arrangements” as of June 30, 2018. The principal balance anytime cannot exceed $2.5 million and repayment of the principal balance can occur without premium or penalty in whole or in part at any time. Refer to Note 9 for more information on the lending commitment.

The above table does not include approximately $2.2 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

In April 2018, we amended the lease agreement. The extended lease term period begins on November 1, 2018 and expires on October 31, 2023. Additionally, the square footage of office space was reduced to approximately 44,556. During the first year of the extended lease term, the monthly base rent will be abated for the first eight months, and increases to $0.2 million for the remaining four months. During the second year of the extended lease term, the monthly base rent will be abated for the first four months, increase to $0.2 million for the fifth month, and increase to $0.3 million for the remaining seven months. Subsequently, after each 12-month anniversary, the monthly base rent will increase by approximately 3%. We have one option to extend the term of the lease for an additional five years following October 31, 2023.

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

Revenue Recognition

Revenue earned through the delivery of qualified leads, inquiries, clicks, calls, applications, customers and, to a lesser extent, display advertisements, or impressions constituted all revenue in fiscal years 2018, 2017 and 2016. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, inquiry, click, call, application, or customer is delivered to the client provided that no significant obligations remain.

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

We perform our annual goodwill impairment test on April 30 and conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, we consider the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. We had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2018 and 2017. Based on the results of the qualitative assessment completed as of April 30, 2018 and 2017,  there were no indicators of impairment.

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

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2018, 2017 and 2016, we evaluated our long-lived assets and concluded there were no indicators of impairment.

Income Taxes

We account for income taxes using an asset and liability approach to record deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. A valuation allowance is recorded against our deferred tax assets which are not expected to be realized. Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 due to the significant negative evidence that the near term realization of certain assets were deemed unlikely. We continue to maintain the valuation allowance as of June 30, 2018.

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

QUINSTREET, INC.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption "Selected Quarterly Financial Data.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuinStreet, Inc. and its subsidiaries as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018 including the related notes and financial statement schedule appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

September 11, 2018

We have served as the Company’s auditor since 2000.

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$64,700	$49,571
Accounts receivable, net	68,492	44,059
Prepaid expenses and other assets	4,432	6,225
Total current assets	137,624	99,855
Property and equipment, net	4,211	5,613
Goodwill	62,283	56,118
Other intangible assets, net	8,573	4,105
Other assets, noncurrent	7,605	8,617
Total assets	$220,296	$174,308
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,506	$25,205
Accrued liabilities	34,811	26,223
Deferred revenue	715	1,126
Total current liabilities	68,032	52,554
Other liabilities, noncurrent	3,938	3,672
Total liabilities	71,970	56,226
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 48,146,384 and 45,435,836 shares issued and outstanding at June 30, 2018 and June 30, 2017	48	45
Additional paid-in capital	277,761	263,533
Accumulated other comprehensive loss	(380)	(463)
Accumulated deficit	(129,103)	(145,033)
Total stockholders' equity	148,326	118,082
Total liabilities and stockholders' equity	$220,296	$174,308

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2018	2017	2016
Net revenue	$404,358	$299,785	$297,706
Cost of revenue (1)	345,947	269,409	270,963
Gross profit	58,411	30,376	26,743
Operating expenses: (1)
Product development	13,805	13,476	16,431
Sales and marketing	10,414	9,189	12,020
General and administrative	18,556	15,934	17,166
Restructuring charges	—	2,441	—
Operating income (loss)	15,636	(10,664)	(18,874)
Interest income	181	138	61
Interest expense	—	(346)	(585)
Other income (expense), net	687	(2,416)	112
Income (loss) before income taxes	16,504	(13,288)	(19,286)
(Provision for) benefit from income taxes	(574)	1,080	(134)
Net income (loss)	$15,930	$(12,208)	$(19,420)

Net income (loss) per share:
Basic	$0.34	$(0.27)	$(0.43)
Diluted	$0.32	$(0.27)	$(0.43)

Weighted-average shares used in computing net income (loss) per share:
Basic	46,417	45,594	45,197
Diluted	49,872	45,594	45,197

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,982	$3,109	$3,780
Product development	1,949	1,834	2,340
Sales and marketing	1,222	1,154	1,825
General and administrative	3,029	2,759	3,023
Restructuring charges	—	42	—

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended June 30,
	2018	2017	2016
Net income (loss)	$15,930	$(12,208)	$(19,420)
Other comprehensive income (loss):
Foreign currency translation adjustment	83	(45)	(5)
Total other comprehensive income (loss)	83	(45)	(5)
Comprehensive income (loss)	$16,013	$(12,253)	$(19,425)

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2015	44,617,850	$45	—	$—	$249,358	$(413)	$(113,405)	$135,585
Issuance of common stock upon exercise of stock options	4,531	—	—	—	26	—	—	26
Release of restricted stock, net of share settlement	934,914	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,048	—	—	11,048
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(2,482)	—	—	(2,482)
Net loss	—	—	—	—	—	—	(19,420)	(19,420)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Balance at June 30, 2016	45,557,295	$45	—	$—	$257,950	$(418)	$(132,825)	$124,752
Release of restricted stock, net of share settlement	597,564	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,088	—	—	9,088
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,018)	—	—	(1,018)
Repurchase of common stock	—	—	(719,023)	(2,487)	—	—	—	(2,487)
Retirement of treasury stock	(719,023)	—	719,023	2,487	(2,487)	—	—	—
Net loss	—	—	—	—	—	—	(12,208)	(12,208)
Other comprehensive loss	—	—	—	—	—	(45)	—	(45)
Balance at June 30, 2017	45,435,836	$45	—	$—	$263,533	$(463)	$(145,033)	$118,082
Issuance of common stock upon exercise of stock options	1,465,265	1	—	—	11,114	—	—	11,115
Release of restricted stock, net of share settlement	1,338,624	2	—	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	—	10,250	—	—	10,250
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(6,487)	—	—	(6,487)
Repurchase of common stock	—	—	(93,341)	(647)	—	—	—	(647)
Retirement of treasury stock	(93,341)	—	93,341	647	(647)	—	—	—
Net income	—	—	—	—	—	—	15,930	15,930
Other comprehensive income	—	—	—	—	—	83	—	83
Balance at June 30, 2018	48,146,384	$48	—	$—	$277,761	$(380)	$(129,103)	$148,326

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$15,930	$(12,208)	$(19,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,767	11,377	15,087
Impairment of investment	—	2,500	—
Provision for sales returns and doubtful accounts receivable	525	291	789
Stock-based compensation	10,182	8,898	10,968
Other adjustments, net	(1,108)	(116)	(65)
Changes in assets and liabilities:
Accounts receivable	(24,958)	2,868	(1,767)
Prepaid expenses and other assets	1,910	830	4,448
Deferred taxes	(51)	(430)	(496)
Other assets, noncurrent	1,096	891	(8,179)
Accounts payable	7,350	5,394	(505)
Accrued liabilities	8,489	(1,155)	608
Deferred revenue	(411)	(74)	(8)
Other liabilities, noncurrent	258	(530)	(445)
Net cash provided by operating activities	26,979	18,536	1,015
Cash Flows from Investing Activities
Capital expenditures	(610)	(1,160)	(1,859)
Business acquisitions	(14,154)	—	—
Internal software development costs	(2,146)	(2,185)	(3,482)
Restricted cash	—	(766)	—
Other investing activities	1,061	(26)	139
Net cash used in investing activities	(15,849)	(4,137)	(5,202)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	11,028	—	26
Repayment of revolving loan facility	—	(15,000)	—
Principal payments on acquisition-related notes payable	—	—	(41)
Payment of withholding taxes related to release of restricted stock, net of share settlement	(6,487)	(1,018)	(2,482)
Repurchases of common stock	(647)	(2,487)	—
Net cash provided by (used in) financing activities	3,894	(18,505)	(2,497)
Effect of exchange rate changes on cash and cash equivalents	105	(33)	(74)
Net increase (decrease) in cash and cash equivalents	15,129	(4,139)	(6,758)
Cash and cash equivalents at beginning of period	49,571	53,710	60,468
Cash and cash equivalents at end of period	$64,700	$49,571	$53,710
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	295	643
Cash paid for income taxes	245	390	863
Supplemental Disclosure of Noncash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	215	98	—
Retirement of treasury stock	(647)	(2,487)	—

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

Revenue Recognition

Revenue earned through the delivery of qualified leads, clicks, calls, customers and, to a lesser extent, display advertisements, or impressions constituted all revenue in fiscal years 2018, 2017 and 2016. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified lead, inquiry, click, call, application, or customer is delivered to the client provided that no significant obligations remain.

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

Separately from the agreements the Company has with clients, the Company also has agreements with Internet search companies, third-party publishers and strategic partners to generate potential qualified leads, inquiries, clicks, calls, applications, or customers for our clients. The Company receives a fee from its clients and separately pays a fee to the Internet search companies, third-party publishers and strategic partners. The Company is the primary obligor in the transaction. As a result, the fees paid by its clients are recognized as revenue and the fees paid to its Internet search companies, third-party publishers and strategic partners are included in cost of revenue.

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. In fiscal years 2018, 2017 and 2016, the Company had one client, The Progressive Corporation that accounted for 23%, 17% and 12% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2018, 2017 and 2016.

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. The Company had two clients, The Progressive Corporation, that accounted for 13% and 14% of net accounts receivable as of June 30, 2018 and 2017, and Dream Center Education Holdings, that accounted for 13% and 0% of net accounts receivable as of June 30, 2018 and 2017. No other client accounted for 10% or more of net accounts receivable as of June 30, 2018.

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

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. As of June 30, 2018, the Company maintains $0.9 million cash restricted as collateral for letters of credit that is reflected within other assets, noncurrent, in the Company’s consolidated balance sheet.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the developments of website content are included within cost of revenue in the Company’s consolidated statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized $2.0 million, $2.1 million and $3.5 million in fiscal years 2018, 2017 and 2016. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations.

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

The Company performs its annual goodwill impairment test on April 30 and conducts a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. The Company had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2018 and 2017. Based on the results of the qualitative assessment completed as of April 30, 2018 and 2017, there were no indicators of impairment.

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

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2018, 2017 and 2016, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 5.6 years as of June 30, 2018.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s comprehensive (loss) income and accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

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

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2018, 2017 or 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. In May 2016, the FASB amended this standard to address improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standard becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company will adopt the new standard effective July 1, 2018 using the modified retrospective approach. The Company has evaluated the overall impact of the new standard on its consolidated financial statements, related disclosures and internal control over financial reporting and has not identified any provisions that are expected to have a material impact on how the Company recognizes revenue and related expenses. The Company is expecting to include additional financial statement disclosures upon the adoption.

In February 2016, the FASB issued a new accounting standard update which replaces ASC 840, “Leases.” The new guidance requires a lessee to recognize on its balance sheet a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability representing its lease payment obligations. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance becomes effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently assessing the impact of this new guidance and has not made any decisions with respect to the timing of adoption.

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

In January 2017, the FASB issued a new accounting standard update, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company will adopt the new standard effective July 1, 2018, on a prospective basis and the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income (loss)	$15,930	$(12,208)	$(19,420)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income (loss) per share	46,417	45,594	45,197
Diluted:
Weighted average shares of common stock used in computing basic net income (loss) per share	46,417	45,594	45,197
Weighted average effect of dilutive securities:
Stock options	1,334	—	—
Restricted stock units	2,121	—	—
Weighted average shares of common stock used in computing diluted net income (loss) per share	49,872	45,594	45,197
Net income (loss) per share:
Basic	$0.34	$(0.27)	$(0.43)
Diluted (1)	$0.32	$(0.27)	$(0.43)
Securities excluded from weighted-average shares used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	1,129	7,060	5,331

(1)

In fiscal 2017 and 2016, diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred as the assumed issuance of any additional shares would be anti-dilutive.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of June 30, 2018 and 2017, the Company used Level 1 assumptions for its money market funds.

Level 2 — Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2018 and 2017, the Company did not have any Level 2 financial assets or liabilities.

Level 3 — Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2018 and 2017, the Company did not have any Level 3 financial assets or liabilities.

The Company measures certain assets, including its cost method investment, at fair value on a nonrecurring basis only if an impairment is recognized. The resulting fair value is considered to be a Level 3 measurement.

Cash Equivalents

The Company held money market funds of $10.9 million as of June 30, 2018 and $10.3 million as of June 30, 2017 which are classified as cash equivalents.

Variable Interest Entities

A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of the VIE requires significant assumptions and judgments, including the identification of significant activities and an assessment of the Company’s ability to direct those activities. The Company has an equity interest in a privately held entity that is a VIE, of which the Company is not the primary beneficiary. Accordingly, the equity interest is recognized at cost.

The Company’s policy is to recognize an impairment in the carrying value of its equity interest in the privately held entity when clear identified events or changes in conditions have a material adverse effect on the fair value of the equity interest. Determining the fair value requires management’s judgement based on the specific facts and circumstances. Events and conditions that could lead to an impairment include a prolonged period of decline in the operating performance and financial condition of the privately held entity or adverse changes in the regulatory environment or market conditions in which the privately held entity operates. During the fourth quarter of 2017, the Company became aware of adverse changes in the privately held entity’s expected future operating performance which indicated that its equity interest in the privately held entity of $2.5 million would not be recoverable. Accordingly, in the fourth quarter of 2017, the Company recorded an impairment of $2.5 million in other income (expense), net in the Company’s consolidated statements of operations. As of June 30, 2017, the Company has no remaining exposure to loss related to the Company’s investment in the privately held entity.

5. Acquisitions

In November 2017, the Company acquired certain assets relating to the auto insurance, home insurance and mortgage verticals of Katch, LLC, an online performance marketing company, for $14.0 million in cash to broaden its customer and publisher relationships. The acquisition was accounted for as a business combination. The results of the acquired assets of Katch, LLC have been included in the Company’s consolidated financial statements since the acquisition date. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value of the identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. Accounting guidance provides that the allocation of the purchase price may be modified for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The goodwill is deductible for tax purposes.

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

6. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2018	2017
Accounts receivable	$70,317	$46,009
Less: Allowance for doubtful accounts	(727)	(547)
Less: Allowance for sales returns	(1,098)	(1,403)
Total	$68,492	$44,059

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2018	2017
Computer equipment	$12,266	$12,581
Software	11,513	11,386
Furniture and fixtures	3,060	3,020
Leasehold improvements	1,937	1,917
Internal software development costs	33,654	31,605
Total property plant and equipment, gross	62,430	60,509
Less: Accumulated depreciation and amortization	(58,219)	(54,896)
Total property plant and equipment, net	$4,211	$5,613

Depreciation expense was $1.5 million, $2.3 million and $3.8 million for fiscal years 2018, 2017 and 2016. Amortization expense related to internal software development costs was $2.8 million, $2.9 million and $2.4 million for fiscal years 2018, 2017 and 2016.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2018	2017
Income tax receivable	$909	$2,761
Prepaid expenses	3,030	3,051
Other assets	493	413
Total	$4,432	$6,225

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract and is assessed for impairment annually. As of June 30, 2018, the Company had recorded $1.0 million within prepaid expenses and other assets and $6.3 million within other assets, noncurrent on the Company’s consolidated balance sheet. As of June 30, 2017, the Company had recorded $1.0 million within prepaid expenses and other assets and $7.3 million within other assets, noncurrent in the Company’s consolidated balance sheet. Amortization expense was $1.0 million, $1.0 million and $0.7 million for fiscal years 2018, 2017 and 2016.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2018	2017
Accrued media costs	$25,612	$19,917
Accrued compensation and related expenses	5,332	1,936
Accrued professional service and other business expenses	3,867	4,370
Total	$34,811	$26,223

7. Intangible Assets, Net and Goodwill

Intangible assets, net consisted of the following (in thousands):

	June 30, 2018			June 30, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$41,101	$(37,286)	$3,815	$36,908	$(36,689)	$219
Content	60,969	(60,930)	39	61,521	(60,629)	892
Website/trade/domain names	31,098	(29,369)	1,729	31,287	(28,723)	2,564
Acquired technology and others	38,900	(35,910)	2,990	36,733	(36,303)	430
Total	$172,068	$(163,495)	$8,573	$166,449	$(162,344)	$4,105

Amortization of intangible assets was $3.5 million, $6.2 million and $8.9 million for fiscal years 2018,  2017 and 2016.

Future amortization expense for the Company’s intangible assets as of June 30, 2018 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2019	$2,908
2020	2,812
2021	1,491
2022	533
2023	343
Thereafter	486
Total	$8,573

The changes in the carrying amount of goodwill for fiscal years 2018 and 2017 were as follows (in thousands):

Goodwill
Balance at June 30, 2016	$56,118
Additions	—
Impairment	—
Balance at June 30, 2017	56,118
Additions	6,165
Impairment	—
Balance at June 30, 2018	$62,283

8. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
US	$17,218	$(12,286)	$(18,291)
Foreign	(714)	(1,002)	(995)
Total	$16,504	$(13,288)	$(19,286)

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Current
Federal	$(2)	$(16)	$(131)
State	479	(1,270)	(23)
Foreign	210	191	271
Total current provision for (benefit from) income taxes	687	(1,095)	117
Deferred
Federal	(113)	15	15
State	—	—	—
Foreign	—	—	2
Total deferred (benefit from) provision for income taxes	(113)	15	17
Total provision for (benefit from) income taxes	$574	$(1,080)	$134

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income (loss) before income taxes was as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Federal tax rate	27.6%	34.0%	34.0%
States taxes, net of federal benefit	(1.4)%	14.5%	7.7%
Foreign rate differential	0.3%	(0.3)%	(1.1)%
Stock-based compensation expense	(20.8)%	(23.9)%	(15.7)%
Change in valuation allowance	(151.3)%	(18.7)%	(25.2)%
Research and development credits	(4.8)%	2.5%	2.7%
Federal tax rate change impact	146.3%	—	—
Other	7.6%	—	(3.1)%
Effective income tax rate	3.5%	8.1%	(0.7)%

The components of the long-term deferred tax assets and liabilities, net were as follows (in thousands):

	Fiscal Year Ended June 30,
	2018	2017
Noncurrent:
Reserves and accruals	$2,072	$2,198
Stock options	2,590	4,805
Intangible assets	22,716	41,639
Net operating loss	22,791	27,719
Fixed assets	188	194
Tax credits	6,320	4,488
Other	580	868
Total noncurrent deferred tax assets	57,257	81,911
Valuation allowance - Long-term	(57,197)	(81,964)
Noncurrent deferred tax assets (liabilities), net	$60	$(53)

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 due to the significant negative evidence that the near term realization of certain assets were deemed unlikely. The Company regularly assesses the continuing need for a valuation allowance against its deferred tax assets. Significant judgment is required to determine whether a valuation allowance continues to be necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the continued need for a valuation allowance the Company considers, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, and the duration of statutory carryforward periods. As of June 30, 2018, the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable and continues to maintain a full valuation allowance against its deferred tax assets.

As of June 30, 2018 and 2017, the Company had a federal operating loss carryforward of approximately $82.4 million and $69.5 million. As of June 30, 2018 and 2017, the Company’s state operating loss carryforward was approximately $47.1 million and $37.1 million. The federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2034. The operating loss carryforward in Brazil was approximately $2.5 million and does not have an expiration date. The operating loss carryforward in the India jurisdiction was approximately $5.5 million which will begin to expire on June 30, 2021. The Company has federal and California research and development tax credit carry-forwards of approximately $3.1 million and $6.3 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2033, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code effective January 1, 2018 and onwards, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21%, implementation of a territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of non-US subsidiaries, net operating loss deduction limitations, expensing for fixed assets, revenue recognition changes and 100% disallowance of entertainment expense. The Company continues to analyze the Tax Act and implement relevant changes in the accounting for income taxes.

In addition on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 which provides guidance on accounting for the tax effects of the Tax Act. The guidance provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with the guidance, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is complete. The Company has determined that the inclusion of the transition tax calculation requires more time to analyze and apply recent IRS guidance.  The Company has recognized provisional tax impacts related to deemed repatriated earnings.  The Company does not expect the one-time transition tax to have a material impact on the consolidated financial statements due to overall accumulated earnings deficit in the Company’s international subsidiaries for which the transition tax applies.  The Company believes accounting for the change to the US statutory tax rate to its deferred tax balances is complete and appropriately reflected in the financial statements for the year ended June 30, 2018. In the current year the change to the corporate tax rate resulted in a reduction of the Company’s deferred tax assets by $24.2 million which is offset with a valuation allowance and is presented in the disclosures above. The Company is still within the measurement period as of June 30, 2018 and no further conclusions have been made. The ultimate impact of the Tax Act on the Company’s consolidated financial statements may differ from the provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Act.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Balance at the beginning of the year	$2,838	$3,175	$3,263
Gross increases - current period tax positions	429	295	362
Gross increases - prior period tax positions	70	51	38
Gross decreases - prior period tax positions	—	(429)	—
Reductions as a result of lapsed statute of limitations	(81)	(254)	(488)
Balance at the end of the year	$3,256	$2,838	$3,175

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s benefit from (provision for) income taxes. As of June 30, 2018, the Company has accrued $1.1 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as a noncurrent liability in the Company’s consolidated balance sheet.

As of June 30, 2018, unrecognized tax benefits of $1.1 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2013. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. As of June 30, 2018, the tax years 2013 through 2017 remain open in the U.S., the tax years 2012 through 2017 remain open in the various state jurisdictions, and the tax years 2014 through 2017 remain open in various foreign jurisdictions.

9. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2024. Rent expense for fiscal years 2018, 2017 and 2016 was $3.4 million, $3.4 million and $3.4 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of June 30, 2018 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2019	$2,149
2020	2,854
2021	3,593
2022	3,580
2023	3,368
Thereafter	1,348
Total	$16,892

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

In April 2018, the Company amended the lease agreement. The extended lease term period begins on November 1, 2018 and expires on October 31, 2023. During the first year of the extended lease term, the monthly base rent will be abated for the first eight months and increases to $0.2 million for the remaining four months. During the second year of the extended lease term, the monthly base rent will be abated for the first four months, increase to $0.2 million for the fifth month, and increase to $0.3 million for the remaining seven months. Subsequently, after each 12-month anniversary, the monthly base rent will increase by approximately 3%. The Company has one remaining option to extend the term of the lease for an additional five years following October 31, 2023.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2018 and June 30, 2017.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2018 and 2017.

Lending Commitments

In the third quarter of fiscal 2018, the Company entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase the Company’s presence in the emerging technology career education market. The principal balance at any time cannot exceed $2.5 million and any outstanding principal balance bears interest at 6.00% payable monthly. Repayment of the principal balance can occur without premium or penalty in whole or in part at any time. In the event of an equity offering by the borrower, any outstanding principal balance may be converted to equity securities at the mutual agreement of the Company and borrower. The principal balance and any accrued interest is due on January 1, 2019. No amounts were outstanding as of June 30, 2018.

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

10. Stockholders’ Equity

Stock Repurchases

In November 2016, the Board of Directors authorized a stock repurchase program to repurchase up to 750,000 outstanding shares of its common stock. Under this program, in fiscal year 2017, the Company repurchased 719,023 shares of its common stock at a weighted-average price of $3.43 per share, excluding a broker commission of $0.03 per share, at a total cost of $2.5 million. In fiscal year 2018, the Company repurchased and retired 30,977 shares of its common stock at a weighted-average price of $3.99 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.1 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. This program was completed in July 2017.

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. Under this program, during fiscal year 2018, the Company repurchased and retired 62,364 shares of its common stock at a weighted-average price of $8.36 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.5 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan.

Retirement of Treasury Stock

In fiscal year 2017, the Company retired 719,023 shares of its common stock with a carrying value of $2.5 million and in fiscal year 2018, the Company retired 93,341 shares of its common stock with a carrying value of $0.6 million. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

11. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $10.2 million, $8.9 million and $11.0 million. There were no tax benefits realized in fiscal years 2018, 2017 and 2016 due to the Company’s full valuation allowance.

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

Prior to fiscal year 2016, the Company granted restricted stock units with a service condition (“service-based RSUs”). Beginning in fiscal year 2016, the Company also began granting to employees RSUs with a service and market condition (“market-based RSUs”) that requires that the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. To date, the Company has issued ISOs, NQSOs, RSUs and performance-based stock awards under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. RSUs granted to employees prior to fiscal year 2013 generally vest over five years of continuous service, with 15 percent of the RSUs vesting on the one-year anniversary of the date of grant, 60 percent vesting in equal quarterly installments over the following three years and the remaining 25 percent vesting in equal quarterly installments over the last year of the vesting period. RSUs granted to employees starting in fiscal year 2013 generally vest over four years of continuous service, with 25 percent of the RSUs vesting on the one-year anniversary of the date of grant and 6.25% vesting quarterly thereafter for the next 12 quarters. In fiscal year 2018, a portion of the RSUs granted to employees fully vest after one year of continuous service.

An aggregate of 18,192,370, shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2018, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance is increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 13,924,924 shares available for issuance under the 2010 Incentive Plan as of June 30, 2018.

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

An aggregate of 3,989,463 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2018. This amount is increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 1,994,521 shares available for issuance under the Directors’ Plan as of June 30, 2018.

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

The weighted-average Black-Scholes model assumptions and the weighted-average grant date fair value of stock options in fiscal years 2018, 2017 and 2016 were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Expected term (in years)	4.6	4.5	3.9
Expected volatility	48%	45%	43%
Expected dividend yield	—	—	—
Risk-free interest rate	1.9%	1.3%	1.0%
Grant date fair value	$2.09	$1.41	$1.83

The Company estimates the fair value of market-based RSUs at the date of the grant using the Monte Carlo simulation model. The weighted-average Monte Carlo simulation model assumptions in fiscal years 2018, 2017 and 2016 were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Expected term (in years)	4.0	4.0	4.0
Expected volatility	50%	45%	47%
Expected dividend yield	—	—	—
Risk-free interest rate	2.4%	1.1%	1.3%
Grant date fair value	$7.66	$3.01	$5.04

The fair value of service-based RSUs is determined based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans in fiscal years 2018 and 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Shares	Price	(In years)	(In thousands)
Outstanding at June 30, 2016	4,307,248	$9.78	2.67	$15
Granted	1,767,018	3.62
Exercised	—	—
Forfeited	(137,925)	4.31
Expired	(1,714,762)	12.15
Outstanding at June 30, 2017	4,221,579	$6.50	4.17	$996
Granted	802,080	4.98
Exercised	(1,465,265)	7.59
Forfeited	(6,700)	4.01
Expired	(37,731)	11.73
Outstanding at June 30, 2018	3,513,963	$5.65	4.18	$24,989
Vested and expected-to-vest at June 30, 2018 (1)	3,368,259	$5.71	4.11	$23,779
Vested and exercisable at June 30, 2018	1,812,483	$6.98	2.82	$10,593

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes outstanding and exercisable stock options by range of exercise price as of June 30, 2018:

	Options Outstanding			Options Exercisable
Range or Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.40 - $3.40	50,000	5.59	$3.40	16,666	$3.40
$3.59 - $3.59	366,667	5.43	$3.59	131,771	$3.59
$3.63 - $3.63	818,365	5.08	$3.63	219,905	$3.63
$3.91 - $3.91	75,000	3.34	$3.91	69,791	$3.91
$4.01 - $4.01	635,896	6.07	$4.01	—	$—
$4.31 - $5.65	356,993	3.10	$4.84	305,949	$4.84
$5.72 - $6.90	402,548	2.64	$6.20	399,907	$6.20
$7.01 - $9.55	506,039	3.30	$9.17	373,539	$9.31
$9.64 - $12.40	222,455	0.84	$11.05	214,955	$11.02
$15.60 - $15.60	80,000	1.55	$15.60	80,000	$15.60
$3.40 - $15.60	3,513,963	4.18	$5.65	1,812,483	$6.98

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised in fiscal years 2018, 2017 and 2016 (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Intrinsic value	$6,440	$—	$1
Cash received	11,115	—	26
Tax benefit	—	—	—

As of June 30, 2018, there was $2.3 million of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted-average period of 2.62 years.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans in fiscal years 2018 and 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Contractual Life	Value
	Shares	Fair Value	(In years)	(In thousands)
Outstanding at June 30, 2016	1,911,909	$5.79	1.33	$6,691
Granted	1,904,506	3.55
Vested	(907,288)	6.10
Forfeited	(359,464)	4.90
Outstanding at June 30, 2017	2,549,663	$4.12	1.11	$10,632
Granted	1,622,672	4.63
Vested	(1,408,386)	4.33
Forfeited	(96,422)	4.57
Outstanding at June 30, 2018	2,667,527	$4.33	0.86	$33,878

As of June 30, 2018, there was $6.4  million of total unrecognized compensation expense related to service-based RSUs which are expected to be recognized over a weighted-average period of 1.75 years.

Market-Based Restricted Stock Unit Activity

The following table summarizes the market-based RSU activity under the 2010 Incentive Plan in fiscal years 2018 and 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Contractual Life	Value
	Shares	Fair Value	(In years)	(In thousands)
Outstanding at June 30, 2016	1,005,602	$5.03	1.36	$3,570
Granted	312,660	3.01
Vested	—	—
Forfeited	(224,973)	4.20
Outstanding at June 30, 2017	1,093,289	$4.57	1.22	$4,559
Granted	68,840	$7.66
Vested	(617,435)	4.75
Forfeited	(46,426)	3.84
Outstanding at June 30, 2018	498,268	$4.89	0.96	$6,328

As of June 30, 2018, there was $0.6 million of total unrecognized compensation expense related to market-based RSUs which are expected to be recognized over a weighted average period of 0.96 years.

At the time of vesting, a portion of service-based RSUs and market-based RSUs are withheld by the Company to provide for federal and state tax withholding obligations resulting from the release of the service-based RSUs and market-based RSUs.

The total aggregate intrinsic value of service-based RSUs and market-based RSUs that vested and were issued was $19.0 million, $2.9 million and $6.9 million for the fiscal years 2018, 2017 and 2016. There were no tax benefits realized in fiscal 2018, 2017 and 2016 due to the Company’s full valuation allowance.

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Net revenue:
United States	$395,880	$292,370	$291,526
International	8,478	7,415	6,180
Total net revenue	$404,358	$299,785	$297,706

	June 30,	June 30,
	2018	2017
Property and equipment, net:
United States	$3,875	$5,116
International	336	497
Total property and equipment, net	$4,211	$5,613

	June 30,	June 30,
	2018	2017
Other intangible assets, net:
United States	$8,441	$4,007
International	132	98
Total other intangible assets, net	$8,573	$4,105

13. Restructuring Costs

In November 2016, the Company announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. The following table summarizes the restructuring charges for the fiscal year 2017 (in thousands):

Fiscal Year Ended
June 30, 2017
Employee severance and benefits	$2,399
Non-cash employee severance and benefits - stock-based compensation	42
Total restructuring charges	$2,441

The costs were paid in cash in fiscal year 2017. The corporate restructuring was complete as of June 30, 2017. There were no restructuring charges for fiscal year 2018.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosures and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets,
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2018.

The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Remediation of Previously Reported Material Weakness

As disclosed in our fiscal year 2017 10-K, our management determined that we had a material weakness in internal control over financial reporting over the completeness and accuracy of the accounting for non-standard revenue credits. Specifically, our internal controls did not identify non-standard revenue credits authorized but not timely communicated to finance to ensure proper accounting evaluation. We have taken steps to remediate the material weakness previously reported. Specifically, we have:

•	Designed and implemented a control to identify non-standard revenue credits issued to ensure proper accounting evaluation;
•	Developed and communicated a formal policy relating to non-standard revenue credits; and
•	Implemented annual revenue recognition training requirements focused on senior-level management, customer-facing employees as well as finance, sales and marketing personnel.

Based on our evaluation and testing of the controls implemented, we believe they are designed appropriately, operating effectively, and provide reasonable assurance that our financial statements are fairly presented in all material respects. As such, management determined that, as of June 30, 2018, our implementation of the enhanced controls fully remediated the material weakness previously reported.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2018.

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

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts, sales returns and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts and sales returns
Fiscal year 2016	$2,064	$789	$(568)	$2,285
Fiscal year 2017	$2,285	$291	$(626)	$1,950
Fiscal year 2018	$1,950	$525	$(650)	$1,825

Deferred tax asset valuation allowance
Fiscal year 2016	$73,241	$6,627	$—	$79,868
Fiscal year 2017	$79,868	$2,096	$—	$81,964
Fiscal year 2018	$81,964	$(24,767)	$—	$57,197

Note: Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales credits are charged against revenue.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

See the exhibit index immediately following the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.	8-K	001-34628	2.1	November 8, 2010

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-163228	3.2	December 22, 2009

3.2	Bylaws.	S-1/A	333-163228	3.4	December 22, 2009

4.1	Form of QuinStreet, Inc.’s Common Stock Certificate.	S-1/A	333-163228	4.1	January 14, 2010

10.1+	QuinStreet, Inc. 2008 Equity Incentive Plan.	S-1	333-163228	10.1	November 19, 2009

10.2+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).	S-1	333-163228	10.2	November 19, 2009

10.3+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).	S-1	333-163228	10.3	November 19, 2009

10.4+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).	S-1	333-163228	10.4	November 19, 2009

10.5+	QuinStreet, Inc. 2010 Equity Incentive Plan.	S-8	333-165534	99.9	March 17, 2010

10.6+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).	S-8	333-165534	99.10	March 17, 2010

10.7+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).	S-8	333-165534	99.11	March 17, 2010

10.8+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.8	August 23, 2012

10.9+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.9	August 23, 2012

10.10+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).	10-K	001-34628	10.10	August 20, 2013

10.11+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.12	March 17, 2010

10.12+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.13	March 17, 2010

10.13+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.14	March 17, 2010

10.15+	Annual Incentive Plan.	S-1/A	333-163228	10.12	January 14, 2010

10.16	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.	10-Q	001-34628	10.1	November 8, 2011

10.17	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Guaranty dated as of February 15, 2013.	10-Q	001-34628	10.1	February 15, 2013

10.18	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.	10-Q	001-34628	10.1	May 12, 2010

10.19+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.	S-1/A	333-163228	10.19	January 26, 2010

10.20	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.	8-K	001-34628	10.1	June 27, 2012

10.21	License and Investment Agreement by and among QuinStreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.	10-K	001-34628	10.19	August 23, 2012

10.23	Transition Agreement dated September 18, 2013 between the Company and Scott Mackley.	8-K	001-34628	10.1	September 19, 2013

10.24	Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.	8-K	001-34628	10.2	September 19, 2013

10.26	Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of July 17, 2014, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	July 22, 2014

10.27+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.27	September 12, 2014

10.28+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.	10-Q	001-34628	10.1	February 6, 2015

10.29	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	June 12, 2015

10.30+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.30	August 19, 2015

10.31	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.	10-Q	001-34628	10.1	February 9, 2016

10.32	Form of Change in Control Severance Agreement.	10-Q	001-34628	10.1	November 9, 2016

10.33+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.33	September 8, 2017

10.34+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.34	September 8, 2017

10.35*	Amended Office Lease Metro Center, dated February 25, 2010 between the registrant and CA-Metro Center Limited Partnership

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2018.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and Chief	September 11, 2018
Douglas Valenti	Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer and Senior Vice President	September 11, 2018
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Matthew Glickman	Director	September 11, 2018
Matthew Glickman
/s/ Stuart Huizinga	Director	September 11, 2018
Stuart Huizinga

/s/ Robin Josephs	Director	September 11, 2018
Robin Josephs

/s/ David Pauldine	Director	September 11, 2018
David Pauldine

/s/ Gregory Sands	Director	September 11, 2018
Gregory Sands

/s/ Marjorie T. Sennett	Director	September 11, 2018
Marjorie T. Sennett
/s/ Andrew Sheehan	Director	September 11, 2018
Andrew Sheehan

/s/ James Simons	Director	September 11, 2018
James Simons