Form 10-Q
period 2018-09-30
QUINSTREET, INC
filed 2018-11-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of October 31, 2018: 49,289,914

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$70,519	$64,700
Accounts receivable, net	65,668	68,492
Prepaid expenses and other assets	5,297	4,432
Total current assets	141,484	137,624
Property and equipment, net	4,126	4,211
Goodwill	62,283	62,283
Other intangible assets, net	7,835	8,573
Other assets, noncurrent	7,330	7,605
Total assets	$223,058	$220,296

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,129	$32,506
Accrued liabilities	31,015	34,811
Deferred revenue	881	715
Total current liabilities	66,025	68,032
Other liabilities, noncurrent	4,008	3,938
Total liabilities	70,033	71,970
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 49,145,985 and 48,146,384 shares issued and outstanding at September 30, 2018 and June 30, 2018	49	48
Additional paid-in capital	277,084	277,761
Accumulated other comprehensive loss	(302)	(380)
Accumulated deficit	(123,806)	(129,103)
Total stockholders' equity	153,025	148,326
Total liabilities and stockholders' equity	$223,058	$220,296

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net revenue	$112,869	$87,418
Cost of revenue (1)	96,813	75,940
Gross profit	16,056	11,478
Operating expenses: (1)
Product development	3,305	3,214
Sales and marketing	2,044	2,447
General and administrative	5,394	4,460
Operating income	5,313	1,357
Interest income	66	37
Other (expense) income, net	(67)	43
Income before taxes	5,312	1,437
(Provision for) benefit from taxes	(15)	8
Net income	$5,297	$1,445
Net income per share:
Basic	$0.11	$0.03
Diluted	$0.10	$0.03
Weighted-average shares used in computing net income per share:
Basic	48,663	45,578
Diluted	52,441	46,728

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,539	$925
Product development	401	476
Sales and marketing	284	299
General and administrative	887	737

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net income	$5,297	$1,445
Other comprehensive income:
Foreign currency translation adjustment	78	9
Total other comprehensive income	78	9
Comprehensive income	$5,375	$1,454

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$5,297	$1,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,648	2,261
Provision for sales returns and doubtful accounts receivable	245	139
Stock-based compensation	3,111	2,437
Other adjustments, net	(145)	—
Changes in assets and liabilities:
Accounts receivable	2,779	(4,975)
Prepaid expenses and other assets	(682)	(712)
Accounts payable	1,657	2,275
Accrued liabilities	(3,919)	(115)
Deferred revenue	166	(292)
Other liabilities, noncurrent	70	(139)
Net cash provided by operating activities	10,227	2,324
Cash Flows from Investing Activities
Capital expenditures	(334)	(124)
Internal software development costs	(596)	(543)
Other investing activities	145	—
Net cash used in investing activities	(785)	(667)
Cash Flows from Financing Activities
Withholding taxes related to release of restricted stock, net of share settlement	(5,857)	(726)
Repurchases of common stock	—	(125)
Proceeds from exercise of common stock options	2,144	—
Net cash used in financing activities	(3,713)	(851)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	90	(10)
Net increase in cash, cash equivalents and restricted cash	5,819	796
Cash, cash equivalents and restricted cash at beginning of period	65,588	50,459
Cash, cash equivalents and restricted cash at end of period	$71,407	$51,255
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$70,519	$50,367
Restricted cash included in other assets, noncurrent	888	888
Total cash, cash equivalents and restricted cash	$71,407	$51,255
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	99	90

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketplace products and technologies. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, home services and business-to-business technology. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India. While the majority of the Company’s operations and revenue are in North America, the Company has emerging businesses in Brazil and India.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2018 and for the three months ended September 30, 2018 and 2017 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC on September 12, 2018. The condensed consolidated balance sheet at June 30, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at September 30, 2018 and its condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended September 30, 2018 and 2017. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

The Company derives revenue primarily from fees earned through the delivery of qualified clicks, leads, inquiries, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. As of July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606) which governs how the Company recognizes revenues in these arrangements. The Company applied the provisions of ASC 606 using the modified retrospective approach, with the cumulative effect of the adoption recognized as of July 1, 2018, to all contracts that had not been completed as of that date. Under ASC 606, the Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

As part of determining whether a contract exists, probability of collection is assessed on a client-by-client basis at the outset of the contract. Clients are subjected to a credit review process that evaluates the clients’ financial position and the ability and intention to pay. If it is determined from the outset of an arrangement that the client does not have the ability or intention to pay, the Company will conclude that a contract does not exist and will continuously reassess its evaluation until the Company is able to conclude that a contract does exist.

Generally, the Company’s contracts specify the period of time as one month, but in some instances the term may be longer. However, for most of the Company’s contracts with clients, either party can terminate the contract at any time without penalty. Consequently, enforceable rights and obligations only exist on a day-to-day basis, resulting in individual daily contracts during the specified term of the contract or until one party terminates the contract prior to the end of the specified term.

The Company has assessed the services promised in its contracts with clients and has identified one performance obligation, which is a series of distinct services. Depending on the client’s needs, these services consist of a specified number or an unlimited number of clicks, leads, calls, applications, customers, etc. (hereafter collectively referred to as “marketing results”) to be delivered over a period of time. The Company satisfies these performance obligations over time as the services are provided. The Company does not promise to provide any other significant goods or services to its clients.

Transaction price is measured based on the consideration that the Company expects to receive from a contract with a client. The Company’s contracts with clients contain variable consideration as the price for an individual marketing result varies on a day-to-day basis depending on the market-driven amount a client has committed to pay. However, because the Company ensures the stated period of its contracts do not span multiple reporting periods, the contractual amount within a period is based on the number of marketing results delivered within the period. Therefore, the transaction price for any given period is fixed and no estimation of variable consideration is required.

If a marketing result delivered to a client does not meet the contractual requirements associated with that marketing result, the Company’s contracts allow for clients to return a marketing result generally within 5-10 days of having received the marketing result. Such returns are factored into the amount billed to the client on a monthly basis and consequently result in a reduction to revenue in the same month the marketing result is delivered. No warranties are offered to the Company’s clients.

The Company does not allocate transaction price as the Company has only one performance obligation and its contracts do not span multiple periods. Taxes collected from clients and remitted to governmental authorities are not included in revenue.

The Company bills clients monthly in arrears for the marketing results delivered during the preceding month. The Company’s standard payment terms are 30-60 days. Consequently, the Company does not have significant financing components in its arrangements.

Separately from the agreements the Company has with clients, the Company also has agreements with Internet search companies, third-party publishers and strategic partners to generate potential marketing results for its clients. The Company receives a fee from its clients and separately pays a fee to the Internet search companies, third-party publishers and strategic partners. The Company is the primary obligor in the transaction. As a result, the fees paid by its clients are recognized as revenue and the fees paid to its Internet search companies, third-party publishers and strategic partners are included in cost of revenue.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk

The Company had one client that accounted for 25% and 24% of net revenue for the three months ended September 30, 2018 and 2017. That same client accounted for 13% of net accounts receivable as of September 30, 2018 and June 30, 2018. One additional client accounted for 16% and 13% of net accounts receivable as of September 30, 2018 and June 30, 2018. No other clients accounted for 10% or more of net revenue for the three months ended September 30, 2018 or 2017 or 10% or more of net accounts receivable as of September 30, 2018 and June 30, 2018.

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

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. As of September 30, 2018 and June 30, 2018, the Company held money market funds of $11.0 million and $10.9 million which are classified as cash equivalents. As of September 30, 2018 and June 30, 2018, the Company maintains $0.9 million cash restricted as collateral for letters of credit.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. In May 2016, the FASB amended this standard to address improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The new standard becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company adopted the new standard effective July 1, 2018 using the modified retrospective approach. The adoption of the standard did not have a material effect on any individual line within the Company’s condensed consolidated financial statements nor on the financial statements as a whole. Therefore, the Company has not included the impact of adoption by line item in its disclosures.

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

In November 2016, the FASB issued a new accounting standard update on the disclosure of restricted cash on the statement of cash flows. The new guidance requires the statement of cash flows explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period.  The Company adopted the new standard effective July 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.  The adoption of this standard is not expected to have an impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued a new accounting standard update which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted the new standard effective on July 1, 2018, on a prospective basis and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued a new accounting standard update to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on the types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The new guidance became effective on July 1, 2018 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Revenue

Disaggregation of Revenue

The following table shows the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Net revenue:
Financial Services	$77,366	$58,569
Education	22,439	18,147
Other	13,064	10,702
Total net revenue	$112,869	$87,418

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	September 30,	June 30,
	2018	2018
Deferred revenue	$881	$715
Client deposits	734	684

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. Significant changes in the liability balances during the period relate to advance consideration received from clients, offset by revenue recognized of $1.8 million.

4. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2018	2017
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$5,297	$1,445
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	48,663	45,578
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	48,663	45,578
Weighted-average effect of dilutive securities:
Stock options	1,884	115
Restricted stock units	1,894	1,035
Weighted-average shares of common stock used in computing diluted net income per share	52,441	46,728
Net income per share:
Basic	$0.11	$0.03
Diluted	$0.10	$0.03
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	95	2,777

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

5. Fair Value Measurements

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of September 30, 2018 and June 30, 2018, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2018 and June 30, 2018, the Company did not have any Level 2 financial assets or liabilities.

Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of  September 30, 2018 and June 30, 2018, the Company did not have any Level 3 financial assets or liabilities.

6. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of September 30, 2018, the Company has recorded $1.0 million within prepaid expenses and other assets and $6.0 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. As of June 30, 2018, the Company had recorded $1.0 million within prepaid expenses and other assets and $6.3 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. Amortization expense was $0.3 million for both the three months ended September 30, 2018 and 2017.

7. Acquisitions

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

Pro forma results of operations have not been presented because the effect of the acquisition was not material effect to the results of the prior periods presented.

8. Intangible Assets

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2018			June 30, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$41,094	$(37,503)	$3,591	$41,101	$(37,286)	$3,815
Content	60,931	(60,896)	35	60,969	(60,930)	39
Website/trade/domain names	31,084	(29,555)	1,529	31,098	(29,369)	1,729
Acquired technology and others	38,899	(36,219)	2,680	38,900	(35,910)	2,990
Total	$172,008	$(164,173)	$7,835	$172,068	$(163,495)	$8,573

Amortization of intangible assets was $0.7 million and $1.1 million for the three months ended September 30, 2018 and 2017.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of September 30, 2018 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2019 (remaining nine months)	$2,172
2020	2,810
2021	1,491
2022	533
2023	343
Thereafter	486
Total	$7,835

9.  Income Taxes

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Effective tax rates for the three months ended September 30, 2018 were considered, however due to the Company’s valuation allowance on domestic deferred tax assets and liabilities, there is no material impact to the Company’s condensed consolidated financial statements as a result of the federal tax rate reductions for fiscal year 2019. The guidance provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with the guidance, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is complete.

As a result of the Tax Reform Act, the Company has also considered the impact of the foreign transitions tax. The Company has determined that the inclusion of the transition tax calculation requires more time to analyze and apply recent IRS guidance. The Company has recognized provisional tax impacts related to deemed repatriated earnings. The Company does not expect the one-time transition tax to have a material impact on the consolidated financial statements due to overall accumulated earnings deficit in the Company’s international subsidiaries for which the transition tax applies. The Company plans to account for any changes in the estimate as a part of the measurement period adjustments in the reporting period such adjustment is made. The Company is still within the measurement period as of September 30, 2018 and no further conclusions have been made. The ultimate impact of the Tax Act on the Company’s consolidated financial statements may differ from the provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Act.

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014 and continues to maintain that full valuation allowance as of September 30, 2018 as the Company believes it is not more likely than not that the net deferred tax assets will be fully realizable. The Company intends to maintain a valuation allowance in these jurisdictions until sufficient positive evidence exists to support reversal.  Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, in the near future, sufficient positive evidence may become available to reach a conclusion that all or some portion of the U.S. valuation allowance will no longer be needed.

No material provision for taxes was recorded for the three months ended September 30, 2018 as the Company has sufficient deferred tax assets to offset taxable income. The Company recorded an immaterial benefit from taxes for the three months ended September 30, 2017.

10. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2026. Rent expense was $1.0 million and $0.8 million for the three months ended September 30, 2018 and 2017. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual minimum lease payments under noncancelable operating leases as of September 30, 2018 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2019 (remaining nine months)	$1,151
2020	2,862
2021	3,597
2022	3,580
2023	3,368
Thereafter	1,348
Total	$15,906

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2018 and June 30, 2018.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2018 and June 30, 2018.

Lending Commitments

In the third quarter of fiscal 2018, the Company entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase the Company’s presence in the emerging technology career education market. The principal balance at any time cannot exceed $2.5 million and any outstanding principal balance bears interest at 6.00% payable monthly. Repayment of the principal balance can occur without premium or penalty in whole or in part at any time. In the event of an equity offering by the borrower, any outstanding principal balance may be converted to equity securities at the mutual agreement of the Company and borrower. The principal balance and any accrued interest is due on January 1, 2019. No amounts were outstanding as of September 30, 2018.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Stockholders’ Equity

Stock Repurchases

In November 2016, the Board of Directors authorized a stock repurchase program to repurchase up to 750,000 outstanding shares of its common stock. Under this program, during the three months ended September 30, 2017, the Company repurchased and retired 30,977 shares of its common stock at a weighted-average price of $3.99 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.1 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. This program was completed in July 2017.

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. Under this program, no repurchases were made during the three months ended September 30, 2018 and 2017.

The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

12. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and RSUs to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). Prior to fiscal year 2016, the Company granted RSUs with a service condition (“service-based RSUs”). In fiscal year 2016, the Company began granting to employees RSUs with a market condition (“market-based RSUs”) that requires that the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In the first quarter of fiscal 2019, the Company began granting to employees RSUs with a performance condition (“performance-based RSUs”) that vest variably subject to the achievement of revenue growth and adjusted EBITDA targets. The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs, and performance-based RSUs under its stock incentive plans.

As of September 30, 2018, 20,599,689 shares were reserved and 14,994,754 shares were available for issuance under the 2010 Incentive Plan; 4,333,939 shares were reserved and 2,336,040 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended
	September 30,
	2018	2017
Expected term (in years)	4.3	4.6
Expected volatility	55%	47%
Expected dividend yield	—	—
Risk-free interest rate	2.8%	1.8%
Grant date fair value	$6.56	$1.65

The Company estimates the fair value of market-based RSUs at the date of the grant using the Monte Carlo simulation model. There were no grants of market-based RSUs during the three months ended September 30, 2018. The weighted-average Monte Carlo simulation model assumptions for the three months ended September 30, 2017 were as follows:

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended
September 30,
2017
Expected term (in years)	4.0
Expected volatility	47%
Expected dividend yield	—
Risk-free interest rate	1.8%
Grant date fair value	$3.39

The Company estimates the fair value of service-based RSUs and performance-based RSUs based on the closing price of the Company’s common stock on the grant date. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Net revenue:
United States	$110,788	$85,070
International	2,081	2,348
Total net revenue	$112,869	$87,418

	September 30,	June 30,
	2018	2018
Property and equipment, net:
United States	$3,831	$3,875
International	295	336
Total property and equipment, net	$4,126	$4,211

	September 30,	June 30,
	2018	2018
Other intangible assets, net:
United States	$7,721	$8,441
International	114	132
Total other intangible assets, net	$7,835	$8,573

14. Subsequent Events

On October 1, 2018, the (“Closing”), the Company completed the purchase of AmOne Corp. ("AmOne"), an online performance marketing company in the personal loans vertical. The purchase consideration for all of the outstanding shares of AmOne was approximately (i) $20.3 million, subject to certain closing adjustments including adjustments for cash, debt and net asset balance and (ii) up to $8.0 million in additional post-Closing payments, payable in equal semi-annual installments over a two year period, with the first installment payable six-months following the date of Closing. The acquisition will be accounted for as a business combination and the results of operations of AmOne will be included in the Company's results of operations beginning October 1, 2018. The Company is currently evaluating the purchase price allocation for this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,”  “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Management Overview

We are a leader in performance marketplace products and technologies. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, home services, and business-to-business technology. Our clients include some of the world’s largest companies and brands in those markets. While the majority of our operations and revenue are in North America, we also have emerging businesses in Brazil and India.

We deliver measurable and cost-effective marketing results to our clients, typically in the form of a qualified lead, inquiry, click, call, application, or customer. Clicks, leads, inquiries, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified clicks, leads, inquiries, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver clicks, leads, inquiries, calls, applications, and customers to our clients, generally we:

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

•	match these clicks, leads, inquiries, calls, applications, or customers to client offerings or brands that we believe can meet visitor interests or needs and client targets and requirements; and
•	optimize client matches and media costs such that we achieve desired results for clients and a sound financial outcome for us.

Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we continue to believe we are in the early stages of a large, long-term market opportunity.

Our business derives its net revenue from fees earned through the delivery of qualified clicks, leads, inquiries, calls, applications, or customers and, to a lesser extent, display advertisements, or impressions. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our two largest client verticals are financial services and education. Our financial services client vertical represented 69% and 67% of net revenue for the three months ended September 30, 2018 and 2017. Our education client vertical represented 20% and 21% of net revenue for the three months ended September 30, 2018 and 2017. Our other client verticals, consisting of home services and business-to-business technology, represented 11% and 12% of net revenue for the three months ended September 30, 2018 and 2017. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 25% and 24% of our net revenue for the three months ended September 30, 2018 and 2017. No other client accounted for 10% or more of our net revenue for the three months ended September 30, 2018 and 2017.

Trends Affecting our Business

Client Verticals

To date, we have generated the majority of our revenue from clients in our financial services and education client verticals. We expect that a majority of our revenue for the remainder of fiscal year 2019 will continue to be generated from clients in these two client verticals.

Our financial services client vertical has been challenged by a number of factors in the past, including the limited availability of high quality media at acceptable margins caused by the acquisition of media sources by competitors, increased competition for high quality media and changes in search engine algorithms. These factors may impact our business in the future again. To offset this impact, we have enhanced our product set to provide greater segmentation, matching, transparency and right pricing of media that have enabled better monetization to provide greater access to high quality media sources. Moreover, we have entered into strategic partnerships and acquisitions to increase and diversify our access to quality media and client budgets. Our financial services client vertical also benefits from more spending by clients in digital media and performance marketing as digital marketing continues to evolve.

Our education client vertical has been significantly challenged by regulations and enforcement activity affecting U.S. for-profit education institutions over the past several years. For example, in July 2015, the Federal Trade Commission initiated an investigation of a publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have, and may continue to, result in a decrease in these clients’ spending with us and other vendors and fluctuations in the volume and mix of our business with these clients. To offset the impact these regulatory and investigative activities have had on the U.S. for-profit education clients, we have broadened our product set from our traditional lead business with the addition of better qualified and matched leads or inquiries, clicks and calls; we believe these new enhanced products better match U.S. for-profit education client needs in the current regulatory environment. We have also broadened our markets in education to include not-for-profit schools and international markets in Brazil and India. Moreover, we have entered into strategic partnerships to increase and diversify our access to quality media and client budgets.

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

An example of a regulatory change that may affect our business is the amendment of the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls. Our clients may make business decisions based on their own experiences with the TCPA regardless of our products and compliance practices. Those decisions may negatively affect our revenue and profitability.

Basis of Presentation

Net Revenue

Our business generates revenue from fees earned through the delivery of qualified clicks, leads, inquiries, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education and “other” (which includes home services and business-to-business technology).

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

Other (Expense) Income, Net

Other (expense) income, net, consists primarily of interest income and other income and expense. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. We have no borrowing agreements outstanding as of September 30, 2018; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business and other non-operating items.

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

For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2018		2017
	(In thousands)
Net revenue	$112,869	100.0%	$87,418	100.0%
Cost of revenue (1)	96,813	85.8	75,940	86.9
Gross profit	16,056	14.2	11,478	13.1
Operating expenses: (1)
Product development	3,305	2.9	3,214	3.7
Sales and marketing	2,044	1.8	2,447	2.8
General and administrative	5,394	4.8	4,460	5.0
Operating income	5,313	4.7	1,357	1.6
Interest income	66	—	37	—
Other (expense) income, net	(67)	—	43	—
Income before taxes	5,312	4.7	1,437	1.6
(Provision for) benefit from taxes	(15)	—	8	—
Net income	$5,297	4.7%	$1,445	1.6%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,539	1.4%	$925	1.1%
Product development	401	0.4%	476	0.5%
Sales and marketing	284	0.3%	299	0.3%
General and administrative	887	0.8%	737	0.8%

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2018	2017	% Change
	(In thousands)
Net revenue	$112,869	$87,418	29%
Cost of revenue	96,813	75,940	27%
Gross profit	$16,056	$11,478	40%

Net Revenue

Net revenue increased $25.5 million, or 29%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Revenue from our financial services client vertical increased $18.8 million, or 32%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. Revenue from our education client vertical increased $4.3 million, or 24%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to increased client demand from U.S. education clients. Revenue from our other client vertical increased $2.4 million, or 22%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to increased client demand in our home services client vertical.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased $20.9 million, or 27%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, driven by increased media and marketing costs of $19.5 million and increased personnel costs of $1.1 million, partially offset by decreased amortization expense of $0.4 million. The increase in media and marketing costs is primarily due to higher revenue volumes. The increase in personnel costs is primarily due to higher headcount and increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2019. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 14% for the three months ended September 30, 2018 compared to 13% for the three months ended September 30, 2017. The increase in gross margin was attributable to decreased amortization of intangible assets and lower personnel costs as a percentage of net revenue offset by higher media and marketing costs as a percentage of net revenue.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2018	2017	% Change
	(In thousands)
Product development	$3,305	$3,214	3%
Sales and marketing	2,044	2,447	(16%)
General and administrative	5,394	4,460	21%
Operating expenses	$10,743	$10,121	6%

Product Development Expenses

Product development expenses increased $0.1 million, or 3%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.4 million, or 16%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to decreased personnel costs due to lower headcount.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 21%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increased personnel costs of $0.2 million, and increased business tax expenses $0.2 million. Personnel costs increased mainly as a result of annual compensation increases and payroll related taxes.

(Provision for) Benefit from Taxes

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
(Provision for) benefit from taxes	$(15)	$8

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014 and continue to maintain a full valuation allowance against our deferred tax assets as of September 30, 2018 as we believe it is not more likely than not that the net deferred tax assets will be fully realizable. We continue to monitor the realizability of our deferred tax assets.

No material provision for income taxes was recorded for the three months ended September 30, 2018 as we have sufficient deferred tax assets to offset taxable income. We recorded an immaterial benefit from taxes for the three months ended September 30, 2017.

Our annual statutory tax rate was 21% and 34% for the three months ended September 30, 2018 and 2017. Due to the effects of our deferred tax asset valuation allowance and our historical net operating losses, our annual effective tax rate was not meaningful as our income tax amounts were not directly correlated to the amount of income or losses before income taxes for the periods.

 Liquidity and Capital Resources

As of September 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $70.5 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, and acquisitions from time to time. Our acquisitions may also have deferred purchase price components. For example our acquisition agreement with the former owner of AmOne required the payment by us of $8.0 million in equal, semi-annual installments over a two year period following the closing date. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems, office facilities and an unfunded lending commitment. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$10,227	$2,324
Net cash used in investing activities	(785)	(667)
Net cash used in financing activities	(3,713)	(851)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $10.2 million for the three months ended September 30, 2018, compared to cash flows provided by operating activities of $2.3 million for the three months ended September 30, 2017.

Cash provided by operating activities for the three months ended September 30, 2018 consisted of a net income of $5.3 million non-cash adjustments of $4.9 million and a net increase in cash from changes in working capital of $0.1 million. The non-cash adjustments primarily consisted of depreciation and amortization of $1.6 million and stock-based compensation expense of $3.1 million. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $2.8 million and an increase in accounts payable of $1.7 million, offset by a decrease in accrued liabilities of $3.9 million. The decrease in accounts receivable was due to the timing of receipts. The increase in accounts payable and decrease in accrued liabilities was due to the timing of payments, including the incentive compensation associated with the achievement of performance objectives for fiscal year 2018 which is paid annually after the end of the fiscal year.

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

Cash used in investing activities was $0.8 million for the three months ended September 30, 2018, compared to cash flows used in investing activities of $0.7 million for the three months ended September 30, 2017

Cash used in investing activities in the three months ended September 30, 2018 and 2017 was primarily due to capital expenditures and internal software development costs of $0.9 million and $0.7 million.

Financing Activities

Cash flows from financing activities generally include withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options and repurchases of common stock.

Cash used in financing activities was $3.7 million for the three months ended September 30, 2018, compared to cash used in financing activities of $0.9 million for the three months ended September 30, 2017.

Cash used in financing activities in the three months ended September 30, 2018 was due to withholding taxes related to the release of restricted stock, net of share settlement of $5.9 million offset by proceeds from the exercise of stock options of $2.1 million.

Cash used in financing activities in the three months ended September 30, 2017 was due to withholding taxes paid related to the release of restricted stock, net of share settlement of $0.7 million offset by repurchases of common stock of $0.1 million.

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

Additionally, in the third quarter of fiscal 2018, we entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase our presence in the emerging technology career education market. The principal balance at any time cannot exceed $2.5 million and any outstanding principal balance bears interest at a rate of 6.00% payable monthly. Repayment of the principal balance can occur without premium or penalty in whole or in part at any time. In the event of an equity offering by the borrower, any outstanding principal balance may be converted into equity securities of the borrower at the mutual agreement of us and the borrower. The principal balance and any accrued interest is due on January 1, 2019. As of September 30, 2018, there were no amounts outstanding.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                Contractual Obligations

Our contractual obligations relate to operating leases and a lending commitment. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls including SMS or text messaging. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA has not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. The changes to the TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. Additionally, we generate leads from which users provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher and strategic partner websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified clicks, leads, inquiries, calls, applications, and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned and operated websites or our third-party publisher and strategic partner websites if their investments do not generate leads and ultimately users or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients could have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 25% of our net revenue for the three months ended September 30, 2018. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Our success depends on our ability to attract online visitors to our owned and operated and our third-party publishers’ websites and convert them into customers for our clients in a cost-effective manner. We depend on Internet search companies to direct a substantial share of visitors to our owned and operated and our third-party publishers’ websites. Search companies offer two types of search results: organic and paid listings. Organic listings are displayed based solely on formulas designed by the search companies. Paid listings are displayed based on a combination of the advertiser’s bid price for particular keywords and the search engines’ assessment of the website’s relevance and quality. If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers, and traffic to our websites could decrease. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to risks with respect to counterparties, and failure of such counterparties to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.

We have entered into, and expect to enter into in the future, various contracts, including contracts with clients, third-party publishers and strategic partners, that subject us to counterparty risks. The ability and willingness of our counterparties to perform their obligations under any contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, specific industry vertical conditions, and the overall financial condition of the counterparty. As a result, clients, third-party publishers or strategic partners may seek to renegotiate the terms of their existing agreements with us, terminate their agreements with us for convenience (where permitted) or avoid performing their obligations under those agreements. Should a counterparty fail to honor its contractual obligations with us or terminate its agreements with us for convenience (where permitted), we could sustain significant losses or write-offs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Visitor traffic to our online platforms in our financial services client vertical can increase or decrease with interest rate movements. A decline in interest rates may lead to reduced client demand for media, as there are more consumers in the marketplace seeking financing and, accordingly, clients may receive more organic media volume. Similarly, an increase in interest rates may lead to reduced client demand, for media as higher interest rate payments may deter consumers in the marketplace from seeking financing. Further, the credit risks for our financial services client vertical may vary depending on if the loans are secured or unsecured obligations. For example, personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages thus they generally are riskier assets for lenders than mortgages or other secured loans. Federal Reserve Board actions, regulations restricting the amount of interest and fees that may be charged to consumers and general market conditions affecting access to credit could also cause significant visitor fluctuations and have a material and adverse effect on our business.

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

Our business is dependent on attracting a large number of visitors to our owned and operated and our third-party publishers’ websites and providing clicks, leads, inquiries, calls, applications, and customers to our clients, which depends in part on our reputation within the industry and with our clients. Certain other companies within our industry have in the past, engaged in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and may therefore harm the reputation of all participants in our industry, including us.

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

Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, users impersonating or scraping our websites, unfavorable media coverage consumer class action litigation, or the disclosure of information security breaches or private information misuse, could adversely affect our business, financial condition and results of operations.

If we do not effectively manage any future growth or if we are not able to scale our products or upgrade our technology and network hosting infrastructure quickly enough to meet our clients’ needs, our operating performance will suffer and we may lose clients.

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth may continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•	successfully scaling our technology to accommodate a larger business and integrate acquisitions, including our recent acquisition of AmOne;
•	maintaining our standing with key vendors, including Internet search companies and third-party publishers;
•	maintaining our client service standards; and
•	developing and improving our operational, financial and management controls and maintaining adequate reporting systems and procedures.

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

Acquisitions have historically been an important element of our overall corporate strategy and use of capital. For example, in October 2018, we acquired AmOne Corp., and in November 2017, we acquired certain assets relating to the auto insurance, home insurance and mortgage verticals of Katch, LLC. Any of our acquisitions, investments or divestitures could be material to our financial condition and results of operations. We may evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement with the former owner of AmOne, we are required to pay up to $8.0 million in additional post-closing payments, payable in equal semi-annual installments over a two year period, with the first installment payable six-months following the date of closing, October 1, 2018. Also, the anticipated benefit of many of our acquisitions may not materialize. In connection with a disposition of assets or a business, we may agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

Limitations on our ability to collect and use data derived from user activities, as well as new technologies that block our ability to deliver Internet-based advertising, and if our emails are not delivered and accepted or are routed by email providers less favorably than other emails could significantly diminish the value of our services and have an adverse effect on our ability to generate revenue.

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

Furthermore, if email service providers (“ESPs”) or internet service providers (“ISPs”), implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to consumers or for consumers to access our websites and services. For example, if ESPs categorize our emails as “promotional,” then these emails may be directed to an alternate and less readily accessible section of a consumer’s inbox. In the event ESPs materially limit or halt the delivery of our emails, or if we fail to deliver emails to consumers in a manner compatible with ESPs’ email handling or authentication technologies, our ability to contact consumers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, or if ISPs prioritize or provide superior access to our competitors’ content, our business and results of operations may be adversely affected.

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

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and other factors such as:

•	our ability to grow our revenues and adjusted EBITDA margin and to manage any such growth effectively;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements about our revenue, earnings or other financial results that are not in line with analyst expectations;
•	geopolitical and world economic conditions;
•	our ability to find, develop or retain high quality targeted media on a cost effective basis;
•	relatively low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;
•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;

•	stock repurchase programs;
•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;
•	fluctuations in the stock price and operating results of our competitors or perceived competitors that operate in our industries;
•	our commencement of, involvement in, or a perceived threat of litigation or regulatory enforcement action; and
•	negative publicity about us, our industry, our clients or our clients’ industries.

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

As of September 30, 2018, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 12% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock. As of September 30, 2018, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of September 30, 2018, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the first quarter of fiscal year 2019. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

10.36*+

Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for non-executive officer employees).

10.37*+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for executive officer).

10.38*+

Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for employees with a Change in Control Severance Agreement).

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
Date: November 9, 2018