Form 10-Q
period 2018-12-31
QUINSTREET, INC
filed 2019-02-11
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Number of shares of common stock outstanding as of January 31, 2019: 49,807,261

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$62,447	$64,700
Accounts receivable, net	63,122	68,492
Prepaid expenses and other assets	4,927	4,432
Total current assets	130,496	137,624
Property and equipment, net	4,575	4,211
Goodwill	67,429	62,283
Other intangible assets, net	28,984	8,573
Deferred tax assets, noncurrent	50,132	60
Other assets, noncurrent	6,133	7,545
Total assets	$287,749	$220,296

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,759	$32,506
Accrued liabilities	28,592	34,811
Deferred revenue	892	715
Other liabilities	3,903	—
Total current liabilities	68,146	68,032
Other liabilities, noncurrent	8,397	3,938
Total liabilities	76,543	71,970
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 49,771,433 and 48,146,384 shares issued and outstanding at December 31, 2018 and June 30, 2018	50	48
Additional paid-in capital	282,493	277,761
Accumulated other comprehensive loss	(357)	(380)
Accumulated deficit	(70,980)	(129,103)
Total stockholders' equity	211,206	148,326
Total liabilities and stockholders' equity	$287,749	$220,296

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net revenue	$104,096	$87,494	$216,965	$174,912
Cost of revenue (1)	90,915	75,239	187,728	151,179
Gross profit	13,181	12,255	29,237	23,733
Operating expenses: (1)
Product development	2,995	3,475	6,300	6,689
Sales and marketing	2,283	2,597	4,327	5,044
General and administrative	5,049	4,511	10,443	8,971
Operating income	2,854	1,672	8,167	3,029
Interest income	69	36	135	73
Interest expense	(98)	—	(98)	—
Other income, net	115	243	48	286
Income before taxes	2,940	1,951	8,252	3,388
Benefit from (provision for) taxes	49,886	(4)	49,871	4
Net income	$52,826	$1,947	$58,123	$3,392
Net income per share:
Basic	$1.07	$0.04	$1.18	$0.07
Diluted	$1.00	$0.04	$1.11	$0.07
Weighted-average shares used in computing net income per share:
Basic	49,490	45,974	49,077	45,776
Diluted	52,682	49,614	52,562	48,172

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,001	$1,001	$3,540	$1,926
Product development	427	484	828	960
Sales and marketing	429	306	713	605
General and administrative	1,022	772	1,909	1,509

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income	$52,826	$1,947	$58,123	$3,392
Other comprehensive (loss) income:
Foreign currency translation adjustment	(55)	(26)	23	(17)
Total other comprehensive (loss) income	(55)	(26)	23	(17)
Comprehensive income	$52,771	$1,921	$58,146	$3,375

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at September 30, 2018	49,145,985	$49	—	$—	$277,084	$(302)	$(123,806)	$153,025
Issuance of common stock upon exercise of stock options	397,306	1	—	—	3,071	—	—	3,072
Release of restricted stock, net of share settlement	228,142	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,899	—	—	3,899
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,561)	—	—	(1,561)
Net income	—	—	—	—	—	—	52,826	52,826
Other comprehensive loss	—	—	—	—	—	(55)	—	(55)
Balance at December 31, 2018	49,771,433	$50	—	$—	$282,493	$(357)	$(70,980)	$211,206

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at September 30, 2017	45,713,248	$46	—	$—	$265,137	$(454)	$(143,588)	$121,141
Issuance of common stock upon exercise of stock options	181,175		—		898	—	—	898
Release of restricted stock, net of share settlement	388,821	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(62,364)	(523)	—	—	—	(523)
Retirement of treasury stock	(62,364)		62,364	523	(523)		—	—
Stock-based compensation expense	—	—	—	—	2,579	—	—	2,579
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,109)	—	—	(1,109)
Net income	—	—	—	—	—	—	1,947	1,947
Other comprehensive loss	—	—	—	—	—	(26)	—	(26)
Balance at December 31, 2017	46,220,880	$46	—	$—	$266,982	$(480)	$(141,641)	$124,907

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2018	48,146,384	$48	—	$—	$277,761	$(380)	$(129,103)	$148,326
Issuance of common stock upon exercise of stock options	701,386	1	—	—	5,123	—	—	5,124
Release of restricted stock, net of share settlement	923,663	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	7,028	—	—	7,028
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(7,418)	—	—	(7,418)
Net income	—	—	—	—	—	—	58,123	58,123
Other comprehensive income	—	—	—	—	—	23	—	23
Balance at December 31, 2018	49,771,433	$50	—	$—	$282,493	$(357)	$(70,980)	$211,206

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2017	45,435,836	$45	—	$—	$263,533	$(463)	$(145,033)	$118,082
Issuance of common stock upon exercise of stock options	181,175		—		898	—	—	898
Release of restricted stock, net of share settlement	697,210	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(93,341)	(648)	—	—	—	(648)
Retirement of treasury stock	(93,341)	—	93,341	648	(648)	—	—	—
Stock-based compensation expense	—	—	—	—	5,035	—	—	5,035
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,835)	—	—	(1,835)
Net income	—	—	—	—	—	—	3,392	3,392
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Balance at December 31, 2017	46,220,880	$46	—	$—	$266,982	$(480)	$(141,641)	$124,907

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$58,123	$3,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,019	4,071
Provision for sales returns and doubtful accounts receivable	425	241
Stock-based compensation	6,990	5,000
Release of tax valuation allowance	(49,442)	—
Other adjustments, net	370	(272)
Changes in assets and liabilities:
Accounts receivable	7,655	(4,899)
Prepaid expenses and other assets	220	(44)
Deferred taxes	(597)	—
Accounts payable	2,138	169
Accrued liabilities	(7,659)	3,543
Deferred revenue	177	(396)
Other liabilities, noncurrent	460	(1,186)
Net cash provided by operating activities	22,879	9,619
Cash Flows from Investing Activities
Capital expenditures	(652)	(199)
Business acquisitions, net	(22,156)	(14,154)
Internal software development costs	(1,194)	(1,061)
Other investing activities	170	224
Net cash used in investing activities	(23,832)	(15,190)
Cash Flows from Financing Activities
Withholding taxes related to release of restricted stock, net of share settlement	(7,418)	(1,835)
Repurchases of common stock	—	(647)
Proceeds from exercise of common stock options	5,206	898
Net cash used in financing activities	(2,212)	(1,584)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	37	(10)
Net decrease in cash, cash equivalents and restricted cash	(3,128)	(7,165)
Cash, cash equivalents and restricted cash at beginning of period	65,588	50,459
Cash, cash equivalents and restricted cash at end of period	$62,460	$43,294
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$62,447	$42,406
Restricted cash included in other assets, noncurrent	13	888
Total cash, cash equivalents and restricted cash	$62,460	$43,294
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	129	118
Accrued post-closing payments related to AmOne Corp. acquisition (see Note 7)	7,514	—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2018 and for the three and six months ended December 31, 2018 and 2017 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC on September 12, 2018. The condensed consolidated balance sheet at June 30, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at December 31, 2018, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income for the three and six months ended December 31, 2018 and 2017 and condensed consolidated statements of cash flows for the six months ended December 31, 2018 and 2017. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk

The Company had one client that accounted for 21% and 23% of net revenue for the three and six months ended December 31, 2018 and 23% of net revenue for both the three and six months ended December 31, 2017. That same client accounted for 10% and 13% of net accounts receivable as of December 31, 2018 and June 30, 2018. One additional client accounted for 13% of net accounts receivable as of both December 31, 2018 and June 30, 2018. No other clients accounted for 10% or more of net revenue for the three and six months ended December 31, 2018 or 2017 or 10% or more of net accounts receivable as of December 31, 2018 or June 30, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable and post-closing payments related to its acquisition of AmOne Corp. (“AmOne”). The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded value and fair value of the post-closing payments as of December 31, 2018 was $7.6 million and was determined using observable market inputs. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. As of December 31, 2018 and June 30, 2018, the Company held money market funds of $11.1 million and $10.9 million which are classified as cash equivalents. As of June 30, 2018, the Company maintained $0.9 million cash restricted as collateral for letters of credit. In the second quarter of fiscal year 2019, the cash restriction from the issuing financial institution was removed.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3. Revenue

Disaggregation of Revenue

The following table shows the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net revenue:
Financial Services	$74,410	$62,284	$151,776	$120,853
Education	16,214	15,423	38,653	33,570
Other	13,472	9,787	26,536	20,489
Total net revenue	$104,096	$87,494	$216,965	$174,912

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	December 31,	June 30,
	2018	2018
Deferred revenue	$892	$715
Client deposits	669	684

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. Significant changes in the liability balances during the period relate to advance consideration received from clients, offset by revenue recognized of $4.0 million.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$52,826	$1,947	$58,123	$3,392
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	49,490	45,974	49,077	45,776
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	49,490	45,974	49,077	45,776
Weighted-average effect of dilutive securities:
Stock options	1,779	1,332	1,832	724
Restricted stock units	1,413	2,308	1,653	1,672
Weighted-average shares of common stock used in computing diluted net income per share	52,682	49,614	52,562	48,172
Net income per share:
Basic	$1.07	$0.04	$1.18	$0.07
Diluted	$1.00	$0.04	$1.11	$0.07
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	98	1,398	96	2,088

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2018 and June 30, 2018, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2018, the Company used Level 2 assumptions for its post-closing payments. As of June 30, 2018, the Company did not have any Level 2 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2018 and June 30, 2018, the Company did not have any Level 3 financial assets or liabilities.

6. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of December 31, 2018, the Company has recorded $1.0 million within prepaid expenses and other assets and $5.7 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. As of June 30, 2018, the Company had recorded $1.0 million within prepaid expenses and other assets and $6.3 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. Amortization expense was $0.3 and $0.6 million for both the three and six months ended December 31, 2018 and 2017.

7. Acquisitions

On October 1, 2018, the Company completed the purchase of AmOne, an online performance marketing company in the financial services client vertical, to broaden its publisher and customer relationships. In exchange for all outstanding shares of AmOne, the Company paid $23.0 million in cash upon closing (including $2.7 million cash for net assets acquired subject to post-closing adjustments) and $8.0 million in post-closing payments, payable in equal semi-annual installments over a two year period, with the first installment payable six months following the date of closing. As of December 31, 2018, the Company has a liability related to post-closing adjustments for net assets acquired of $0.1 million included in accrued liabilities on the Company’s condensed consolidated balance sheet. The total consideration was calculated as follows (in thousands):

Estimated Fair Value
Cash	$23,032
Post-closing adjustments for net assets acquired	138
Post-closing payments, net of imputed interest of $486	7,514
Total	$30,684

As of December 31, 2018, the Company had recorded $3.9 million in other liabilities, current and $3.7 million in other liabilities, noncurrent, on the Company’s condensed consolidated balance sheet related to post-closing payments.

The acquisition was accounted for as a business combination and the results of operations of AmOne have been included in the Company’s results of operations as of October 1, 2018. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value of the identifiable assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/advertiser relationships	$21,300	7 years
Website/trade/domain names	900	15 years
Acquired technology and others	500	3 years
Net assets	2,838	n/a
Goodwill	5,146	Indefinite
Total	$30,684

The Company is still finalizing the allocation of the purchase price to the individual assets acquired. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the acquirer may adjust the provisional amounts recognized for a business combination, not to exceed one year form the acquisition date. The final purchase price allocation, which may include changes in the allocations within intangible assets and between intangible assets and goodwill, as well as changes in the estimated useful lives of the intangible assets, will be determined when the Company has completed the detailed review of underlying inputs and assumptions used in its preliminary purchase price allocation.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and AmOne as though AmOne had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma financial information is presented for illustrative purposes only and do not necessarily reflect what the combined company’s results of operations would have been had the acquisition occurred as of the beginning of fiscal year 2018, nor is it necessarily indicative of the future results of operations of the combined company.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net revenue	$104,096	$92,663	$223,455	$185,673
Net income	52,846	2,862	59,379	5,293

The pro forma financial information for the three and six months ended December 31, 2018 includes the elimination of $20 thousand and $192 thousand of nonrecurring acquisition costs incurred by the Company that are directly related to the acquisition.

The change in the carrying amount of goodwill for the six months ended December 31, 2018 was as follows (in thousands):

Goodwill
Balance at June 30, 2018	$62,283
Additions	5,146
Balance at December 31, 2018	$67,429

8. Intangible Assets

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2018			June 30, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$62,399	$(38,494)	$23,905	$41,101	$(37,286)	$3,815
Content	60,959	(60,928)	31	60,969	(60,930)	39
Website/trade/domain names	31,995	(29,775)	2,220	31,098	(29,369)	1,729
Acquired technology and others	39,399	(36,571)	2,828	38,900	(35,910)	2,990
Total	$194,752	$(165,768)	$28,984	$172,068	$(163,495)	$8,573

Amortization of intangible assets was $1.5 million and $2.2 million for the three and six months ended December 31, 2018 and $0.7 million and $1.8 million for the three and six months ended December 31, 2017.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of December 31, 2018 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2019 (remaining six months)	$3,071
2020	6,081
2021	4,761
2022	3,678
2023	3,446
Thereafter	7,947
Total	$28,984

9. Income Taxes

The Company recorded a valuation allowance against the majority of its deferred tax assets at the end of fiscal year 2014. In the second quarter of fiscal year 2019, due to the preponderance of positive evidence, including the Company’s cumulative profit before taxes and future forecasts of continued profitability for the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed. Accordingly; the Company recorded a net benefit from income taxes of $49.9 million for the three and six months ended December 31, 2018 primarily related to the release of the valuation allowance for the majority of its federal and states deferred tax assets of $49.4 million. The Company continues to maintain a valuation allowance related to its deferred tax assets for its foreign entities and California research and development tax credits. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The primary difference between the effective tax rate and the federal statutory tax rate relates to the release of the valuation allowance related to the United States federal and state deferred tax assets with the exception of California research and development tax credits and the benefit of excess share-based compensation tax deductions.

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act significantly impacts the future ongoing U.S. corporate income tax by, among things, lowering the U.S. corporate income tax rates from 34% to 21%, providing for unlimited net operating loss carry-forward periods, and implementing a territorial tax system. The reduction of the U.S. corporate tax rate required the Company to revalue its U.S. deferred tax assets and liabilities to the recently enacted federal rate of 21%, however due to the Company’s valuation allowance on domestic deferred tax assets as of the effective date of the Tax Reform Act, there was no material impact to the Company’s condensed consolidated financial statements as a result of the federal tax rate reduction. The guidance provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting. In accordance with the guidance, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting is complete. In the second quarter of fiscal year 2019, the Company completed its analysis to determine the effect of the Tax Reform Act and recorded no adjustments as of December 31, 2018.

10. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2026. Rent expense was $1.0 million and $2.0 million for the three and six months ended December 31, 2018 and $0.8 million and $1.6 million for the three and six months ended December 31, 2017. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2019 (remaining six months)	$842
2020	3,323
2021	4,017
2022	3,989
2023	3,675
Thereafter	1,416
Total	$17,262

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2018 and June 30, 2018.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2018 and June 30, 2018.

Lending Commitments

In the third quarter of fiscal 2018, the Company entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase the Company’s presence in the emerging technology career education market. The principal balance at any time cannot exceed $2.5 million and any outstanding principal balance bears interest at 6.00% payable monthly. Repayment of the principal balance can occur without premium or penalty in whole or in part at any time. In the event of an equity offering by the borrower, any outstanding principal balance may be converted to equity securities at the mutual agreement of the Company and borrower. The principal balance and any accrued interest is due on January 1, 2019. No amounts were outstanding as of December 31, 2018. The promissory note expired on January 1, 2019 and was not renewed.

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

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. Under this program, no repurchases were made during the three and six months ended December 31, 2018. In the three and six months ended December 31, 2017, the Company repurchased and retired 62,364 shares of its common stock at a weighted-average price of $8.36 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.5 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan.

The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

12. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and RSUs to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). Prior to fiscal year 2016, the Company granted RSUs with a service condition (“service-based RSUs”). In fiscal year 2016, the Company also began granting to employees RSUs with a market condition (“market-based RSUs”) that requires that the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In fiscal year 2019, the Company began granting to employees RSUs with a performance condition (“performance-based RSUs”) that vest variably subject to the achievement of revenue growth and adjusted EBITDA targets. The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs, and performance-based RSUs under its stock incentive plans.

As of December 31, 2018, 20,599,689 shares were reserved and 14,789,389 shares were available for issuance under the 2010 Incentive Plan; 4,333,939 shares were reserved and 2,279,127 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three and six months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Expected term (in years)	4.0	4.4	4.2	4.6
Expected volatility	56%	49%	55%	47%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.9%	2.0%	2.9%	1.8%
Grant date fair value	$6.56	$3.09	$6.56	$1.73

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company estimates the fair value of market-based RSUs at the date of the grant using the Monte Carlo simulation model. There were no grants of market-based RSUs during the six months ended December 31, 2018. The weighted-average Monte Carlo simulation model assumptions for the three and six months ended December 31, 2017 were as follows:

	December 31, 2017
	Three Months Ended	Six Months Ended
Expected term (in years)	4.0	4.0
Expected volatility	48%	48%
Expected dividend yield	—	—
Risk-free interest rate	2.1%	2.0%
Grant date fair value	$6.16	$5.25

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net revenue:
United States	$102,247	$85,798	$213,035	$170,868
International	1,849	1,696	3,930	4,044
Total net revenue	$104,096	$87,494	$216,965	$174,912

	December 31,	June 30,
	2018	2018
Property and equipment, net:
United States	$4,295	$3,875
International	280	336
Total property and equipment, net	$4,575	$4,211

	December 31,	June 30,
	2018	2018
Other intangible assets, net:
United States	$28,884	$8,441
International	100	132
Total other intangible assets, net	$28,984	$8,573

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

We deliver measurable and cost-effective marketing results to our clients, typically in the form of a qualified click, lead, inquiry, call, application, or customer. Clicks, leads, inquiries, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified clicks, leads, inquiries, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., funded loans, bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver clicks, leads, inquiries, calls, applications, and customers to our clients, generally we:

•	own or access targeted media through business arrangements (e.g., revenue sharing arrangements) or by purchasing media (e.g., clicks from major search engines);
•

run advertisements or other forms of marketing messages and programs in that media to create visitor responses typically in the form of clicks (to further qualification or matching steps, or to online client applications or offerings), leads or inquiries (e.g., contact information), calls (to our owned and operated call centers or that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., bound insurance policies);

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 71% and 70% of net revenue for the three and six months ended December 31, 2018 and 71% and 69% of net revenue for the three and six months ended December 31, 2017. Our education client vertical represented 16% and 18% of net revenue for the three and six months ended December 31, 2018 and 18% and 19% of net revenue for the three and six months ended December 31, 2017. Our other client verticals, consisting of home services and business-to-business technology, represented 13% and 12% of net revenue for the three and six months ended December 31, 2018 and 11% and 12% of net revenue for the three and six months ended December 31, 2017. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 21% and 23% of our net revenue for the three and six months ended December 31, 2018 and 23% of our net revenue for both the three and six months ended December 31, 2017. No other client accounted for 10% or more of our net revenue for the three and six months ended December 31, 2018 or 2017.

Trends Affecting our Business

Client Verticals

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

Seasonality

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. In our second fiscal quarters, there is lower availability of media during the holiday period on a cost effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better media availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

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

Other Income, Net

Other income, net, consists primarily of interest income and other income and expense. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense relates to imputed interest on the AmOne Corp. (“AmOne”) acquisition post-closing payments. We have no borrowing agreements outstanding as of December 31, 2018; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	(In thousands)				(In thousands)
Net revenue	$104,096	100.0%	$87,494	100.0%	$216,965	100.0%	$174,912	100.0%
Cost of revenue (1)	90,915	87.3	75,239	86.0	187,728	86.5	151,179	86.5
Gross profit	13,181	12.7	12,255	14.0	29,237	13.5	23,733	13.5
Operating expenses: (1)
Product development	2,995	2.9	3,475	4.0	6,300	2.9	6,689	3.8
Sales and marketing	2,283	2.2	2,597	3.0	4,327	2.0	5,044	2.9
General and administrative	5,049	4.9	4,511	5.1	10,443	4.8	8,971	5.1
Operating income	2,854	2.7	1,672	1.9	8,167	3.8	3,029	1.7
Interest income	69	0.1	36	—	135	—	73	—
Interest expense	(98)	(0.1)	—	—	(98)	—	—	—
Other income, net	115	0.1	243	0.3	48	—	286	0.2
Income before taxes	2,940	2.8	1,951	2.2	8,252	3.8	3,388	1.9
Benefit from (provision for) taxes	49,886	47.9	(4)	—	49,871	23.0	4	—
Net income	$52,826	50.7%	$1,947	2.2%	$58,123	26.8%	$3,392	1.9%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,001	1.9%	$1,001	1.1%	$3,540	1.6%	1,926	1.1%
Product development	427	0.4	484	0.6	828	0.4	960	0.5
Sales and marketing	429	0.4	306	0.3	713	0.3	605	0.3
General and administrative	1,022	1.0	772	0.9	1,909	0.9	1,509	0.9

Gross Profit

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2018	2017	2018	2017	% Change	% Change
	(In thousands)
Net revenue	$104,096	$87,494	$216,965	$174,912	19%	24%
Cost of revenue	90,915	75,239	187,728	151,179	21%	24%
Gross profit	$13,181	$12,255	$29,237	$23,733	8%	23%

Net Revenue

Net revenue increased $16.6 million, or 19%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Revenue from our financial services client vertical increased $12.1 million, or 19%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. Revenue from our financial services client vertical also increased as a result of the acquisition of AmOne. Revenue from our education client vertical increased $0.8 million, or 5%, for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, primarily due to increased client demand from U.S. education clients. Revenue from our other client vertical increased $3.7 million, or 38%, for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, primarily due to increased client demand in our home services and business-to-business technology client verticals.

Net revenue increased $42.1 million, or 24%, for the six months ended December 31, 2018 compared to the six months ended December 31, 2017. Revenue from our financial services client vertical increased $30.9 million, or 26%, for the six months ended December 31, 2018 compared to the six months ended December 31, 2017, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. Revenue from our financial services client vertical also increased as a result of the acquisition of AmOne. Revenue from our education client vertical increased $5.1 million, or 15%, for the six months ended December 31, 2018 compared to the six months ended December 31, 2017, primarily due to increased client demand from U.S. education clients. Revenue from our other client vertical increased $6.1 million, or 30%, for the six months ended December 31, 2018 compared to the six months ended December 31, 2017, primarily due to increased client demand in our home services and business-to-business technology client verticals.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased $15.7 million, or 21%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, driven by increased media and marketing costs of $12.3 million, increased personnel costs of $1.4 million and increased stock-based compensation expense of $1.0 million. The increase in media and marketing costs is primarily due to higher revenue volumes and the increase in personnel costs is primarily due to higher headcount as a result of the acquisition of AmOne. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 13% for the three months ended December 31, 2018 compared to 14% for the three months ended December 31, 2017.

Cost of revenue increased $36.5 million, or 24%, for the six months ended December 31, 2018 compared to the six months ended December 31, 2017, driven by increased media and marketing costs of $31.8 million, increased personnel costs of $2.5 million and increased stock-based compensation expense of $1.6 million. The increase in media and marketing costs is primarily due to higher revenue volumes and the increase in personnel costs is primarily due to higher headcount partially as a result of the acquisition of AmOne. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 14% for both the six months ended December 31, 2018 and 2017.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2018	2017	2018	2017	% Change	% Change

Product development	$2,995	$3,475	$6,300	$6,689	(14%)	(6%)
Sales and marketing	2,283	2,597	4,327	5,044	(12%)	(14%)
General and administrative	5,049	4,511	10,443	8,971	12%	16%
Operating expenses	$10,327	$10,583	$21,070	$20,704	(2%)	2%

Product Development Expenses

Product development expenses decreased $0.5 million, or 14%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due to decreased incentive compensation expense.

Product development expenses decreased $0.4 million, or 6%, for the six months ended December 31, 2018 compared to the six months ended December 31, 2017 primarily due to decreased incentive compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.3 million, or 12%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due to decreased personnel costs as a result of lower headcount and decreased incentive compensation expense.

Sales and marketing expense decreased $0.7 million, or 14%, for the six months ended December 31, 2018 compared to the six months ended December 31, 2017 primarily due to decreased personnel costs as a result of lower headcount and decreased incentive compensation expense.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 12%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due to increased stock-based compensation expense of $0.3 million and professional services fees of $0.2 million related to the acquisition of AmOne. This was offset by lower personnel costs of $0.1 million as a result of decreased incentive compensation expense.

General and administrative expenses increased $1.5 million, or 16%, for the six months ended December 31, 2018, compared to the six months ended December 31, 2017 primarily due to increased stock-based compensation expense of $0.4 million, increased professional services fees of $0.4 million related to the acquisition of AmOne and increased business tax expense of $0.2 million. There was also an increase in personnel costs of $0.1 million as a result of annual compensation increases and payroll related taxes, partially offset by decreased incentive compensation expense.

Benefit from (Provision for) Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)
Benefit from (provision for) taxes	$49,886	$(4)	$49,871	$4

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014. In the second quarter of fiscal year 2019, due to the preponderance of positive evidence, including our cumulative profit before taxes and future forecasts of continued profitability for the United States, we determined that sufficient positive evidence existed to conclude that substantially all of our valuation allowance was no longer needed. Accordingly; we recorded a one-time non-cash benefit from income taxes of $49.4 million related to the release of the valuation allowance for the majority of our federal and states deferred tax assets.

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Each quarter, we update our estimate of the annual effective tax rate and make a year-to-date adjustment to the provision. The primary difference between the effective tax rate and the federal statutory tax rate relates to the release of the valuation allowance related to the United States federal and state deferred tax assets with the exception of California research and development tax credits and the benefit of excess share-based compensation tax deductions.

 Liquidity and Capital Resources

As of December 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $62.4 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, and acquisitions from time to time. Our acquisitions may also have deferred purchase price components. For example our acquisition of AmOne requires the payment by us of $8.0 million in equal, semi-annual installments over a two year period following the closing date. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$22,879	$9,619
Net cash used in investing activities	(23,832)	(15,190)
Net cash used in financing activities	(2,212)	(1,584)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $22.9 million for the six months ended December 31, 2018, compared to cash flows provided by operating activities of $9.6 million for the six months ended December 31, 2017.

Cash provided by operating activities for the six months ended December 31, 2018 consisted of a net income of $58.1 million and a net increase in cash from changes in working capital of $2.4 million, offset by non-cash adjustments of $38.0 million. The non-cash adjustments primarily consisted of a one-time non-cash benefit of $49.4 million related to our release of the valuation for the majority of our federal and states deferred tax assets, offset by depreciation and amortization of $4.0 million and stock-based compensation expense of $7.0 million. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $7.7 million and an increase in accounts payable of $2.1 million, offset by a decrease in accrued liabilities of $7.7 million. The decrease in accounts receivable was due to the timing of receipts. The increase in accounts payable and decrease in accrued liabilities was due to the timing of payments, including the payment of fiscal year 2018 incentive compensation expense in the first quarter of fiscal year 2019.

Cash provided by operating activities for the six months ended December 31, 2017 consisted of a net income of $3.4 million and non-cash adjustments of $9.0 million. In addition, there was a net decrease in cash from changes in working capital of $2.8 million. The non-cash adjustments primarily consisted of depreciation and amortization of $4.1 million and stock-based compensation expense of $5.0 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $4.9 million and a decrease in other liabilities of $1.2 million, offset by an increase in accrued liabilities of $3.5 million. The increase in accounts receivable is due to higher revenue and the decrease in other liabilities is due to the change in the classification of deferred rent for our headquarters lease from long-term to short-term. The increase in accrued liabilities is attributable to the timing of payments and a change in the classification of deferred rent for our headquarters lease.

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs and acquisitions from time to time.

Cash used in investing activities was $23.8 million for the six months ended December 31, 2018, compared to cash flows used in investing activities of $15.2 million for the six months ended December 31, 2017.

Cash used in investing activities in the six months ended December 31, 2018 was primarily due to $23.0 million cash paid at the closing of the AmOne acquisition, net of cash acquired of $0.9 million, and capital expenditures and internal software development costs of $1.8 million.

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

Cash used in financing activities was $2.2 million for the six months ended December 31, 2018, compared to cash used in financing activities of $1.6 million for the six months ended December 31, 2017.

Cash used in financing activities in the six months ended December 31, 2018 was due to withholding taxes related to the release of restricted stock, net of share settlement of $7.4 million partially offset by proceeds from the exercise of stock options of $5.2 million.

Cash used in financing activities in the six months ended December 31, 2017 was due to withholding taxes paid related to the release of restricted stock, net of share settlement of $1.8 million and repurchases of common stock of $0.6 million, partially offset by proceeds from the exercise of stock options of $0.9 million.

 Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In the third quarter of fiscal 2018, we entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase our presence in the emerging technology career education market. The principal balance at any time cannot exceed $2.5 million and any outstanding principal balance bears interest at a rate of 6.00% payable monthly. Repayment of the principal balance can occur without premium or penalty in whole or in part at any time. In the event of an equity offering by the borrower, any outstanding principal balance may be converted into equity securities of the borrower at the mutual agreement of us and the borrower. The principal balance and any accrued interest is due on January 1, 2019. As of December 31, 2018, there were no amounts outstanding. The promissory note expired on January 1, 2019 and was not renewed.

Contractual Obligations

Our contractual obligations relate to operating leases and a lending commitment which expired on January 1, 2019 and was not renewed. Additionally, in the second quarter of fiscal year 2019, in connection with the acquisition of AmOne, we agreed to pay $8.0 million in post-closing payments, payable in equal semi-annual installments over a two year period, with the first installment payable six months following October 1, 2018. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 other than as previously described.

Headquarters Lease

We entered into a lease agreement in February 2010 for approximately 63,998 square feet of office space located at 950 Tower Lane, Foster City, California. The term of the lease began on November 1, 2010 and expired on October 31, 2018. The monthly base rent was abated for the first 12 calendar months under the lease, and was $0.1 million through the 24th calendar month of the term of the lease. After this 24 month period, monthly base rent increased to $0.2 million for the subsequent 12 months and increased approximately 3% after each 12-month anniversary during the remaining term.

In April 2018, we amended the lease agreement. The extended lease term period began on November 1, 2018 and expires on October 31, 2023. Additionally, the square footage of office space was reduced to approximately 44,556. During the first year of the extended lease term, the monthly base rent will be abated for the first eight months and increases to $0.2 million for the remaining four months. During the second year of the extended lease term, the monthly base rent will be abated for the first four months, increase to $0.2 million for the fifth month, and increase to $0.3 million for the remaining seven months. Subsequently, after each 12-month anniversary, the monthly base rent will increase by approximately 3%. We have one remaining option to extend the term of the lease for an additional five years following October 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For example, in January 2014, the Department of Education initiated an investigation of a U.S. publicly traded for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with that same education client requiring it to wind down or sell its campuses.

Similarly, in July 2015, the Federal Trade Commission initiated an investigation of another publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices, and in January 2016, the Federal Trade Commission filed a lawsuit against a different publicly-traded U.S. for-profit education client with respect to its advertising practices. In September 2016, the Department of Education took action which resulted in the closure of another large for-profit education provider. For example, in January 2019, a U.S. publicly traded for-profit education client entered into agreements with attorneys general from 48 states and the District of Columbia thereby bringing closure to a five-year investigation. Our largest not-for-profit education client also entered federal receivership in January 2019. These legal proceedings may delay payment of amounts owed to us or result in us receiving less than the amounts owed. Moreover, the Department of Education, the Consumer Finance Protection Bureau, the Federal Trade Commission and several state attorneys general currently have open investigations with several other post-secondary educational institutions. Regulatory decisions may also adversely impact our education clients indirectly. For example, in October 2016, the Department of Education published its final defense to repayment rule, which streamlines and liberalizes a procedure whereby students may have their federal loans forgiven. And, in December 2017, the Department of Education announced a new tiered system approach to determine loan forgiveness. This may streamline the government’s review of students’ requests to have their loans forgiven, which may in turn involve claims by the government against education providers. In connection with these or other investigations of our clients’ marketing practices, regulatory authorities may also make requests to us for information, which requests may consume substantial time and resources and result in a negative effect on our operating results. These and other similar regulatory and enforcement activities have affected, and are expected to continue to affect, our clients’ businesses and marketing practices, which have resulted in, and may continue to result in, a decrease in these clients’ spending with us and fluctuations in the volume and mix of our business with these clients. This may be the case notwithstanding the fact that we are not a target of these regulatory investigations or inquiries and the fact that our marketing practices consist largely of utilizing client-provided or client-approved online marketing materials subject to client advertising guidelines.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 21% and 23% of our net revenue for the three and six months ended December 31, 2018. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement of AmOne, we are required to pay up to $8.0 million in additional post-closing payments, payable in equal semi-annual installments over a two year period, with the first installment payable six months following the date of closing, October 1, 2018. Also, the anticipated benefit of many of our acquisitions may not materialize. In connection with a disposition of assets or a business, we may agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of data derived from the use of cookies. Technologies, tools, software and applications (including new and enhanced web browsers) have been developed, and are likely to continue to be developed, that can block or allow users to opt out of display, search, and Internet-based advertising and content, delete or block the cookies used to deliver such advertising, or shift the location in which advertising appears on pages so that our advertisements do not show up in the most monetizable places on our pages or are obscured. As a result, the adoption of such technologies, tools, software, and applications  (including new and enhanced web browsers) could reduce the number of display and search advertisements that we are able to deliver and/or our ability to deliver Internet-based advertising and this, in turn, could reduce our results of operations.

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

As of December 31, 2018, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 11 % of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock. As of December 31, 2018, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

We may be subject to short selling strategies that may drive down the market price of our common stock.

Short sellers may attempt to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the Securities and Exchange Commission. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We have in the past, and may in the future, be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.

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
•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

As of December 31, 2018, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the first quarter of fiscal year 2019. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

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
Date: February 11, 2019