Form 10-Q
period 2019-03-31
QUINSTREET, INC
filed 2019-05-10
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class of securities	Trading symbol(s)	Name of each national exchange and principal U.S. market for the securities
Quinstreet, Inc. Common Stock, Par Value $.001 Per Share	QNST	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Number of shares of common stock outstanding as of April 30, 2019: 50,152,300

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$67,004	$64,700
Accounts receivable, net	67,494	68,492
Prepaid expenses and other assets	5,756	4,432
Total current assets	140,254	137,624
Property and equipment, net	4,810	4,211
Goodwill	67,429	62,283
Other intangible assets, net	27,432	8,573
Deferred tax assets, noncurrent	52,133	60
Other assets, noncurrent	6,250	7,545
Total assets	$298,308	$220,296

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,173	$32,506
Accrued liabilities	35,065	34,811
Deferred revenue	848	715
Other liabilities	3,951	—
Total current liabilities	75,037	68,032
Other liabilities, noncurrent	9,018	3,938
Total liabilities	84,055	71,970
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 50,047,641 and 48,146,384 shares issued and outstanding at March 31, 2019 and June 30, 2018	50	48
Additional paid-in capital	284,599	277,761
Accumulated other comprehensive loss	(357)	(380)
Accumulated deficit	(70,039)	(129,103)
Total stockholders' equity	214,253	148,326
Total liabilities and stockholders' equity	$298,308	$220,296

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net revenue	$116,225	$117,925	$333,190	$292,837
Cost of revenue (1)	98,350	99,982	286,078	251,161
Gross profit	17,875	17,943	47,112	41,676
Operating expenses: (1)
Product development	2,864	3,686	9,164	10,375
Sales and marketing	2,019	2,789	6,346	7,833
General and administrative	13,919	4,889	24,362	13,860
Operating (loss) income	(927)	6,579	7,240	9,608
Interest income	80	45	215	118
Interest expense	(96)	—	(194)	—
Other (expense) income, net	(8)	583	40	869
(Loss) income before income taxes	(951)	7,207	7,301	10,595
Benefit from (provision for) income taxes	1,892	(90)	51,763	(86)
Net income	$941	$7,117	$59,064	$10,509
Net income per share:
Basic	$0.02	$0.15	$1.20	$0.23
Diluted	$0.02	$0.14	$1.12	$0.21
Weighted-average shares used in computing net income per share:
Basic	49,907	46,602	49,349	46,047
Diluted	52,932	51,275	52,681	49,201

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,621	$1,027	$5,161	$2,953
Product development	319	495	1,147	1,455
Sales and marketing	218	316	931	921
General and administrative	792	779	2,701	2,288

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$941	$7,117	$59,064	$10,509
Other comprehensive income:
Foreign currency translation adjustment	—	22	23	5
Total other comprehensive income	—	22	23	5
Comprehensive income	$941	$7,139	$59,087	$10,514

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	49,771,433	$50	$282,493	$(357)	$(70,980)	$211,206
Issuance of common stock upon exercise of stock options	112,683	—	505	—	—	505
Release of restricted stock, net of share settlement	163,525	—	—	—	—	—
Stock-based compensation expense	—	—	2,966	—	—	2,966
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,365)	—	—	(1,365)
Net income	—	—	—	—	941	941
Other comprehensive income	—	—	—	—	—	—
Balances at March 31, 2019	50,047,641	$50	$284,599	$(357)	$(70,039)	$214,253

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	46,220,880	$46	$266,982	$(480)	$(141,641)	$124,907
Issuance of common stock upon exercise of stock options	301,104	—	2,271	—	—	2,271
Release of restricted stock, net of share settlement	460,316	1	(1)	—	—	—
Repurchases of common stock	—	—	—	—	—	—
Retirement of treasury stock	—		—		—	—
Stock-based compensation expense	—	—	2,633	—	—	2,633
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(3,284)	—	—	(3,284)
Net income	—	—	—	—	7,117	7,117
Other comprehensive income	—	—	—	22	—	22
Balances at March 31, 2018	46,982,300	$47	$268,601	$(458)	$(134,524)	$133,666

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2018	48,146,384	$48	—	$—	$277,761	$(380)	$(129,103)	$148,326
Issuance of common stock upon exercise of stock options	814,069	1	—	—	5,628	—	—	5,629
Release of restricted stock, net of share settlement	1,087,188	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	9,994	—	—	9,994
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(8,783)	—	—	(8,783)
Net income	—	—	—	—	—	—	59,064	59,064
Other comprehensive income	—	—	—	—	—	23	—	23
Balances at March 31, 2019	50,047,641	$50	—	$—	$284,599	$(357)	$(70,039)	$214,253

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2017	45,435,836	$45	—	$—	$263,533	$(463)	$(145,033)	$118,082
Issuance of common stock upon exercise of stock options	482,279	—	—		3,169	—	—	3,169
Release of restricted stock, net of share settlement	1,157,526	2	—	—	(2)	—	—	—
Repurchases of common stock	—	—	(93,341)	(648)	—	—	—	(648)
Retirement of treasury stock	(93,341)	—	93,341	648	(648)	—	—	—
Stock-based compensation expense	—	—	—	—	7,668	—	—	7,668
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(5,119)	—	—	(5,119)
Net income	—	—	—	—	—	—	10,509	10,509
Other comprehensive income	—	—	—	—	—	5	—	5
Balances at March 31, 2018	46,982,300	$47	—	$—	$268,601	$(458)	$(134,524)	$133,666

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$59,064	$10,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,380	5,977
Provision for sales returns and doubtful accounts receivable	9,267	381
Stock-based compensation	9,940	7,617
Deferred income taxes	(52,021)	—
Other adjustments, net	430	(916)
Changes in assets and liabilities:
Accounts receivable	(5,559)	(25,388)
Prepaid expenses and other assets	(727)	(29)
Accounts payable	2,520	5,241
Accrued liabilities	(1,115)	12,646
Deferred revenue	133	(571)
Other liabilities, noncurrent	1,015	(154)
Net cash provided by operating activities	29,327	15,313
Cash Flows from Investing Activities
Capital expenditures	(1,193)	(396)
Business acquisitions, net	(22,156)	(14,154)
Internal software development costs	(1,727)	(1,533)
Other investing activities	206	868
Net cash used in investing activities	(24,870)	(15,215)
Cash Flows from Financing Activities
Withholding taxes related to release of restricted stock, net of share settlement	(8,783)	(5,115)
Repurchases of common stock	—	(647)
Proceeds from exercise of common stock options	5,714	3,165
Net cash used in financing activities	(3,069)	(2,597)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	42	17
Net increase (decrease) in cash, cash equivalents and restricted cash	1,430	(2,482)
Cash, cash equivalents and restricted cash at beginning of period	65,588	50,459
Cash, cash equivalents and restricted cash at end of period	$67,018	$47,977
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$67,004	$47,089
Restricted cash included in other assets, noncurrent	14	888
Total cash, cash equivalents and restricted cash	$67,018	$47,977
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	249	118
Accrued post-closing payments related to AmOne Corp. acquisition (see Note 7)	7,514	—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2019 and for the three and nine months ended March 31, 2019 and 2018 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC on September 12, 2018. The condensed consolidated balance sheet at June 30, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2019, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income for the three and nine months ended March 31, 2019 and 2018 and condensed consolidated statements of cash flows for the nine months ended March 31, 2019 and 2018. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2019, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk

The Company had one client that accounted for 23% of net revenue for both the three and nine months ended March 31, 2019 and 22% and 23% of net revenue for the three and nine months ended March 31, 2018. That same client accounted for 16% and 13% of net accounts receivable as of March 31, 2019 and June 30, 2018. One additional client accounted for  13% of net accounts receivable as of  June 30, 2018. No other clients accounted for 10% or more of net revenue for the three and nine months ended March 31, 2019 or 2018 or 10% or more of net accounts receivable as of March 31, 2019 or June 30, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable and post-closing payments related to its acquisition of AmOne Corp. (“AmOne”). The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded value and fair value of the Company’s post-closing payments as of March 31, 2019 was $7.7 million and was determined using observable market inputs. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. As of March 31, 2019 and June 30, 2018, the Company held money market funds of $11.1 million and $10.9 million which are classified as cash equivalents. As of June 30, 2018, the Company maintained $0.9 million cash restricted as collateral for letters of credit. In the second quarter of fiscal year 2019, the cash restriction from the issuing financial institution was removed.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3. Revenue

Disaggregation of Revenue

The following table shows the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net revenue:
Financial Services	$86,860	$87,125	$238,636	$207,978
Education	14,742	19,641	53,395	53,211
Other	14,623	11,159	41,159	31,648
Total net revenue	$116,225	$117,925	$333,190	$292,837

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	March 31,	June 30,
	2019	2018
Deferred revenue	$848	$715
Client deposits	667	684

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. Significant changes in the liability balances during the period relate to advance consideration received from clients, offset by revenue recognized of $6.1 million.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$941	$7,117	$59,064	$10,509
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	49,907	46,602	49,349	46,047
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	49,907	46,602	49,349	46,047
Weighted-average effect of dilutive securities:
Stock options	1,697	1,967	1,787	1,138
Restricted stock units	1,328	2,706	1,545	2,016
Weighted-average shares of common stock used in computing diluted net income per share	52,932	51,275	52,681	49,201
Net income per share:
Basic	$0.02	$0.15	$1.20	$0.23
Diluted	$0.02	$0.14	$1.12	$0.21
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	117	155	104	1,444

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1 —

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of March 31, 2019 and June 30, 2018, the Company used Level 1 assumptions for its money market funds.

Level 2 —

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2019, the Company used Level 2 assumptions for its post-closing payments. As of June 30, 2018, the Company did not have any Level 2 financial assets or liabilities.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 —

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2019 and June 30, 2018, the Company did not have any Level 3 financial assets or liabilities.

6. Prepaid Expenses and Other Assets

During the three months ended December 31, 2015, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be their exclusive click monetization partner for the majority of their insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of March 31, 2019, the Company has recorded $1.0 million within prepaid expenses and other assets and $5.5 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. As of June 30, 2018, the Company had recorded $1.0 million within prepaid expenses and other assets and $6.3 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. Amortization expense was $0.2 and $0.8 million for both the three and nine months ended March 31, 2019 and 2018.

7. Acquisitions

On October 1, 2018, the Company completed the purchase of AmOne, an online performance marketing company in the financial services client vertical, to broaden its publisher and customer relationships. In exchange for all outstanding shares of AmOne, the Company paid $23.0 million in cash upon closing (including $2.7 million cash for net assets acquired subject to post-closing adjustments) and will make $8.0 million in post-closing payments, payable in equal semi-annual installments over a two year period, with the first installment payable six months following the date of closing. As of March 31, 2019, the Company has a liability related to post-closing adjustments for net assets acquired of $0.1 million included in accrued liabilities on the Company’s condensed consolidated balance sheet. The total consideration was calculated as follows (in thousands):

Estimated Fair Value
Cash	$23,032
Post-closing adjustments for net assets acquired	138
Post-closing payments, net of imputed interest of $486	7,514
Total	$30,684

As of March 31, 2019, the Company had recorded $3.9 million in other liabilities, current and $3.8 million in other liabilities, noncurrent, on the Company’s condensed consolidated balance sheet related to post-closing payments.

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

The Company is still finalizing the allocation of the purchase price to the individual assets acquired. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the acquirer may adjust the provisional amounts recognized for a business combination, not to exceed one year from the acquisition date. The final purchase price allocation, which may include changes in the allocations within intangible assets and between intangible assets and goodwill, as well as changes in the estimated useful lives of the intangible assets, will be determined when the Company has completed the detailed review of underlying inputs and assumptions used in its preliminary purchase price allocation.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net revenue	$116,225	$123,060	$339,680	$308,733
Net income	941	7,921	60,320	13,214

The pro forma financial information for the nine months ended March 31, 2019 included the elimination of $192 thousand of nonrecurring acquisition costs incurred by the Company that were directly related to the acquisition.

The change in the carrying amount of goodwill for the nine months ended March 31, 2019 was as follows (in thousands):

Goodwill
Balance at June 30, 2018	$62,283
Additions	5,146
Balance at March 31, 2019	$67,429

8. Intangible Assets

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2019			June 30, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$62,399	$(39,479)	$22,920	$41,101	$(37,286)	$3,815
Content	60,959	(60,932)	27	60,969	(60,930)	39
Website/trade/domain names	31,995	(29,987)	2,008	31,098	(29,369)	1,729
Acquired technology and others	39,399	(36,922)	2,477	38,900	(35,910)	2,990
Total	$194,752	$(167,320)	$27,432	$172,068	$(163,495)	$8,573

Amortization of intangible assets was $1.6 million and $3.8 million for the three and nine months ended March 31, 2019 and $0.9 million and $2.7 million for the three and nine months ended March 31, 2018.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of March 31, 2019 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2019 (remaining three months)	$1,519
2020	6,081
2021	4,761
2022	3,678
2023	3,446
Thereafter	7,947
Total	$27,432

9. Income Taxes

The Company recorded a valuation allowance against the majority of its deferred tax assets at the end of fiscal year 2014. In the second quarter of fiscal year 2019, due to the preponderance of positive evidence, including the Company’s cumulative profit before taxes and future forecasts of continued profitability for the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed. Accordingly; the Company recorded a benefit from income taxes of $49.4 million related to the release of the valuation allowance for the majority of its federal and state deferred tax assets. The Company continues to maintain a valuation allowance related to its deferred tax assets for its foreign entities and California research and development tax credits. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable. The Company recorded a net benefit from income taxes of $1.9 million for the three months ended March 31, 2019 primarily due to the income tax accounting treatment in interim periods for the impacts of the release of the valuation allowance for most of the United States federal and all states deferred tax assets with the exception of California research and development tax credits.

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

10. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2026. Rent expense was $0.9 million and $2.9 million for the three and nine months ended March 31, 2019 and $0.8 million and $2.4 million for the three and nine months ended March 31, 2018. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual minimum lease payments under noncancelable operating leases as of March 31, 2019 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2019 (remaining three months)	$424
2020	3,329
2021	4,018
2022	3,989
2023	3,675
Thereafter	1,416
Total	$16,851

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2019 and June 30, 2018.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2019 and June 30, 2018.

Lending Commitments

In the third quarter of fiscal 2018, the Company entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase the Company’s presence in the emerging technology career education market. The principal balance at any time could not exceed $2.5 million and any outstanding principal balance accrued interest at 6.00% payable monthly. The promissory note expired on January 1, 2019 with no outstanding principal balance and was not renewed.

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

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. Under this program, no repurchases were made during the three and nine months ended March 31, 2019. In the nine months ended March 31, 2018, the Company repurchased and retired 62,364 shares of its common stock at a weighted-average price of $8.36 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.5 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan.

The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

12. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and RSUs to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). Prior to fiscal year 2016, the Company granted RSUs with a service condition (“service-based RSUs”). In fiscal year 2016, the Company also began granting to employees RSUs with a market condition (“market-based RSUs”) that requires that the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In fiscal year 2019, the Company began granting to employees RSUs with a performance condition (“performance-based RSUs”) that vest variably subject to the achievement of fiscal year 2019 revenue growth and adjusted EBITDA targets (“performance targets”). The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs, and performance-based RSUs under its stock incentive plans.

As of March 31, 2019, 20,599,689 shares were reserved and 14,795,537 shares were available for issuance under the 2010 Incentive Plan; 4,333,939 shares were reserved and 2,276,487 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three and nine months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Expected term (in years)	4.4	4.6	4.3	4.6
Expected volatility	56%	50%	55%	48%
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.5%	2.4%	2.7%	1.9%
Grant date fair value	$8.23	$4.11	$7.32	$2.04

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company estimates the fair value of market-based RSUs at the date of the grant using the Monte Carlo simulation model. There were no grants of market-based RSUs during the nine months ended March 31, 2019. The weighted-average Monte Carlo simulation model assumptions for the three and nine months ended March 31, 2018 were as follows:

	March 31, 2018
	Three Months Ended	Nine Months Ended
Expected term (in years)	4.0	4.0
Expected volatility	50%	49%
Expected dividend yield	—	—
Risk-free interest rate	2.4%	2.2%
Grant date fair value	$8.03	$6.69

The Company estimates the fair value of service-based RSUs and performance-based RSUs based on the closing price of the Company’s common stock on the grant date. As some of the components that comprise the performance targets have not been fully established, a grant date as defined by ASC 718 has not been determined. The Company will re-measure the compensation expense associated with the performance-based RSUs at each reporting date based on the closing price of the Company’s common stock at each reporting date until the grant date has been established. Compensation expense is amortized net of estimated forfeitures on a straight-line basis over the requisite service period of the stock-based compensation awards.

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net revenue:
United States	$113,618	$115,655	$326,653	$286,523
International	2,607	2,270	6,537	6,314
Total net revenue	$116,225	$117,925	$333,190	$292,837

	March 31,	June 30,
	2019	2018
Property and equipment, net:
United States	$4,556	$3,875
International	254	336
Total property and equipment, net	$4,810	$4,211

	March 31,	June 30,
	2019	2018
Other intangible assets, net:
United States	$27,346	$8,441
International	86	132
Total other intangible assets, net	$27,432	$8,573

14. Subsequent Events

On April 15, 2019, the Company completed the purchase of CloudControlMedia, LLC (“CCM”), a marketing services company. In exchange for all outstanding shares of CCM, the Company paid $8.3 million in cash upon closing (including $0.8 million cash for net assets acquired subject to post-closing adjustments) and will make $7.5 million in post-closing payments and a total earn-out

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimated between $3.1 million and $4.2 million calculated based on a percentage of revenue generated by new and existing CCM clients for the five years following April 15, 2019. The post-closing payments are payable in equal semi-annual installments over a four year period, with the first installment payable six months following April 15, 2019 and the earn-out is calculated every June 30 and December 31 for the preceding six months, payable within 45 days from the semi-annual date. The acquisition will be accounted for as a business combination and the results of operations of CCM will be included in the Company's results of operations beginning April 15, 2019. The Company is currently evaluating the purchase price allocation for this transaction.

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

Our two largest client verticals are financial services and education. Our financial services client vertical represented 75% and 72% of net revenue for the three and nine months ended March 31, 2019 and 74% and 71% of net revenue for the three and nine months ended March 31, 2018. Our education client vertical represented 13% and 16% of net revenue for the three and nine months ended March 31, 2019 and 17% and 18% of net revenue for the three and nine months ended March 31, 2018. Our other client verticals, consisting of home services and business-to-business technology, represented 12% of net revenue for both the three and nine months ended March 31, 2019 and 9% and 11% of net revenue for the three and nine months ended March 31, 2018. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 23% of our net revenue for both the three and nine months ended March 31, 2019 and 22% and 23% of our net revenue for the three and nine months ended March 31, 2018. No other client accounted for 10% or more of our net revenue for the three and nine months ended March 31, 2019 or 2018.

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

Development, Acquisition and Retention of High Quality Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop and retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed new sources of media, including entering into strategic partnerships with other marketing and media companies and acquisitions. Such partnerships include takeovers of performance marketing functions for large web media properties; backend monetization of unmatched traffic for clients with large media buys; and white label products for other performance marketing companies. We have also focused on growing our revenue from call center, email, mobile and social media traffic sources.

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

Operating Expenses

We classify our operating expenses into three categories: product development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, facilities fees and other costs. Personnel costs for each category of operating expenses generally include salaries, stock-based compensation expense, bonuses, commissions and related taxes and employee benefit costs.

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

Other (Expense) Income, Net

Other (expense) income, net, consists primarily of interest income, interest expense and other income and expense. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Interest expense relates to imputed interest on the AmOne Corp. (“AmOne”) acquisition post-closing payments. We have no borrowing agreements outstanding as of March 31, 2019; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	(In thousands)				(In thousands)
Net revenue	$116,225	100.0%	$117,925	100.0%	$333,190	100.0%	$292,837	100.0%
Cost of revenue (1)	98,350	84.6	99,982	84.8	286,078	85.9	251,161	85.8
Gross profit	17,875	15.4	17,943	15.2	47,112	14.1	41,676	14.2
Operating expenses: (1)
Product development	2,864	2.5	3,686	3.1	9,164	2.7	10,375	3.5
Sales and marketing	2,019	1.7	2,789	2.4	6,346	1.9	7,833	2.7
General and administrative	13,919	12.0	4,889	4.1	24,362	7.3	13,860	4.7
Operating (loss) income	(927)	(0.8)	6,579	5.6	7,240	2.2	9,608	3.3
Interest income	80	0.1	45	—	215	0.1	118	—
Interest expense	(96)	(0.1)	—	—	(194)	(0.1)	—	—
Other (expense) income, net	(8)	—	583	0.5	40	—	869	0.3
Loss (income) before income taxes	(951)	(0.8)	7,207	6.1	7,301	2.2	10,595	3.6
Benefit from (provision for) income taxes	1,892	1.6	(90)	(0.1)	51,763	15.5	(86)	—
Net income	$941	0.8%	$7,117	6.0%	$59,064	17.7%	$10,509	3.6%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,621	1.4%	$1,027	0.9%	$5,161	1.5%	$2,953	1.0%
Product development	319	0.3	495	0.4	1,147	0.3	1,455	0.5
Sales and marketing	218	0.2	316	0.3	931	0.3	921	0.3
General and administrative	792	0.7	779	0.7	2,701	0.8	2,288	0.8

Gross Profit

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2019	2018	2019	2018	% Change	% Change
	(In thousands)
Net revenue	$116,225	$117,925	$333,190	$292,837	(1%)	14%
Cost of revenue	98,350	99,982	286,078	251,161	(2%)	14%
Gross profit	$17,875	$17,943	$47,112	$41,676	(0%)	13%

Net Revenue

Net revenue decreased $1.7 million, or 1%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Revenue from our financial services client vertical was approximately flat for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in revenue from our personal loans business largely as a result of the acquisition of AmOne and an increase in revenue from our credit cards business driven by expanding media sources, offset by a decrease in revenue from our mortgage business due to lower refinancing activity. Revenue from our education client vertical decreased $4.9 million, or 25%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to a large former education client who entered federal receivership. Revenue from our other client vertical increased $3.5 million, or 31%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 due to increased client demand in our home services and business-to-business technology client verticals.

Net revenue increased $40.4 million, or 14%, for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. Revenue from our financial services client vertical increased $30.7 million, or 15%, for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. Revenue from our financial services client vertical was also positively impacted by revenue from our personal loans business as a result of the acquisition of AmOne and negatively impacted by a decrease in revenue from our mortgage business due to lower refinancing activity. Revenue from our education client vertical was approximately flat for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. Revenue from our other client vertical increased $9.5 million, or 30%, for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 due to increased client demand in our home services and business-to-business technology client verticals.

Cost of Revenue and Gross Profit Margin

Cost of revenue decreased $1.6 million, or 2%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, driven by decreased media and marketing costs of $4.3 million, partially offset by increased personnel costs of $1.5 million, increased amortization of intangible assets of $0.7 million and increased stock-based compensation expense of $0.6 million. The decrease in media and marketing costs is primarily due to lower revenue volumes and a one-time reversal of $2.9 million of media and marketing costs that is no longer contractually payable, as a result of the uncollectibility of the accounts receivable balance of a large former education client. The increase in personnel costs is primarily due to higher headcount as a result of the acquisition of AmOne and the increase in amortization expense is due to the acquisition of AmOne intangible assets. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 15% for both the three months ended March 31, 2019 and 2018.

Cost of revenue increased $34.9 million, or 14%, for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018, driven by increased media and marketing costs of $27.5 million, increased personnel costs of $4.0 million, increased stock-based compensation expense of $2.2 million and increased amortization expense of $1.1 million. The increase in media and marketing costs is primarily due to higher revenue volumes, partially offset by a one-time reversal of $2.9 million of media and marketing costs that is no longer contractually payable, as a result of the uncollectibility of the accounts receivable balance of a large former education client. The increase in personnel costs is primarily due to higher headcount as a result of the acquisition of AmOne and the increase in amortization expense is primarily due to the acquisition of AmOne intangible assets. Gross margin was 14% for both the nine months ended March 31, 2019 and 2018.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2019	2018	2019	2018	% Change	% Change
	(In thousands)
Product development	$2,864	$3,686	$9,164	$10,375	(22%)	(12%)
Sales and marketing	2,019	2,789	6,346	7,833	(28%)	(19%)
General and administrative	13,919	4,889	24,362	13,860	185%	76%
Operating expenses	$18,802	$11,364	$39,872	$32,068	65%	24%

Product Development Expenses

Product development expenses decreased $0.8 million, or 22%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to decreased incentive compensation expense of $0.4 million and decreased stock-based compensation expense of $0.2 million.

Product development expenses decreased $1.2 million, or 12%, for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 primarily due to decreased incentive compensation expense of $0.7 million and decreased stock-based compensation expense of $0.3 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.8 million, or 28%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to decreased personnel costs of $0.5 million as a result of lower headcount and decreased incentive compensation expense.

Sales and marketing expense decreased $1.5 million, or 19%, for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 primarily due to decreased personnel costs of $1.3 million as a result of lower headcount and decreased incentive compensation expense.

General and Administrative Expenses

General and administrative expenses increased $9.0 million, or 185%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an $8.7 million bad debt expense related to a large former education client and increased professional services fees of $0.4 million related to state licensing fees and audit and tax fees. This was offset by lower personnel costs of $0.2 million as a result of decreased incentive compensation expense.

General and administrative expenses increased $10.5 million, or 76%, for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018 primarily due to an $8.7 million bad debt expense related to a large former education client, increased professional services fees of $0.7 million related to state licensing fees and audit and tax fees, increased stock-based compensation expense of $0.4 million and increased business tax expense of $0.2 million. Personnel costs were flat as a result of annual compensation increases and payroll related taxes, offset by decreased incentive compensation expense.

Benefit from (Provision for) Income Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In thousands)
Benefit from (provision for) income taxes	$1,892	$(90)	$51,763	$(86)

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014. In the second quarter of fiscal year 2019, due to the preponderance of positive evidence, including our cumulative profit before taxes and future forecasts of continued profitability for the United States, we determined that sufficient positive evidence existed to conclude that substantially all of our valuation allowance was no longer needed. Accordingly; we recorded a one-time non-cash benefit from income taxes of $49.4 million related to the release of the valuation allowance for the majority of our federal and states deferred tax assets. We recorded a net benefit from income taxes of $1.9 million for the three months ended March 31, 2019 primarily due to the income tax accounting treatment in interim periods for the impacts of the release of the valuation allowance for most of the United States federal and all states deferred tax assets with the exception of California research and development tax credits.

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

 Liquidity and Capital Resources

As of March 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $67.0 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, and acquisitions from time to time. Our acquisitions may also have deferred purchase price components. For example our acquisitions of AmOne and CloudControlMedia, LLC (“CCM”) require a series of payments by us following the closing date. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$29,327	$15,313
Net cash used in investing activities	(24,870)	(15,215)
Net cash used in financing activities	(3,069)	(2,597)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense, and changes in working capital components.

Cash provided by operating activities was $29.3 million for the nine months ended March 31, 2019, compared to cash flows provided by operating activities of $15.3 million for the nine months ended March 31, 2018.

Cash provided by operating activities for the nine months ended March 31, 2019 consisted of a net income of $59.1 million, offset by non-cash adjustments of $26.4 million and a net decrease in cash from changes in working capital of $3.7 million. The non-cash adjustments primarily consisted of a one-time non-cash benefit of $49.4 million related to our release of the valuation allowance for the majority of our federal and states deferred tax assets, offset by an $8.7 million bad debt expense related to a large former education client, depreciation and amortization of $6.4 million and stock-based compensation expense of $9.9 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $5.6 million and a decrease in accrued liabilities of $1.1 million, offset by an increase in accounts payable of $2.5 million and an increase in other liabilities, noncurrent of $1.0 million. The increase in accounts receivable was due to the timing of receipts. The increase in accounts payable and decrease in accrued liabilities was due to the timing of payments, including the payment of fiscal year 2018 incentive compensation expense in the first quarter of fiscal year 2019.

Cash provided by operating activities for the nine months ended March 31, 2018 consisted of a net income of $10.5 million and non-cash adjustments of $13.1 million. In addition, there was a net decrease in cash from changes in working capital of $8.3 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $7.6 million and depreciation and amortization of $6.0 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $25.4 million, offset by an increase in accounts payable and accrued liabilities of $17.9 million. The increase in accounts receivable is due to higher revenue. The increase in accounts payable and accrued liabilities is attributable to higher marketing and media costs and increased fiscal year 2018 incentive compensation expense which is paid annually after the end of the fiscal year.

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs and acquisitions from time to time.

Cash used in investing activities was $24.9 million for the nine months ended March 31, 2019, compared to cash flows used in investing activities of $15.2 million for the nine months ended March 31, 2018.

Cash used in investing activities in the nine months ended March 31, 2019 was primarily due to $23.0 million cash paid at the closing of the AmOne acquisition, net of cash acquired of $0.9 million, and capital expenditures and internal software development costs of $2.9 million.

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

Cash used in financing activities was $3.1 million for the nine months ended March 31, 2019, compared to cash used in financing activities of $2.6 million for the nine months ended March 31, 2018.

Cash used in financing activities in the nine months ended March 31, 2019 was due to withholding taxes related to the release of restricted stock, net of share settlement of $8.8 million partially offset by proceeds from the exercise of stock options of $5.7 million.

Cash used in financing activities in the nine months ended March 31, 2018 was due to withholding taxes paid related to the release of restricted stock, net of share settlement of $5.1 million and repurchases of common stock of $0.6 million, partially offset by proceeds from the exercise of stock options of $3.2 million.

 Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In the third quarter of fiscal 2018, we entered into an unsecured revolving promissory note as a lender, as part of a strategic partnership intended to increase our presence in the emerging technology career education market. The principal balance at any time could not exceed $2.5 million and any outstanding principal balance accrued interest at a rate of 6.00% payable monthly. The promissory note expired on January 1, 2019 with no outstanding principal balance and was not renewed.

Contractual Obligations

Our contractual obligations primarily relate to operating leases and a lending commitment which expired on January 1, 2019 and was not renewed. Additionally, in connection with our acquisitions during fiscal year 2019, we agreed to make post-closing payments. The AmOne post-closing payments require us to pay $8.0 million in post-closing payments, payable in equal semi-annual installments over a two year period, with the first installment payable six months following October 1, 2018. The CCM post-closing payments require us to pay $7.5 million in post-closing payments, payable in equal semi-annual installments over a four year period, with the first installment payable six months following April 15, 2019. The CCM acquisition also requires us to pay a total earn-out estimated between $3.1 million and $4.2 million that is calculated every June 30 and December 31 based on a percentage of managed revenue generated by new and existing CCM clients for the preceding six months, and is payable within 45 days from the semi-annual date. There have been no material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 other than as previously described.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 23% of our net revenue for both the three and nine months ended March 31, 2019. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Visitor traffic to our online platforms in our financial services client vertical can increase or decrease with interest rate movements. A decline in interest rates may lead to reduced client demand for media, as there are more consumers in the marketplace seeking financing and, accordingly, clients may receive more organic media volume. Similarly, an increase in interest rates may lead to reduced client demand for media, as higher interest rate payments may deter consumers in the marketplace from seeking financing. Further, the credit risks for our financial services client vertical may vary depending on if the loans are secured or unsecured obligations. For example, personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages thus they generally are riskier assets for lenders than mortgages or other secured loans. Federal Reserve Board actions, regulations restricting the amount of interest and fees that may be charged to consumers and general market conditions affecting access to credit could also cause significant visitor fluctuations and have a material and adverse effect on our business.

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

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth may continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•	successfully scaling our technology to accommodate a larger business and integrate acquisitions, including our recent acquisition of AmOne Corp. (“AmOne”) and CloudControlMedia, LLC (“CCM”);
•	maintaining our standing with key vendors, including Internet search companies and third-party publishers;
•	maintaining our client service standards; and
•	developing and improving our operational, financial and management controls and maintaining adequate reporting systems and procedures.

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

Acquisitions have historically been an important element of our overall corporate strategy and use of capital. For example, in April 2019 we acquired CCM, in October 2018 we acquired AmOne., and in November 2017, we acquired certain assets relating to the auto insurance, home insurance and mortgage verticals of Katch, LLC. Any of our acquisitions, investments or divestitures could be material to our financial condition and results of operations. We may evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement with CCM, we are required to pay up to $7.5 million in post-closing payments and a total earn-out estimated between $3.1 million and $4.2 million, calculated based on a percentage of managed revenue generated by new and existing CCM clients. The post-closing payments are payable in equal semi-annual installments over a four year period, with the first installment payable six months following the April 15, 2019 and the earn-out is calculated every June 30 and December 31 for the preceding six months, payable within 45 days from the semi-annual date. Under our acquisition agreement of AmOne, we are required to pay up to $8.0 million in additional post-closing payments, payable in equal semi-annual installments over a two year period, with the first installment payable six months following the date of closing, October 1, 2018. Also, the anticipated benefit of many of our acquisitions may not materialize. In connection with a disposition of assets or a business, we may agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

As of March 31, 2019, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 11 % of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock. As of March 31, 2019, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of March 31, 2019, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the third quarter of fiscal year 2019. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

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
Date: May 10, 2019