Form 10-K
period 2019-06-30
QUINSTREET, INC
filed 2019-08-29
CIK 1117297

K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

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

(650) 587-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	QNST	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the Nasdaq Global Select Market on such date, was $726,576,963. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 23, 2019: 50,966,660

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2019 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, such as but not limited to:

•	our still developing industry and relatively new business model;
•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting us, our third-party publishers’, and our clients’ businesses;
•	our dependence on the availability and affordability of quality media from third-party publishers and strategic partners;
•	our dependence on Internet search companies to attract Internet visitors;
•	our ability to accurately forecast our results of operations and appropriately plan our expenses;
•	our ability to compete in our industry;
•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;
•	our ability to continually optimize our websites to allow Internet visitors to access our websites through mobile devices;
•	our ability to develop new services, enhancements and features to meet new demands from our clients; and
•	our ability to successfully challenge regulatory audits, investigations or allegations of noncompliance with laws.

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

Our Company

We are a leader in performance marketplace products and technologies. Our approach to proprietary performance marketing technologies allows clients to engage high intent digital media or traffic from a wide range of device types (e.g., mobile, desktop, tablet), in multiple formats or types of media (e.g., search engines, large and small media properties or websites, email), and in a wide range of cost-per-action, or CPA, forms. These forms of contact are the primary “products” we sell to our clients, and include qualified clicks, leads, inquiries, calls, applications and customers. We specialize in customer acquisition for clients in high value, information-intensive markets, or “verticals,” including financial services, education, home services, and business-to-business technology. Our clients include some of the world’s largest companies and brands in those markets. While the majority of our operations and revenue are in North America, we also have emerging businesses in Brazil and India.

We generate revenue by delivering measurable online marketing results to our clients. The benefits to our clients include cost-effective and measurable customer acquisition costs, as well as management of highly targeted but also highly fragmented online media sources and access to our world-class proprietary technologies. We are predominantly paid on a negotiated or market-driven “per click,” “per lead,” or other “per action” basis that aligns with the customer acquisition cost targets of our clients. We bear the cost of paying Internet search companies, third-party publishers, strategic partners and other online media sources to generate qualified clicks, leads, inquiries, calls, applications or customers for our clients.

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

Our proprietary technologies have been developed over the past 20 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

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

Increasing complexity of online marketing

Online marketing is a dynamic and increasingly complex advertising medium. There are numerous online channels for marketers to reach potential customers, including search engines, Internet portals, vertical content websites, affiliate networks, display and contextual ad networks, email, video advertising, and social media. We refer to these and other marketing channels as media. Each of these channels may involve multiple ad formats and different pricing models, amplifying the complexity of online marketing. We believe that this complexity increases the demand for our vertical marketing and media services due to our capabilities and to our experience managing and optimizing online marketing programs across multiple channels. Also, marketers and agencies often lack our ability to aggregate offerings from multiple clients in the same industry vertical, an approach that allows us to cover a wide selection of visitor segments and provide more potential matches to visitor needs. This approach can allow us to convert more Internet visitors into qualified clicks, leads, inquiries, calls, applications, or customers from targeted media sources, giving us an advantage when buying or monetizing that media.

Our Business Model

We deliver measurable and cost-effective marketing results to our clients, typically in the form of a qualified click, lead, inquiry, call, application, or customer. Clicks, leads, inquiries, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are paid typically by clients when we deliver qualified clicks, leads, inquiries, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver clicks, leads, inquiries, calls, applications, and customers to our clients, generally we:

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

Media cost, or the cost to attract targeted Internet visitors, is the largest cost input to producing the measurable marketing results we deliver to clients. Balancing our clients’ customer acquisition cost and conversion objectives — or the rate at which the clicks, leads, inquiries, calls, or applications that we deliver to them convert into customers — with our media costs and yield objectives, represents the primary challenge in our business model. We have been able to effectively balance these competing demands by focusing on our media sources and creative capabilities, developing proprietary technologies and optimization capabilities, and working to constantly improve segmentation and matching of visitors to clients through the application of our extensive data and experience in performance marketing. We also seek to mitigate media cost risk by working with third-party publishers and media owners predominantly on a revenue-share basis, which makes these costs variable and provides for risk management. Media purchased on a revenue-share basis has represented the majority of our media costs and of the Internet visitors we convert into qualified clicks, leads, inquiries, calls, applications, or customers for clients, contributing significantly to our ability to maintain profitability.

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

Clients

In fiscal years 2019, 2018 and 2017, we had one client, The Progressive Corporation, that accounted for 22%, 23% and 17% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2019, 2018 and 2017. Our top 20 clients accounted for 54%, 57% and 52% of net revenue in fiscal years 2019, 2018 and 2017. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2019, 2018 and 2017, we spent $12.3 million, $13.8 million and $13.5 million on product development.

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

Employees

As of June 30, 2019, we had 637 employees, which consisted of 167 employees in product development, 42 in sales and marketing, 39 in general and administration and 389 in operations. None of our employees are represented by a labor union, except for our employees in Brazil who are represented by a union as required by Brazilian law.

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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. We believe that our implementation of our enhanced products and media strategies across our business is in a relatively early stage. As a result, we face risks and uncertainties such as but not limited to:

•	our still developing industry and relatively new business model;
•	changes in the economic condition, market dynamics, regulatory enforcement or legislative environment affecting us, our third-party publishers’, and our clients’ businesses;
•	our dependence on the availability and affordability of quality media from third-party publishers and strategic partners;
•	our dependence on Internet search companies to attract Internet visitors;
•	our ability to accurately forecast our results of operations and appropriately plan our expenses;
•	our ability to compete in our industry;
•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;
•	our ability to continually optimize our websites to allow Internet visitors to access our websites through mobile devices;
•	our ability to develop new services, enhancements and features to meet new demands from our clients;
•	our ability to implement our enhanced products across our business and achieve client adoptions of such products; and
•	our ability to successfully challenge regulatory audits, investigations or allegations of noncompliance with laws.

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

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services, education and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain, therefore, keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. For example, we believe increased regulation may occur in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personally identifiable information. Further, foreign laws and regulations such as the General Data Protection Regulation (“GDPR”), which became effective in May 2018, may apply to our business and marketing activities that are offered to European Union users. The GDPR creates a range of new compliance obligations and penalties for non-compliance are significant. The foregoing could affect our ability to use and share data and may result in expenditures to ensure our ability to store, process and share data in accordance with applicable laws and regulations. Violations or alleged violations of laws by us, our third-party publishers or clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

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

In addition, changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and negatively impact our financial results. For example, in September 2017, the Department of Education approved conversion of two for-profit post-secondary education institutions to operate as non-profit post-secondary education institutions. These types of conversions may not be successful, may subject the institutions to adverse publicity or otherwise adversely impact our business.

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

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher and strategic partner websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified clicks, leads, inquiries, calls, applications, and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned and operated websites or our third-party publisher and strategic partner websites if their investments do not generate marketing results and ultimately users or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients could have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. If any of our clients decided not to continue marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 22% of our net revenue for fiscal year 2019. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Our success and future growth depend upon the continued services of our management team, including Douglas Valenti, Chief Executive Officer, and other key employees in all areas of our organization. From time to time, there may be changes in our key employees resulting from the hiring or departure of executives and employees, which could disrupt our business. We have, in the past, experienced declines in our business and a depressed stock price, making our equity and cash incentive compensation programs less attractive to current and potential key employees. If we lose the services of key employees or if we are unable to attract and retain additional qualified employees, our business and growth could suffer.

If we are unable to collect our receivables from our clients, our results of operations and cash flows could be adversely affected.

We expect to obtain payment from our clients for work performed and maintain an allowance against receivables for potential losses on client accounts. Actual losses on client receivables could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. We may not accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as any evolving industry standards, changing regulatory conditions, and changing visitor and client demands, could also result in financial difficulties for our clients, including insolvency or bankruptcy. As a result, this could cause clients to delay payments to us, request modifications to their payment arrangements that could extend the timing of cash receipts, or default on their payment obligations to us. For example, in the third quarter of fiscal year 2019, we recorded a one-time charge of $8.7 million for bad debt expense related to a large former education client, which arose in part due to the U.S. Department of Education placing restrictions on one of its for-profit school from Title IV programs. If we experience an increase in the time to bill and collect for our services, our results of operations and cash flows could be adversely affected.

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

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth may continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•

successfully scaling our technology to accommodate a larger business and integrate acquisitions, including our recent acquisition of AmOne Corp. (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”);

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. For example, we acquired MBT in May 2019, CCM in April 2019, and AmOne in October 2018. Any of our future acquisitions, investments or divestitures could be material to our financial condition and results of operations. We may evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating challenges, risks and expenditures, including that the acquisitions do not advance our corporate strategy, that we get an unsatisfactory return on our investments, that the acquisitions may distract management from our other businesses, or that we may have difficulty (i) integrating an acquired company’s accounting, financial reporting, management information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; (ii) integrating the controls, procedures and policies at companies we acquire appropriate for a public company; and (ii) transitioning the acquired company’s operations, users and customers onto our existing platforms. The success of these acquisitions will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these acquisitions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefit may ultimately be smaller than we expected. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement with MBT, we are required to pay $4.0 million in post-closing payments and an estimated earn-out of $1.5 million. Under our acquisition agreement with CCM, we are required to pay $7.5 million in post-closing payments and an estimated earn-out of $3.6 million. Under our acquisition agreement with AmOne, we are required to pay $8.0 million in post-closing payments. Also, the anticipated benefit of many of our acquisitions, including anticipated synergies, may not materialize. In connection with a disposition of assets or a business, we may agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

In addition to other factors that cause our results of operations to fluctuate, results are also subject to significant seasonal fluctuation. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. During that quarter, there is generally lower availability of media during the holiday period on a cost effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better media availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31. Moreover, our lending clients’ businesses are subject to seasonality. For example, our clients that offer mortgage products are historically subject to seasonal trends. These trends reflect the general patterns of the mortgage industry and housing sales, which typically peak in the spring and summer seasons. Other factors affecting our clients’ businesses include macro factors such as credit availability, the strength of the economy and employment. Any of the foregoing seasonal trends, or the combination of them, may negatively impact our quarterly revenue and results of operations.

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

Our ability to compete effectively depends upon our proprietary systems and technology. We rely on patent, trade secret, trademark and copyright law, confidentiality agreements, and technical measures to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants, independent contractors, advisors, client vendors, and publishers. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our services or obtaining and using our proprietary information. For example, past or current employees, contractors or agents may reveal confidential or proprietary information. Further, these agreements may not provide an adequate remedy in the event of unauthorized disclosures or uses, and we cannot assure you that our rights under such agreements will be enforceable. Effective patent, trade secret, copyright, and trademark protection may not be available in all countries where we currently operate or in which we may operate in the future. Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide competitive advantages to us; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be effective; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patent, trademark, copyright, trade secret or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

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

We have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names, acquired technology, among others, as of the acquisition date, and are amortized based on their economic lives. We are required to evaluate our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill that is expected to contribute indefinitely to our cash flows is not amortized, but must be evaluated for impairment at least annually. If necessary, a quantitative test is performed to compare the carrying value of the asset to its estimated fair value, as determined based on a discounted cash flow approach, or when available and appropriate, to comparable market values. If the carrying value of the asset exceeds its current fair value, the asset is considered impaired and its carrying value is reduced to fair value through a non-cash charge to earnings. Events and conditions that could result in impairment of our goodwill and intangible assets include adverse changes in the regulatory environment, a reduced market capitalization or other factors leading to reduction in expected long-term growth or profitability.

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

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and other factors such as:

•	our ability to grow our revenues and adjusted EBITDA margin and to manage any such growth effectively;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements about our revenue, earnings or other financial results, including outlook, that are not in line with analyst expectations;
•	geopolitical and world economic conditions;
•	our ability to find, develop or retain high quality targeted media on a cost effective basis;
•	relatively low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;
•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;
•	stock repurchase programs;
•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;
•	fluctuations in the stock price and operating results of our competitors or perceived competitors that operate in our industries;
•	our commencement of, involvement in, or a perceived threat of litigation or regulatory enforcement action; and
•	negative publicity about us, our industry, our clients or our clients’ industries.

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

As of June 30, 2019, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 11% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of June 30, 2019, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our principal executive office is located in a leased facility in Foster City, California, consisting of approximately 63,998 square feet of office space under a lease with an expiration date in October 2018. The lease was amended in April 2018. The extended lease term began on November 1, 2018 and expires on October 31, 2023, and decreased the square feet of office space to approximately 44,556. This facility accommodates our principal engineering, sales, marketing, operations, finance and administrative activities. We also lease additional facilities to accommodate sales, marketing, and operations throughout the United States. Outside of the United States, we also lease facilities to accommodate engineering, sales, marketing, and operations in Brazil and India.

We may add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business. Certain of our outstanding legal matters include claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. Based on our current knowledge, we do not believe that there is a reasonable possibility that the final outcome of pending or threatened legal proceedings to which we are a party, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows. However, the outcome of such legal matters is subject to significant uncertainties.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2019	High	Low
First quarter ended September 30, 2018	$16.42	$12.12
Second quarter ended December 31, 2018	$17.75	$12.48
Third quarter ended March 31, 2019	$20.02	$12.66
Fourth quarter ended June 30, 2019	$16.81	$12.98

Fiscal Year Ended June 30, 2018	High	Low
First quarter ended September 30, 2017	$8.00	$3.36
Second quarter ended December 31, 2017	$10.97	$6.86
Third quarter ended March 31, 2018	$14.65	$8.27
Fourth quarter ended June 30, 2018	$14.12	$9.76

On August 23, 2019, the closing price as reported on the Nasdaq Global Select Market of our common stock was $11.02 per share and we had approximately 56 stockholders of record of our common stock.

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

Stock Repurchase Program

In July 2017, the Board of Directors authorized a stock repurchase program allowing us to repurchase up to 905,000 outstanding shares of our common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. There were no repurchases under this stock repurchase program during fiscal year 2019. As of June 30, 2019, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares.

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

The following performance graph shows a comparison from June 30, 2014 through June 30, 2019 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2019.

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

We derived the consolidated statements of operations data for fiscal years ended June 30, 2019, 2018 and 2017 and the consolidated balance sheets data as of June 30, 2019 and 2018 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for fiscal years ended June 30, 2016 and 2015 and the consolidated balance sheets data as of June 30, 2017, 2016 and 2015 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$455,154	$404,358	$299,785	$297,706	$282,140
Cost of revenue (1)	393,509	345,947	269,409	270,963	252,002
Gross profit	61,645	58,411	30,376	26,743	30,138
Operating expenses: (1)
Product development	12,329	13,805	13,476	16,431	17,948
Sales and marketing	8,755	10,414	9,189	12,020	14,544
General and administrative	29,834	18,556	15,934	17,166	16,823
Restructuring charges	—	—	2,441	—	—
Total operating expenses	50,918	42,775	41,040	45,617	49,315
Operating income (loss)	10,727	15,636	(10,664)	(18,874)	(19,177)
Interest income	290	181	138	61	72
Interest expense	(367)	—	(346)	(585)	(3,818)
Other income (expense), net	69	687	(2,416)	112	2,671
Interest and other (expense) income, net	(8)	868	(2,624)	(412)	(1,075)
Income (loss) before income taxes	10,719	16,504	(13,288)	(19,286)	(20,252)
Benefit from (provision for) income taxes	51,761	(574)	1,080	(134)	244
Net income (loss)	$62,480	$15,930	$(12,208)	$(19,420)	$(20,008)

Net income (loss) per share: (2)
Basic	$1.26	$0.34	$(0.27)	$(0.43)	$(0.45)
Diluted	$1.18	$0.32	$(0.27)	$(0.43)	$(0.45)

Weighted-average shares used in computing net income (loss) per share:
Basic	49,581	46,417	45,594	45,197	44,454
Diluted	52,754	49,872	45,594	45,197	44,454

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$7,354	$3,982	$3,109	$3,780	$3,120
Product development	1,606	1,949	1,834	2,340	2,395
Sales and marketing	1,358	1,222	1,154	1,825	2,144
General and administrative	3,810	3,029	2,759	3,023	2,196
Restructuring charges	—	—	42	—	—

(2)	See Note 4, Net Income (Loss) per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock.

	June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$62,522	$64,700	$49,571	$53,710	$60,468
Working capital	59,679	69,592	47,301	44,264	69,549
Total assets	324,611	220,296	174,308	193,102	205,153
Long-term liabilities	18,083	3,938	3,672	4,631	20,740
Total debt	—	—	—	15,000	15,049
Total stockholders' equity	222,829	148,326	118,082	124,752	135,585

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$37,965	$26,979	$18,536	$1,015	$6,133
Depreciation and amortization	8,975	7,767	11,377	15,087	18,867
Capital expenditures	1,972	610	1,160	1,859	3,346

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$34,489	$34,679	$12,010	$7,853	$9,984

(1)

We define adjusted EBITDA as net income (loss) less (benefit from) provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other (expense) income, net, acquisition related expense, contingent consideration adjustment, shareholder litigation expense, external expenses related to the material weakness disclosed in our FY 2017 Annual Report on Form 10-K, and restructuring expense. Please see the “adjusted EBITDA” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table presents a reconciliation of adjusted EBITDA to net income (loss) calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Net income (loss)	$62,480	$15,930	$(12,208)	$(19,420)	$(20,008)
Interest and other expense (income), net	8	(868)	2,624	412	1,075
(Benefit from) provision for income taxes	(51,761)	574	(1,080)	134	(244)
Depreciation and amortization	8,975	7,767	11,377	15,087	18,867
Stock-based compensation expense	14,128	10,182	8,856	10,968	9,855
Acquisition costs	736	667	—	—	—
Contingent consideration adjustment	(100)	(152)	—	—	—
Shareholder litigation expense	23	16	—	375	—
Material weakness related expense	—	563	—	—	—
Restructuring	—	—	2,441	297	439
Adjusted EBITDA	$34,489	$34,679	$12,010	$7,853	$9,984

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our financial services client vertical represented 73%, 70% and 62% of net revenue in fiscal years 2019, 2018 and 2017. Our education client vertical represented 15%, 19% and 24% of net revenue in fiscal years 2019, 2018 and 2017. Our other client vertical, consisting of home services and business-to-business technology, represented 12%, 11% and 14% of net revenue in fiscal years 2019, 2018 and 2017. We generated the majority of our revenue from sales to clients in the United States.

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

Our education client vertical has been significantly challenged by regulations and enforcement activity affecting U.S. for-profit education institutions over the past several years. For example, in July 2015, the Federal Trade Commission initiated an investigation of a publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have and may continue to, result in a decrease in these clients’ spending with us and other vendors and fluctuations in the volume and mix of our business with these clients. To offset the impact these regulatory and investigative activities have had on the U.S. for-profit education clients, we have broadened our product set from our traditional lead business with the addition of better qualified and matched clicks, leads or inquiries, and calls; we believe these new enhanced products better match U.S. for-profit education client needs in the current regulatory environment. We have also broadened our markets in education to include not-for-profit schools and international markets in Brazil and India. Moreover, we have entered into strategic partnerships and acquisitions to increase and diversify our access to quality media and client budgets.

Development, Acquisition and Retention of High Quality Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop, or acquire and retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed new sources of media, including entering into strategic partnerships with other marketing and media companies and acquisitions. Such partnerships include takeovers of performance marketing functions for large web media properties; backend monetization of unmatched traffic for clients with large media buys; and white label products for other performance marketing companies. We have also focused on growing our revenue from call center, email, mobile and social media traffic sources.

Seasonality

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. In our second fiscal quarters, there is generally lower availability of media during the holiday period on a cost effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better media availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

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

Operating Expenses

We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional services fees, facilities fees and other costs. Personnel costs for each category of operating expenses generally include salaries, stock-based compensation expense, bonuses, commissions and related taxes, and employee benefit costs.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs of our finance, legal, employee benefits and compliance, technical support and other administrative personnel, as well as bad debt expense, accounting and legal professional services fees and facilities fees. We are constraining expenses generally to the extent practicable.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our business acquisitions and revolving loan facility which matured in June 2017. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, impairment of investment and other non-operating items.

Benefit from (Provision for) Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2019		2018		2017
	(In thousands, except percentages)
Net revenue	$455,154	100.0%	$404,358	100.0%	$299,785	100.0%
Cost of revenue (1)	393,509	86.5	345,947	85.6	269,409	89.9
Gross profit	61,645	13.5	58,411	14.4	30,376	10.1
Operating expenses: (1)
Product development	12,329	2.6	13,805	3.3	13,476	4.4
Sales and marketing	8,755	1.9	10,414	2.6	9,189	3.1
General and administrative	29,834	6.6	18,556	4.6	15,934	5.3
Restructuring charges	—	—	—	—	2,441	0.8
Operating income (loss)	10,727	2.4	15,636	3.9	(10,664)	(3.5)
Interest income	290	—	181	—	138	—
Interest expense	(367)	—	—	—	(346)	(0.1)
Other income (expense), net	69	—	687	0.2	(2,416)	(0.8)
Income (loss) before income taxes	10,719	2.4	16,504	4.1	(13,288)	(4.4)
Benefit from (provision for) income taxes	51,761	11.3	(574)	(0.2)	1,080	0.3
Net income (loss)	$62,480	13.7%	$15,930	3.9%	$(12,208)	(4.1)%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$7,354	1.6%	$3,982	1.0%	$3,109	1.0%
Product development	1,606	0.4	1,949	0.5	1,834	0.6
Sales and marketing	1,358	0.3	1,222	0.3	1,154	0.4
General and administrative	3,810	0.8	3,029	0.7	2,759	0.9
Restructuring charges	—	—	—	—	42	—

Gross Profit

	Fiscal Year Ended June 30,			2019 - 2018	2018 - 2017
	2019	2018	2017	% Change	% Change
	(In thousands)
Net revenue	$455,154	$404,358	$299,785	13%	35%
Cost of revenue	393,509	345,947	269,409	14%	28%
Gross profit	$61,645	$58,411	$30,376	6%	92%

Net Revenue

Net revenue increased by $50.8 million, or 13%, in fiscal year 2019 compared to fiscal year 2018. Revenue from our financial services client vertical increased by $47.3 million, or 17%, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. The change in revenue from our financial services client vertical was also driven by increased revenue from our personal loans business, primarily as a result of the acquisition of AmOne, and increased revenue from our credit card business driven by expanding media sources, offset by a decline in revenue from our mortgage business due to lower refinancing activity. Revenue from our education client vertical revenue decreased by $8.8 million, or 11%, primarily due to the loss of a large not-for-profit education client who entered federal receivership, lower availability of high quality media at acceptable margins due to competitor acquisitions of media sources, and decreased client budgets due to school closures. Revenues from our other client vertical increased by $12.3 million, or 28%, primarily due to increased client demand in our home services and business-to-business technology client verticals.

Net revenue increased by $104.6 million, or 35%, in fiscal year 2018 compared to fiscal year 2017. Our financial services client vertical revenue increased by $98.3 million, or 53%, primarily due to our enhanced product set that provides greater segmentation, matching, transparency, and right pricing of media which have enabled access to more media and client budgets and to additional strategic partnerships that have increased and diversified our access to quality media and client budgets. Our education client vertical revenue increased by $5.1 million, or 7%, primarily due to increased client demand from not-for-profit education clients. Revenue from our other client vertical increased by $1.1 million, or 3%, primarily due to increased client demand in our home services client vertical, partially offset by decreased client demand in our business-to-business technology vertical.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $47.6 million, or 14%, in fiscal year 2019 compared to fiscal year 2018. This was primarily driven by increased media and marketing costs of $34.4 million, increased personnel costs of $7.6 million, increased stock-based compensation expense of $3.4 million, and increased amortization of intangible assets of $2.1 million. The increase in media and marketing costs was due to higher revenue volumes. The increase in personnel costs and stock-based compensation is primarily due to higher headcount as a result of the acquisition of AmOne in October 2018. The increase in amortization expense is primarily due to the acquisitions of intangible assets in fiscal year 2019. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 14% for both fiscal years 2019 and 2018.

Cost of revenue increased by $76.5 million, or 28%, in fiscal year 2018 compared to fiscal year 2017. This was primarily driven by increased media and marketing costs of $81.1 million due to higher revenue volumes, as well as increased stock-based compensation expense of $0.9 million. This was primarily offset by decreased personnel costs of $2.3 million, mainly as a result of decreased average headcount in fiscal year 2018 as compared to fiscal year 2017, and decreased depreciation and amortization expense of $3.4 million. The decrease in personnel costs is primarily related to our corporate restructuring announced in November 2016. The decrease in amortization of intangible assets is attributable to assets from historical acquisitions becoming fully amortized. Depreciation expense declined due to decreased capital investing in recent periods. Gross profit margin was 14% in fiscal year 2018 compared to 10% in fiscal year 2017. The increase in gross profit margin was attributable to decreased personnel costs and decreased amortization of intangible assets as a percentage of revenue, partially offset by a higher proportion of our revenue coming from our financial services client vertical, which tend to have higher media and marketing costs as a percentage of revenue.

Operating Expenses

	Fiscal Year Ended June 30,			2019 - 2018	2018 - 2017
	2019	2018	2017	% Change	% Change
	(In thousands)
Product development	$12,329	$13,805	$13,476	(11%)	2%
Sales and marketing	8,755	10,414	9,189	(16%)	13%
General and administrative	29,834	18,556	15,934	61%	16%
Restructuring charges	—	—	2,441	—%	(100%)
Operating expenses	$50,918	$42,775	$41,040	19%	4%

Product Development Expenses

Product development expenses decreased $1.5 million, or 11% in fiscal year 2019 compared to fiscal year 2018 primarily due to decreased personnel costs of $0.7 million as a result of decreased incentive compensation expense, and decreased stock-based compensation expense of $0.3 million.

Product development expenses increased $0.3 million, or 2% in fiscal year 2018 compared to fiscal year 2017 primarily due to increased travel expense of $0.3 million mainly attributable to travel costs incurred in connection with our foreign operations.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.7 million, or 16% in fiscal year 2019 compared to fiscal year 2018 primarily due to decreased personnel costs of $1.5 million as a result of lower headcount and decreased incentive compensation expense.

Sales and marketing expenses increased $1.2 million, or 13%, in fiscal year 2018 compared to fiscal year 2017, primarily due to increased personnel costs associated with higher compensation costs and increased performance incentive compensation associated with the achievement of higher performance objectives.

General and Administrative Expenses

General and administrative expenses increased $11.3 million, or 61%, in fiscal year 2019 compared to fiscal year 2018, primarily due to a charge of $8.7 million for bad debt expense related to a large former education client, increased personnel costs of $0.8 million related to stock-based compensation expense, increased professional services fees of $0.7 million associated with our acquisitions during fiscal year 2019, and increased business tax expense of $0.2 million.

General and administrative expenses increased $2.6 million, or 16%, in fiscal year 2018 compared to fiscal year 2017, primarily due to increased personnel costs of $0.8 million, increased legal expense of $0.6 million and increased professional fees of $0.6 million. The increase in personnel costs was related to increased performance incentive compensation associated with the higher achievement of performance objectives. The increase in legal expense was due to higher expenses related to compliance matters. The increase in professional services fees was due to the material weakness identified in fiscal year 2017.

Restructuring Charges

In November 2016, we announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. As a result, we recognized total cash and non-cash restructuring costs of $2.4 million related to employee severance and benefits in fiscal year ended June 30, 2017, which represented substantially all costs expected to be incurred associated with the corporate restructuring. Benefits from the restructuring began to take effect in the second quarter of fiscal year 2017, and the restructuring was complete as of June 30, 2017.

Interest and Other (Expense) Income, Net

	Fiscal Year Ended June 30,			2019 - 2018	2018 - 2017
	2019	2018	2017	% Change	% Change
	(In thousands)
Interest income	$290	$181	$138	60%	31%
Interest expense	(367)	—	(346)	100%	(100%)
Other income (expense), net	69	687	(2,416)	(90%)	128%
Interest and other (expense) income, net	$(8)	$868	$(2,624)	(101%)	133%

Interest income relates to interest earned on our cash and cash equivalents in fiscal years 2019, 2018 and 2017.

Interest expense increased $0.4 million, or 100%, in fiscal year 2019 compared to fiscal year 2018 due to imputed interest on post-closing payments related to our business acquisitions during fiscal year 2019. Interest expense decreased by $0.3 million, or 100% in fiscal year 2018 compared to fiscal year 2017 primarily due to maturity of the revolving loan facility in June 2017.

Other income (expense), net, was immaterial in fiscal year 2019. Other income (expense), net, increased $3.1 million, or 128% in fiscal year 2018 compared to fiscal year 2017 primarily due to income from the sale of other assets and domain names that were not considered strategically important to our business of $0.7 million in fiscal year 2018 and the impairment of our investment in a privately held entity of $2.5 million in fiscal year 2017.

Benefit from (Provision for) Income Taxes

	Fiscal Year Ended June 30,
	2019	2018	2017
	(In thousands)
Benefit from (provision for) income taxes	$51,761	$(574)	$1,080
Effective tax rate	(482.9%)	3.5%	8.1%

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014. In the second quarter of fiscal year 2019, due to the preponderance of positive evidence, including our cumulative profit before taxes and future forecasts of continued profitability in the United States, we determined that sufficient positive evidence existed to conclude that substantially all of our valuation allowance was no longer needed. Accordingly, we recorded a one-time non-cash benefit from income taxes of $49.4 million related to the release of the valuation allowance for the majority of our federal and states deferred tax assets.

We recorded a provision for income taxes of $0.6 million in fiscal year 2018, primarily as a result of current state and foreign income taxes. We recorded a benefit from income taxes of $1.1 million in fiscal year 2017, primarily as a result of a tax refund from an amended state tax return filing.

Our effective tax rate was (482.9%), 3.5% and 8.1% in fiscal years 2019, 2018 and 2017. The change in the effective tax rate in fiscal year 2019 was primarily due to the release of the valuation allowance related to the United States federal and state deferred tax assets with the exception of California research and development tax credits and the benefit of excess share-based compensation tax deductions.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly condensed consolidated statements of operations for the eight quarters ended June 30, 2019. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2019	2019	2018	2018	2018	2018	2017	2017
	(In thousands, except per share data)
	(unaudited)
Net revenue	$121,964	$116,225	$104,096	$112,869	$111,521	$117,925	$87,494	$87,418
Costs of revenue	107,431	98,350	90,915	96,813	94,786	99,982	75,239	75,940
Gross profit	14,533	17,875	13,181	16,056	16,735	17,943	12,255	11,478
Operating expenses:
Product development	3,165	2,864	2,995	3,305	3,430	3,686	3,475	3,214
Sales and marketing	2,409	2,019	2,283	2,044	2,581	2,789	2,597	2,447
General and administrative	5,472	13,919	5,049	5,394	4,696	4,889	4,511	4,460
Operating income (loss)	3,487	(927)	2,854	5,313	6,028	6,579	1,672	1,357
Interest income	75	80	69	66	63	45	36	37
Interest expense	(173)	(96)	(98)	—	—	—	—	—
Other income (expense), net	29	(8)	115	(67)	(182)	583	243	43
Income (loss) before income taxes	3,418	(951)	2,940	5,312	5,909	7,207	1,951	1,437
(Provision for) benefit from income taxes	(2)	1,892	49,886	(15)	(488)	(90)	(4)	8
Net income	$3,416	$941	$52,826	$5,297	$5,421	$7,117	$1,947	$1,445

Net income per share: (1)
Basic	$0.07	$0.02	$1.07	$0.11	$0.11	$0.15	$0.04	$0.03
Diluted	$0.06	$0.02	$1.00	$0.10	$0.10	$0.14	$0.04	$0.03

Other Financial Data:
Adjusted EBITDA	$10,371	$4,545	$9,316	$10,257	$10,313	$11,214	$6,569	$6,583

(1)	Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year as a result of the different number of shares outstanding during each period.

Adjusted EBITDA

We include adjusted EBITDA in this report because (i) we seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue, (ii) is used internally by management for planning purposes, including preparation of internal budgets; to allocate resources; to evaluate the effectiveness of operational strategies and capital expenditures as well as the capacity to service debt, (iii) it is a key basis upon which management assesses our operating performance, (iv) it is one of the primary metrics investors use in evaluating Internet marketing companies, (v) it is a factor in determining compensation, and (vi) it is an element of certain financial covenants under our historical borrowing arrangements. We define adjusted EBITDA as net income (loss) less (benefit from) provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, interest and other income (expense), net, acquisition related expense, contingent consideration adjustment, shareholder litigation expense, external expenses related to the material weakness disclosed in our FY 2017 Annual Report on Form 10-K, and restructuring expense.

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), non-recurring charges and certain other items that we do not believe are indicative of our core operating activities (such as acquisition related expense, contingent consideration adjustment, shareholder litigation expense, external expense related to the material weakness disclosed in our FY 2017 Annual Report on Form 10-K, restructuring expense, and other income (expense), net) and the non-cash impact of depreciation expense, amortization expense and stock-based compensation expense.

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

Due to these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. When evaluating our performance, adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2019	2019	2018	2018	2018	2018	2017	2017
	(In thousands)
	(unaudited)
Net income	$3,416	$941	$52,826	$5,297	$5,421	$7,117	$1,947	$1,445
Interest and other expense (income), net	69	24	(86)	1	119	(628)	(279)	(80)
Provision for (benefit from) income taxes	2	(1,892)	(49,886)	15	488	90	4	(8)
Depreciation and amortization	2,595	2,361	2,371	1,648	1,790	1,906	1,810	2,261
Stock-based compensation expense	4,188	2,950	3,879	3,111	2,565	2,617	2,563	2,437
Acquisition costs	201	161	202	172	31	112	524	—
Contingent consideration adjustment	(100)	—	—	—	(152)	—	—	—
Shareholder litigation expense	—	—	10	13	16	—	—	—
Material weakness related expense	—	—	—	—	35	—	—	528
Adjusted EBITDA	$10,371	$4,545	$9,316	$10,257	$10,313	$11,214	$6,569	$6,583

Adjusted EBITDA as a percentage of net revenue	9%	4%	9%	9%	9%	10%	8%	8%

We seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a level of adjusted EBITDA on a quarterly basis and we expect our adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

As of June 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $62.5 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs and acquisitions from time to time. Our acquisitions in fiscal year 2019 also have deferred purchase price components and contingent consideration which requires us to make a series of payments following the acquisition closing date. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Fiscal Year Ended June 30,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$37,965	$26,979	$18,536
Net cash used in investing activities	(36,989)	(15,849)	(3,371)
Net cash (used in) provided by financing activities	(4,054)	3,894	(18,505)

Net Cash Provided by Operating Activities

Cash from operating activities are primarily the result of our net income (loss) adjusted for depreciation and amortization, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, impairment of investment, deferred income taxes and changes in working capital components.

Cash provided by operating activities was $38.0 million in fiscal year 2019 compared to $27.0 million in fiscal year 2018 and $18.5 million in fiscal year 2017.

Cash provided by operating activities in fiscal year 2019 consisted of net income of $62.5 million, adjusted for non-cash adjustments of $19.0 million and changes in working capital accounts of $5.6 million. The non-cash adjustments primarily consisted of a one-time non-cash benefit of $49.4 million related to our release of the valuation allowance for the majority of our federal and states deferred tax assets, offset by stock-based compensation expense of $14.1 million, depreciation and amortization of $9.0 million, and bad debt expense of $8.7 million related to a large former education client. The changes in working capital accounts were attributable to an increase in accounts receivable of $8.3 million and a decrease in accrued liabilities of $3.4 million, offset by an increase in accounts payable of $4.5 million. The increase in accounts receivable is primarily due to the increase in revenue, the decrease in accrued liabilities is primarily due to a decrease in accrued performance incentive compensation associated with the lower achievement of performance objectives and the increase in accounts payable is primarily due to the timing of payments.

Cash provided by operating activities in fiscal year 2018 consisted of net income of $15.9 million, adjusted for non-cash adjustments of $17.3 million. In addition, there was a net decrease in cash from changes in working capital of $6.3 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $10.2 million and depreciation and amortization of $7.8 million. The changes in working capital accounts were primarily due to an increase in accounts receivable of $25.0 million primarily due to increased net revenues, offset by an increase in accounts payable and accrued liabilities of $15.8 million, primarily due to an increase in media costs associated with increased revenue, and an increase in accrued performance incentive compensation associated with the higher achievement of performance objectives. The decrease in prepaid expenses and other assets of $1.9 million was primarily due to the timing of payments and the decrease in other assets noncurrent of $1.1 million was primarily due to the amortization expense for the year.

Cash provided by operating activities in fiscal year 2017 consisted of a net loss of $12.2 million, which included a restructuring charge of $2.4 million, offset by non-cash adjustments of $22.5 million. In addition, there was a net increase in cash from changes in working capital of $8.2 million. The non-cash adjustments primarily consisted of depreciation and amortization of $11.4 million, stock-based compensation expense of $8.9 million and impairment of investment of $2.5 million. The changes in working capital accounts were primarily due to an increase in accounts payable and accrued liabilities of $4.2 million, primarily due to the timing of cash payments, partially offset by a decrease in accrued performance incentive compensation of $2.0 million associated with the lower achievement of performance objectives. The decrease in accounts receivable of $2.9 million was primarily due to the timing of cash receipts.

Net Cash Used in Investing Activities

Cash from investing activities generally include capital expenditures, capitalized internal software development costs, and business acquisitions from time to time.

Cash used in investing activities was $37.0 million in fiscal year 2019 compared to $15.8 million in fiscal year 2018 and $3.4 million in fiscal year 2017.

Cash used in investing activities in fiscal year 2019 was primarily due to our acquisitions of AmOne, CCM and MBT in fiscal year 2019 for $32.7 million, net of cash acquired of $3.1 million and capital expenditures and internal software development costs of $4.3 million.

Cash used in investing activities in fiscal year 2018 was primarily due to our acquisition of certain assets of Katch, LLC for $14.0 million, and capital expenditures and internal software development costs of $2.8 million, offset by proceeds from sales of other assets and domain names of $1.1 million.

Cash used in investing activities in fiscal year 2017 was primarily due to capital expenditures and internal software development costs of $3.3 million.

Net Cash (Used in) Provided by Financing Activities

Cash from financing activities generally include payment of withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options, post-closing payments related to business acquisitions, repurchases of common stock, and repayments on loan facilities.

Cash used in financing activities was $4.1 million in fiscal year 2019 compared to cash provided by financing activities of $3.9 million in fiscal year 2018 and $18.5 million in fiscal year 2017.

Cash used in financing activities in fiscal year 2019 was due to the payments of withholding taxes related to the release of restricted stock, net of share settlement of $9.9 million and post-closing payments related to acquisitions of $2.0 million, offset by proceeds from the exercise of stock options of $7.8 million.

Cash provided by financing activities in fiscal year 2018 was due to the proceeds from the exercise of common stock options of $11.0 million, offset by payments of withholding taxes related to the release of restricted stock, net of share settlement of $6.5 million, and repurchases of common stock of $0.6 million.

Cash used in financing activities in fiscal year 2017 was due to the repayment of the revolving loan facility of $15.0 million, repurchases of common stock of $2.5 million, and payment of withholding taxes related to the release of restricted stock, net of share settlement of $1.0 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of June 30, 2019:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases (1)	$17,315	$3,529	$8,497	$5,113	$176
Post-closing payment related to acquisitions (2)	16,259	7,638	7,065	1,556	—
Contingent consideration related to acquisitions (2)	5,058	1,329	2,954	775	—
Total	$38,632	$12,496	$18,516	$7,444	$176

(1)

We lease various office facilities, including our corporate headquarters in Foster City, California. The terms of certain lease agreements include rent escalation provisions and tenant improvement allowances. We recognize rent expense on a straight-line basis over the lease periods.

(2)

In accordance with the terms of the business acquisitions of AmOne, CCM and MBT during fiscal year 2019, we are required to make post-closing payments and contingent consideration payments. See Note 6, Acquisitions, to our consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our business acquisitions in fiscal year 2019.

The above table does not include approximately $2.3 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In doing so, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results may differ significantly from these estimates. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.

We refer to these estimates and assumptions as critical accounting policies and estimates. We believe that the critical accounting policies listed below involve our more significant judgments, estimates and assumptions and, therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements contained in this report.

See Note 2, Summary of Significant Accounting Principles, to our consolidated financial statements for further information on our critical and other significant accounting policies.

Revenue Recognition

We generate substantially all of our revenue from fees earned through the delivery of qualified clicks, leads, inquiries, calls, applications, customers and, to a lesser extent, display advertisements, or impressions.

Effective July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective approach. Under ASC 606, we recognize revenue when we transfer control of promised goods or services to our clients in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. We recognize revenue pursuant to the five-step framework contained in ASC 606: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

As part of determining whether a contract exists, probability of collection is assessed on a client-by-client basis at the outset of the contract. Clients are subjected to a credit review process that evaluates the clients’ financial position and the ability and intention to pay. If it is determined from the outset of an arrangement that the client does not have the ability or intention to pay, we will conclude that a contract does not exist and will continuously reassess our evaluation until we are able to conclude that a contract does exist.

Generally, our contracts specify the period of time as one month, but in some instances the term may be longer. However, for most of our contracts with clients, either party can terminate the contract at any time without penalty. Consequently, enforceable rights and obligations only exist on a day-to-day basis, resulting in individual daily contracts during the specified term of the contract or until one party terminates the contract prior to the end of the specified term.

We have assessed the services promised in our contracts with clients and have identified one performance obligation, which is a series of distinct services. Depending on the client’s needs, these services consist of a specified number or an unlimited number of clicks, leads, calls, applications, customers, etc. (hereafter collectively referred to as “marketing results”) to be delivered over a period of time. We satisfy these performance obligations over time as the services are provided. We do not promise to provide any other significant goods or services to our clients.

Transaction price is measured based on the consideration that we expect to receive from a contract with a client. Our contracts with clients contain variable consideration as the price for an individual marketing result varies on a day-to-day basis depending on the market-driven amount a client has committed to pay. However, because we ensure the stated period of our contracts does not generally span to multiple reporting periods, the contractual amount within a period is based on the number of marketing results delivered within the period. Therefore, the transaction price for any given period is fixed and no estimation of variable consideration is required.

If a marketing result delivered to a client does not meet the contractual requirements associated with that marketing result, our contracts allow for clients to return a marketing result generally within 5-10 days of having received the marketing result. Such returns are factored into the amount billed to the client on a monthly basis and consequently result in a reduction to revenue in the same month the marketing result is delivered. No warranties are offered to our clients.

We do not allocate transaction price as we have only one performance obligation and our contracts do not generally span multiple periods. Taxes collected from clients and remitted to governmental authorities are not included in revenue. We elected to use the practical expedient which allows us to record sales commissions as expense as incurred when the amortization period would have been one year or less.

We bill clients monthly in arrears for the marketing results delivered during the preceding month. Our standard payment terms are 30-60 days. Consequently, we do not have significant financing components in our arrangements.

Separately from the agreements that we have with clients, we have agreements with Internet search companies, third-party publishers and strategic partners to generate potential marketing results for our clients. We receive a fee from our clients and separately pay a fee to the Internet search companies, third-party publishers and strategic partners. We are the principal in the transaction. As a result, the fees paid by our clients are recognized as revenue and the fees paid to our Internet search companies, third-party publishers and strategic partners are included in cost of revenue.

Stock-Based Compensation

We measure and record the expense related to stock-based transactions based on the fair value of the stock-based payment awards as determined on the date of grant. The fair value of restricted stock units with a service condition (“service-based RSU”) is determined based on the closing price of our common stock on the date of grant. For stock options, we have selected and used the Black-Scholes option pricing model to estimate the fair value. The fair value of restricted stock units with a service and performance condition (“performance-based RSU”) is determined based on the closing price of our common stock on the date of grant. Grant date as defined by ASC 718 is determined when the components that comprise the performance targets have been fully established. If a grant date has not been established, the compensation expense associated with the performance-based RSU is re-measured at each reporting date based on the closing price of our common stock at each reporting date until the grant date has been established. For restricted stock units with a service and market condition (“market-based RSU”), we have selected and used the Monte Carlo simulation model to estimate the fair value on the date of grant.

In applying these models, our determination of fair value is affected by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. We estimate the expected volatility of our common stock based on our historical volatility over the expected term of the award. We have no history or expectation of paying dividends on our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the award.

We recognize stock-based compensation expense for options and service-based RSUs using the straight-line method, and for performance-based RSUs and market-based RSUs using the graded vesting method, based on awards ultimately expected to vest. We estimate future forfeitures at the date of grant. On an annual basis, we assess changes in our estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to forfeiture rates, if any, is recognized in the period that the change is made.

Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

In determining the fair value of assets acquired and liabilities assumed in a business combination, we used the income approach to value our most significant acquired assets. Significant assumptions relating to our estimates in the income approach include base revenue, revenue growth rate, net of client attrition, projected gross margin, discount rates, rates of increase in operating expenses and the future effective income tax rates. The valuations of our acquired businesses have been performed by a third-party valuation specialist under our management’s supervision. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

Acquisition related costs are not considered part of the consideration, and are expensed as operating expenses as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period until settlement at the end of the assessment period. We include the results of operations of the businesses acquired as of the beginning of the acquisition dates.

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

We perform our annual goodwill impairment test on April 30 and conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, we consider the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. We had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2019 and 2018. Based on the results of the qualitative assessment completed as of April 30, 2019 and 2018, there were no indicators of impairment.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2019 and 2018, we evaluated our long-lived assets and concluded there were no indicators of impairment.

Income Taxes

We account for income taxes using an asset and liability approach to record deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. We regularly assess the realizability of our deferred tax assets. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. We consider all available evidence, both positive and negative, to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need, or continued need, for a valuation allowance we consider, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, forecasts of future profitability, and the duration of statutory carryforward periods. Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.

We recognize tax benefits from an uncertain tax position only if it is more likely than not, based on the technical merits of the position, that the tax position will be sustained on examination by the tax authorities. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuinStreet, Inc. and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of AmOne Corp. - Valuation of Publisher Relationships intangible asset

As described in Notes 2 and 6 to the consolidated financial statements, the Company completed the acquisition of AmOne Corp. for net consideration of approximately $31 million. The acquisition resulted in the recognition of intangible assets amounting to $23 million, including publisher relationships of $19 million, goodwill of $5 million and net tangible assets of $3 million. A multi-period excess earnings model was used to value the publisher relationships intangible asset. Management applied significant judgment in estimating the fair value of the publisher relationships intangible asset, which involved the use of significant estimates and assumptions with respect to base revenue, revenue growth rate, net of client attrition, projected gross margin, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the publisher relationships intangible asset as a result of the acquisition of AmOne Corp. is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the publisher relationships intangible asset due to the significant amount of judgment by management when developing this estimate, (ii) significant audit effort was necessary in evaluating the significant assumptions relating to the estimate, such as base revenue, revenue growth rate, net of client attrition, projected gross margin, and discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing of the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the publisher relationships intangible asset, as well as controls over the development of significant assumptions, related to the publisher relationships intangible asset including base revenue, revenue growth rate, net of client attrition, projected gross margin, and discount rate. These procedures also included, among others, testing management’s process for estimating the fair value of the publisher relationships intangible asset, evaluating the appropriateness of the multi-period excess earnings model, testing the completeness, accuracy, and relevance of underlying data used in the model, and evaluating the reasonableness of the significant assumptions used by management, including base revenue, revenue growth rate, net of client attrition, projected gross margin, and discount rate.  Evaluating the reasonableness of the assumptions related to base revenue, revenue growth rate, net of client attrition, and projected gross margin involved considering (i) the current and past performance of the acquired business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with other evidence obtained in other areas of the audit. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings model and certain significant management assumptions, including the discount rate and attrition rate.

Realizability of deferred tax assets

As described in Notes 2 and 9 to the consolidated financial statements, the Company has recorded $52 million in deferred tax assets as of June 30, 2019. Management applied significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future. In evaluating the need, or continued need, for a valuation allowance, management considers the weighting of the positive and negative evidence, which included, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, forecasts of future profitability, and the duration of statutory carryforward periods.

The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are (i) there was significant judgment by management in determining the amount of deferred tax assets that were more-likely-than-not to be realized in the future which in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to assessing the positive and negative evidence, and (ii) significant audit effort was necessary in evaluating the weighting of the positive and negative evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the assessment of realizability of deferred tax assets including assessing the positive and negative evidence. These procedures also included, among others, testing management’s process for assessing the realizability of deferred tax assets, and evaluating management’s weighting of positive and negative evidence.

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 29, 2019

We have served as the Company’s auditor since 2000.

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$62,522	$64,700
Accounts receivable, net	75,628	68,492
Prepaid expenses and other assets	5,228	4,432
Total current assets	143,378	137,624
Property and equipment, net	5,410	4,211
Goodwill	82,544	62,283
Other intangible assets, net	35,118	8,573
Deferred tax assets, noncurrent	52,149	60
Other assets, noncurrent	6,012	7,545
Total assets	$324,611	$220,296
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,093	$32,506
Accrued liabilities	36,878	34,811
Deferred revenue	761	715
Other liabilities	8,967	—
Total current liabilities	83,699	68,032
Other liabilities, noncurrent	18,083	3,938
Total liabilities	101,782	71,970
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 50,518,460 and 48,146,384 shares issued and outstanding at June 30, 2019 and June 30, 2018	50	48
Additional paid-in capital	289,768	277,761
Accumulated other comprehensive loss	(366)	(380)
Accumulated deficit	(66,623)	(129,103)
Total stockholders' equity	222,829	148,326
Total liabilities and stockholders' equity	$324,611	$220,296

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2019	2018	2017
Net revenue	$455,154	$404,358	$299,785
Cost of revenue (1)	393,509	345,947	269,409
Gross profit	61,645	58,411	30,376
Operating expenses: (1)
Product development	12,329	13,805	13,476
Sales and marketing	8,755	10,414	9,189
General and administrative	29,834	18,556	15,934
Restructuring charges	—	—	2,441
Operating income (loss)	10,727	15,636	(10,664)
Interest income	290	181	138
Interest expense	(367)	—	(346)
Other income (expense), net	69	687	(2,416)
Income (loss) before income taxes	10,719	16,504	(13,288)
Benefit from (provision for) income taxes	51,761	(574)	1,080
Net income (loss)	$62,480	$15,930	$(12,208)

Net income (loss) per share:
Basic	$1.26	$0.34	$(0.27)
Diluted	$1.18	$0.32	$(0.27)

Weighted-average shares used in computing net income (loss) per share:
Basic	49,581	46,417	45,594
Diluted	52,754	49,872	45,594

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$7,354	$3,982	$3,109
Product development	1,606	1,949	1,834
Sales and marketing	1,358	1,222	1,154
General and administrative	3,810	3,029	2,759
Restructuring charges	—	—	42

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended June 30,
	2019	2018	2017
Net income (loss)	$62,480	$15,930	$(12,208)
Other comprehensive income (loss):
Foreign currency translation adjustment	14	83	(45)
Total other comprehensive income (loss)	14	83	(45)
Comprehensive income (loss)	$62,494	$16,013	$(12,253)

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2016	45,557,295	$45	—	$—	$257,950	$(418)	$(132,825)	$124,752
Release of restricted stock, net of share settlement	597,564	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,088	—	—	9,088
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,018)	—	—	(1,018)
Repurchase of common stock	—	—	(719,023)	(2,487)	—	—	—	(2,487)
Retirement of treasury stock	(719,023)	—	719,023	2,487	(2,487)	—	—	—
Net loss	—	—	—	—	—	—	(12,208)	(12,208)
Other comprehensive loss	—	—	—	—	—	(45)	—	(45)
Balance at June 30, 2017	45,435,836	$45	—	$—	$263,533	$(463)	$(145,033)	$118,082
Issuance of common stock upon exercise of stock options	1,465,265	1	—	—	11,114	—	—	11,115
Release of restricted stock, net of share settlement	1,338,624	2	—	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	—	10,250	—	—	10,250
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(6,487)	—	—	(6,487)
Repurchase of common stock	—	—	(93,341)	(647)	—	—	—	(647)
Retirement of treasury stock	(93,341)	—	93,341	647	(647)	—	—	—
Net income	—	—	—	—	—	—	15,930	15,930
Other comprehensive income	—	—	—	—	—	83	—	83
Balance at June 30, 2018	48,146,384	$48	—	$—	$277,761	$(380)	$(129,103)	$148,326
Issuance of common stock upon exercise of stock options	1,147,124	1	—	—	7,701	—	—	7,702
Release of restricted stock, net of share settlement	1,224,952	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	14,198	—	—	14,198
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(9,891)	—	—	(9,891)
Net income	—	—	—	—	—	—	62,480	62,480
Other comprehensive income	—	—	—	—	—	14	—	14
Balance at June 30, 2019	50,518,460	$50	—	$—	$289,768	$(366)	$(66,623)	$222,829

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$62,480	$15,930	$(12,208)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,975	7,767	11,377
Provision for sales returns and doubtful accounts receivable	9,343	525	291
Stock-based compensation	14,128	10,182	8,898
Deferred income taxes	(52,019)	(51)	(430)
Impairment of investment	—	—	2,500
Other adjustments, net	610	(1,108)	(116)
Changes in assets and liabilities:
Accounts receivable	(8,321)	(24,958)	2,868
Prepaid expenses and other assets	(545)	1,910	830
Other assets, noncurrent	634	1,096	891
Accounts payable	4,534	7,350	5,394
Accrued liabilities	(3,368)	8,489	(1,155)
Deferred revenue	46	(411)	(74)
Other liabilities, noncurrent	1,468	258	(530)
Net cash provided by operating activities	37,965	26,979	18,536
Cash Flows from Investing Activities
Capital expenditures	(1,972)	(610)	(1,160)
Business acquisitions	(32,737)	(14,154)	—
Internal software development costs	(2,336)	(2,146)	(2,185)
Other investing activities	56	1,061	(26)
Net cash used in investing activities	(36,989)	(15,849)	(3,371)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	7,789	11,028	—
Payment of withholding taxes related to release of restricted stock, net of share settlement	(9,891)	(6,487)	(1,018)
Post-closing payments related to acquisitions	(1,952)	—	—
Repurchases of common stock	—	(647)	(2,487)
Repayment of revolving loan facility	—	—	(15,000)
Net cash (used in) provided by financing activities	(4,054)	3,894	(18,505)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	105	(33)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,052)	15,129	(3,373)
Cash, cash equivalents and restricted cash at beginning of period	65,588	50,459	53,832
Cash, cash equivalents and restricted cash at end of period	$62,536	$65,588	$50,459
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$62,522	$64,700	$49,571
Restricted cash included in other assets, noncurrent	14	888	888
Total cash, cash equivalents and restricted cash	$62,536	$65,588	$50,459
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	—	295
Cash paid for income taxes	334	245	390
Supplemental Disclosure of Noncash Investing and Financing Activities
Post-closing payments unpaid at acquisition date (See Note 6)	17,893	—	—
Contingent consideration unpaid at acquisition date (See Note 6)	5,058	—	—
Purchases of property and equipment included in accrued liabilities	230	215	98
Retirement of treasury stock	—	(647)	(2,487)

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

Revenue Recognition

The Company derives revenue primarily from fees earned through the delivery of qualified clicks, leads, inquiries, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. Effective July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606) which governs how the Company recognizes revenues in these arrangements. The Company applied the provisions of ASC 606 using the modified retrospective approach effective July 1, 2018. Under ASC 606, the Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

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

Transaction price is measured based on the consideration that the Company expects to receive from a contract with a client. The Company’s contracts with clients contain variable consideration as the price for an individual marketing result varies on a day-to-day basis depending on the market-driven amount a client has committed to pay. However, because the Company ensures the stated period of its contracts does not generally span multiple reporting periods, the contractual amount within a period is based on the number of marketing results delivered within the period. Therefore, the transaction price for any given period is fixed and no estimation of variable consideration is required.

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

The Company does not allocate transaction price as the Company has only one performance obligation and its contracts do not generally span multiple periods. Taxes collected from clients and remitted to governmental authorities are not included in revenue. The Company elected to use the practical expedient which allows the Company to record sales commissions as expense as incurred when the amortization period would have been one year or less.

The Company bills clients monthly in arrears for the marketing results delivered during the preceding month. The Company’s standard payment terms are 30-60 days. Consequently, the Company does not have significant financing components in its arrangements.

Separately from the agreements the Company has with clients, the Company has agreements with Internet search companies, third-party publishers and strategic partners to generate potential marketing results for its clients. The Company receives a fee from its clients and separately pays a fee to the Internet search companies, third-party publishers and strategic partners. The Company is the principal in the transaction. As a result, the fees paid by its clients are recognized as revenue and the fees paid to its Internet search companies, third-party publishers and strategic partners are included in cost of revenue.

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. In fiscal years 2019, 2018 and 2017, the Company had one client, The Progressive Corporation that accounted for 22%, 23% and 17% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2019, 2018 and 2017.

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. The Company had one client, The Progressive Corporation, that accounted for 11% of net accounts receivable as of June 30, 2019. The Company had two clients, The Progressive Corporation and Dream Center Education Holdings, that each individually accounted for 13% of net accounts receivable as of June 30, 2018. No other clients accounted for 10% or more of net accounts receivable as of June 30, 2019 or 2018.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The Company estimates and categorizes the fair value of its financial instruments by applying the following hierarchy:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to directly access.

Level 2 — Valuations based on quoted prices for similar assets or liabilities; valuations for interest-bearing securities based on non-daily quoted prices in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, post-closing payments and contingent consideration related to acquisitions. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts. See Note 5, Fair Value Measurements, for additional information regarding fair value measurements.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s consolidated balance sheets. As of June 30, 2018, the Company maintained $0.9 million cash restricted as collateral for letters of credit that is reflected within other assets, noncurrent, in the Company’s consolidated balance sheet. In the second quarter of fiscal year 2019, the cash restriction from the issuing financial institution was removed.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the development of website content are included within cost of revenue in the Company’s consolidated statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized internal software development costs of $2.3 million, $2.0 million and $2.1 million in fiscal years 2019, 2018 and 2017. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations.

Business Combinations

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

In determining the fair value of assets acquired and liabilities assumed in a business combination, the Company used the income approach to value its most significant acquired asset. Significant assumptions relating to the Company’s estimates in the income approach include base revenue, revenue growth rate, net of client attrition, projected gross margin, discount rates, rates of increase in operating expenses and the future effective income tax rates. The valuations of our acquired businesses have been performed by a third-party valuation specialist under the Company management’s supervision. The Company believes that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

Acquisition related costs are not considered part of the consideration, and are expensed as operating expense as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period until settlement at the end of the assessment period. The Company includes the results of operations of the businesses acquired as of the beginning of the acquisition dates.

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

The Company performs its annual goodwill impairment test on April 30 and conducts a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers the impact of key factors such as changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. The Company had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2019 and 2018. Based on the results of the qualitative assessment completed as of April 30, 2019 and 2018, there were no indicators of impairment.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2019 and 2018, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 6.3 years as of June 30, 2019.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to record deferred taxes. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net loss carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company regularly assesses the realizability of our deferred tax assets. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need, or continued need, for a valuation allowance the Company considers, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, forecasts of future profitability, and the duration of statutory carryforward periods. The Company’s judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not, based on the technical merits of the position, that the tax position will be sustained on examination by the tax authorities. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense.

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales and expenses are denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in other income (expense), net in the Company’s consolidated statements of operations. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other income (expense), net in the Company’s consolidated statements of operations and were not material for any period presented.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s comprehensive income (loss) and accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

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

Stock-Based Compensation

The Company measures and records the expense related to stock-based transactions based on the fair values of stock-based payment awards, as determined on the date of grant. The fair value of restricted stock units with a service condition (“service-based RSU”) is determined based on the closing price of the Company’s common stock on the date of grant. To estimate the fair value of stock options, the Company selected the Black-Scholes option pricing model. The fair value of restricted stock units with a service and performance condition (“performance-based RSU”) is determined based on the closing price of the Company’s common stock on the date of grant. Grant date as defined by ASC 718 is determined when the components that comprise the performance targets have been fully established. If a grant date has not been established, the compensation expense associated with the performance-based RSUs is re-measured at each reporting date based on the closing price of our common stock at each reporting date until the grant date has been established. For restricted stock units with a service and market condition (“market-based RSU”), the Company selected the Monte Carlo simulation model to estimate the fair value on the date of grant. In applying these models, the Company’s determination of the fair value of the award is affected by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the award and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors.

The Company recognizes stock-based compensation expense for options and service-based RSUs using the straight-line method, and for performance-based RSUs and market-based RSUs using the graded vesting method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant. On an annual basis, the Company assesses changes to its estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to the forfeiture rates, if any, is recognized in the period that change is made. See Note 11, Stock Benefit Plans, for additional information regarding stock-based compensation.

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2019, 2018 or 2017.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on revenue from contracts with clients. The new guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March and April 2016, the FASB amended this standard to clarify implementation guidance on principal versus agent considerations and the identification of performance obligations and licensing. In May 2016, the FASB amended this standard to address improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company adopted the new standard effective July 1, 2018 using the modified retrospective approach applied to all contracts which were not completed as of July 1, 2018. The adoption of the standard did not have a material effect on any individual line within the Company’s consolidated financial statements nor on the financial statements as a whole. Therefore, the Company has not included the impact of adoption by line item in its disclosures.

Statement of Cash Flows – Restricted Cash. In November 2016, the FASB issued a new accounting standard update on the disclosure of restricted cash on the statement of cash flows. The new standard requires the statement of cash flows explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. The Company adopted the new standard effective July 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Business Combination – Definition of a Business. In January 2017, the FASB issued a new accounting standard update, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted the new standard effective July 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Shared-Based Payment Accounting. In May 2017, the FASB issued a new accounting standard update to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on the types of changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The Company adopted the new standard effective on July 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Leases. In February 2016, the FASB issued a new accounting standard update which replaces ASC 840, “Leases.” The new standard requires lessees to recognize on its balance sheet a right-of-use asset representing its right to use the underlying assets for the lease term and a lease liability representing the lease payment obligations. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The standard will be effective for the Company in the first quarter of fiscal year 2020. The new standard requires that leases be recognized and measured as of the earliest period presented, using a modified retrospective approach, with all periods presented being adjusted and presented under the new standard. In July 2018, the FASB amended this standard to provide companies an optional adoption method whereby a company does not have to adjust comparative period financial statements for the new standard. The Company will adopt the new standard using the optional adoption method and therefore not adjust comparative financial statements.

The Company is finalizing its implementation related to policies and processes to comply with the guidance. Upon adoption of this standard, the Company estimates that the right-of-use assets and lease liabilities for the lease portfolio to be recorded on its consolidated balance sheet is within the range of $10 million to $20 million, relating to operating leases. No material impact is expected on the Company’s consolidated statements of operations or its consolidated statement of cash flows. The Company expects to include additional financial statement disclosures upon adoption.

Goodwill Impairment. In January 2017, the FASB issued a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new standard requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

3. Revenue

Disaggregation of Revenue

The following table shows the Company’s net revenue disaggregated by vertical (in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Net revenue:
Financial services	$330,384	$283,114	$184,803
Education	68,473	77,261	72,140
Other	56,297	43,983	42,842
Total net revenue	$455,154	$404,358	$299,785

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	June 30,
	2019	2018
Deferred revenue	$761	$715
Client deposits	661	684

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. Significant changes in the liability balances during fiscal year 2019 was related to advance consideration received from clients, offset by revenue recognized of $8.3 million during the year.

4. Net Income (Loss) per Share

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income (loss)	$62,480	$15,930	$(12,208)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income (loss) per share	49,581	46,417	45,594
Diluted:
Weighted average shares of common stock used in computing basic net income (loss) per share	49,581	46,417	45,594
Weighted average effect of dilutive securities:
Stock options	1,724	1,334	—
Restricted stock units	1,449	2,121	—
Weighted average shares of common stock used in computing diluted net income (loss) per share	52,754	49,872	45,594
Net income (loss) per share:
Basic	$1.26	$0.34	$(0.27)
Diluted (1)	$1.18	$0.32	$(0.27)
Securities excluded from weighted-average shares used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	118	1,129	7,060

(1)

In fiscal year 2017, diluted EPS does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred as the assumed issuance of any additional shares would be anti-dilutive.

(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

5. Fair Value Measurements

The following tables present the fair value of our financial instruments:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,206	$—	$—	$11,206
Total	$11,206	$—	$—	$11,206
Liabilities:
Post-closing payments related to acquisitions	$—	$16,259	$—	$16,259
Contingent consideration related to acquisitions	—	—	5,058	5,058
Total	$—	$16,259	$5,058	$21,317

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,949	$—	$—	$10,949
Total	$10,949	$—	$—	$10,949

There were no transfers between Level 1 and Level 2 during the periods presented.

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of June 30, 2018	$—
Additions	5,058
Balance as of June 30, 2019	$5,058

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the Company’s acquisitions of AmOne Corp (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”). As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of estimated future payments related to the Company’s acquisition of CCM and MBT. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue and gross margin that is subject to the contingent consideration payment, a volatility factor applied to net revenue and gross margin based on year-on-year growth in net revenue and gross margin of comparable companies and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. See Note 6, Acquisitions, for further details related to the acquisitions.

6. Acquisitions

Fiscal Year 2019 Acquisitions

AmOne Corp.

On October 1, 2018, the Company completed the purchase of AmOne, an online performance marketing company in the financial services client vertical, to broaden its publisher and customer relationships. In exchange for all the outstanding shares of AmOne, the Company paid $23.0 million in cash upon closing (including $2.7 million cash for net assets acquired subject to post-closing adjustments) and will make $8.0 million in post-closing payments, payable in cash in equal semi-annual installments over a two year period, with the first installment payable six months following the date of closing.

CloudControlMedia, LLC

On April 15, 2019, the Company completed the purchase of CCM, a marketing services company in the education client vertical, to broaden its customer relationships. In exchange for all the outstanding shares of CCM, the Company paid $8.3 million in cash upon closing (including $0.8 million cash for net assets acquired subject to post-closing adjustments) and will make a series of future payments following the acquisition date. The $7.5 million post-closing payments are payable in cash in equal semi-annual installments over a four year period, with the first installment payable six months following the date of closing. The contingent consideration is payable for five years following the date of closing and is calculated every June 30 and December 31 for the preceding six months.

MyBankTracker.com, LLC

On May 14, 2019, the Company completed the purchase of MBT, a leading personal finance website to broaden its customer relationships. In exchange for all the outstanding shares of MBT, the Company paid $4.5 million in cash upon closing (including $1.5 million cash for net assets acquired) and will make a series of future payments following the acquisition date. The $4.0 million post-closing payments are payable in cash in equal semi-annual installments over a two year period, with the first installment payable twelve months following the date of closing. The contingent consideration is calculated semi-annually for the preceding six months beginning on December 31, 2019 and ending on June 30, 2023.

The following table summarizes the total consideration for each acquisition as of the acquisition dates (in thousands):

	AmOne	CCM	MBT
Cash	$23,032	$8,281	$4,511
Post-closing adjustments for net assets acquired	138	(72)	—
Post-closing payments, net of imputed interest(1)	7,514	6,671	3,708
Contingent consideration	—	3,553	1,505
Total	$30,684	$18,433	$9,724

(1)	The post-closing payment is net of imputed interest of $486 thousand for AmOne, $829 thousand for CCM and $292 thousand for MBT.

As of June 30, 2019, the following table summarizes the liabilities recorded in the Company’s consolidated balance sheet related to the fiscal year 2019 acquisitions (in thousands):

	Post-closing Payments	Contingent Consideration
Other liabilities, current	$7,638	$1,329
Other liabilities, noncurrent	8,621	3,729
Total	$16,259	$5,058

The acquisitions were accounted for as business combinations and the results of operations of the acquired businesses have been included in the Company’s results of operations as of the acquisition date. The Company expensed all transaction costs in the period in which they were incurred. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets and obligations related to post-closing payments and contingent consideration. The estimated fair value of the identifiable assets acquired and liabilities assumed in the relevant acquisition is based on management’s best estimates. The fair value of the publisher and advertiser relationships was determined using the multi-period excess earnings income approach or cost approach. The fair value of trade names was determined using the relief-from-royalty method. The fair value of acquired technology was determined using the cost approach. The excess of the purchase price over the aggregate fair value of the identifiable assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is deductible for tax purposes. The fair value of the contingent consideration was determined using the real options technique. See Note 5, Fair Value Measurements, for additional information regarding the valuation of the contingent consideration.

The following table summarizes the preliminary allocation of purchase price and the estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

	AmOne	Estimated Useful Life	CCM	Estimated Useful Life	MBT	Estimated Useful Life
Customer/publisher/advertiser relationships	$21,300	7 years	$4,500	3-4 years	$3,400	3-12 years
Website/trade/domain names	900	15 years	300	5 years	1,100	15 years
Acquired technology and others	500	3 years	—	n/a	—	n/a
Net assets	2,838	n/a	2,071	n/a	1,671	n/a
Goodwill	5,146	Indefinite	11,562	Indefinite	3,553	Indefinite
Total	$30,684		$18,433		$9,724

The Company’s most significant asset acquired is related to the AmOne publisher relationships with an estimated fair value of $19.4 million. The Company is still finalizing the allocation of the purchase price to the individual assets acquired. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination, not to exceed one year from the acquisition date. The final purchase price allocation, which may include changes in the allocations within intangible assets and between intangible assets and goodwill, as well as changes in the estimated useful lives of the intangible assets, will be determined when the Company has completed the detailed review of underlying inputs and assumptions used in its preliminary purchase price allocation.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and the acquired businesses as though these acquisitions occurred as of the beginning of fiscal year 2018. The unaudited pro-forma financial information is presented for illustrative purposes only and do not necessarily reflect what the combined company’s results of operations would have been had the acquisitions occurred as of the beginning of fiscal year 2018, nor is it necessarily indicative of the future results of operations of the combined Company.

	Fiscal Year Ended June 30,
	2019	2018
	(In thousands)
Net revenue	474,378	440,419
Net income	65,445	20,813

The pro forma financial information for fiscal year 2019 included the elimination of $0.4 million of nonrecurring acquisition costs incurred by the Company that were directly related to the acquisitions.

Fiscal Year 2018 Acquisition

Katch, LLC

In November 2017, the Company acquired certain assets relating to the auto insurance, home insurance and mortgage verticals of Katch, LLC, (“Katch”) an online performance marketing company, for $14.0 million in cash to broaden its customer and publisher relationships. The acquisition was accounted for as a business combination. The results of the acquired assets of Katch have been included in the Company’s consolidated financial statements since the acquisition date. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value of the identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is deductible for tax purposes.

The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/advertiser relationships	$4,200	4-7 years
Acquired technology and others	3,700	3 years
Goodwill	6,100	Indefinite
Total	$14,000

The financial results of the acquisition of Katch were considered immaterial for purposes of pro forma financial disclosures.

7. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2019	2018
Accounts receivable	$85,926	$70,317
Less: Allowance for doubtful accounts	(10,298)	(1,825)
Total	$75,628	$68,492

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2019	2018
Prepaid expenses	$3,504	$3,030
Income tax receivable	1,043	909
Other assets	681	493
Total	$5,228	$4,432

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract and is assessed for impairment annually. As of June 30, 2019, the Company had recorded $1.0 million within prepaid expenses and other assets and $5.3 million within other assets, noncurrent on the Company’s consolidated balance sheet. As of June 30, 2018, the Company had recorded $1.0 million within prepaid expenses and other assets and $6.3 million within other assets, noncurrent on the Company’s consolidated balance sheet. Amortization expense was $1.0 million, $1.0 million and $1.0 million for fiscal years 2019, 2018 and 2017.

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2019	2018
Computer equipment	$12,328	$12,266
Software	11,605	11,513
Furniture and fixtures	3,156	3,060
Leasehold improvements	2,838	1,937
Internal software development costs	35,941	33,654
Total property plant and equipment, gross	65,868	62,430
Less: Accumulated depreciation and amortization	(60,458)	(58,219)
Total property plant and equipment, net	$5,410	$4,211

Depreciation expense was $1.1 million, $1.5 million and $2.3 million for fiscal years 2019, 2018 and 2017. Amortization expense related to internal software development costs was $2.3 million, $2.8 million and $2.9 million for fiscal years 2019, 2018 and 2017.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2019	2018
Accrued media costs	$30,429	$25,612
Accrued professional service and other business expenses	4,916	3,867
Accrued compensation and related expenses	1,533	5,332
Total	$36,878	$34,811

8. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2019			June 30, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$70,300	$(40,663)	$29,637	$41,101	$(37,286)	$3,815
Content	60,964	(60,940)	24	60,969	(60,930)	39
Website/trade/domain names	33,546	(30,218)	3,328	31,098	(29,369)	1,729
Acquired technology and others	39,400	(37,271)	2,129	38,900	(35,910)	2,990
Total	$204,210	$(169,092)	$35,118	$172,068	$(163,495)	$8,573

Amortization of intangible assets was $5.6 million, $3.5 million and $6.2 million for fiscal years 2019, 2018 and 2017.

Future amortization expense for the Company’s intangible assets as of June 30, 2019 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2020	$7,727
2021	6,414
2022	5,297
2023	4,698
2024	3,855
Thereafter	7,127
Total	$35,118

Goodwill

The changes in the carrying amount of goodwill for fiscal years 2019 and 2018 were as follows (in thousands):

Goodwill
Balance at June 30, 2017	$56,118
Additions	6,165
Balance at June 30, 2018	62,283
Additions	20,261
Balance at June 30, 2019	$82,544

9. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
US	$10,316	$17,218	$(12,286)
Foreign	403	(714)	(1,002)
Total	$10,719	$16,504	$(13,288)

The components of the (benefit from) provision for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Current
Federal	$—	$(2)	$(16)
State	193	479	(1,270)
Foreign	255	210	191
Total current (benefit from) provision for income taxes	448	687	(1,095)
Deferred
Federal	(45,201)	(113)	15
State	(7,008)	—	—
Foreign	—	—	—
Total deferred (benefit from) provision for income taxes	(52,209)	(113)	15
Total (benefit from) provision for income taxes	$(51,761)	$574	$(1,080)

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income (loss) before income taxes was as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Federal tax rate	21.0%	27.6%	34.0%
States taxes, net of federal benefit	(69.3)%	(1.4)%	14.5%
Foreign rate differential	0.3%	0.3%	(0.3)%
Stock-based compensation expense	(48.9)%	(20.8)%	(23.9)%
Change in valuation allowance	(397.8)%	(151.3)%	(18.7)%
Research and development credits	(8.5)%	(4.8)%	2.5%
Federal tax rate change impact	—	146.3%	—
Disqualified compensation expense	16.5%	5.7%	—
Uncertain tax position	2.8%	1.4%	(0.8)%
Other	1.0%	0.5%	0.8%
Effective income tax rate	(482.9)%	3.5%	8.1%

The components of the long-term deferred tax assets and liabilities, net were as follows (in thousands):

	June 30,
	2019	2018
Noncurrent:
Reserves and accruals	$3,695	$2,072
Stock-based compensation expense	3,319	2,590
Intangible assets	18,085	22,716
Net operating loss	27,818	22,791
Fixed assets	47	188
Tax credits	7,474	6,320
Other	57	580
Total noncurrent deferred tax assets	60,495	57,257
Valuation allowance - long-term	(8,346)	(57,197)
Noncurrent deferred tax assets, net	$52,149	$60
The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014. In the second quarter of fiscal year 2019, due to the preponderance of positive evidence, including the Company’s cumulative profit before taxes and future forecasts of continued profitability in the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed. Accordingly, the Company released the valuation allowance for the majority of its federal and state deferred tax assets. The Company continues to maintain a valuation allowance related to its deferred tax assets for its foreign entities and California research and development tax credits. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

As of June 30, 2019 and 2018, the Company had a federal operating loss carryforward of approximately $102.0 million and $82.4 million. As of June 30, 2019 and 2018, the Company’s state operating loss carryforward was approximately $64.0 million and $47.1 million. With the exception of $32.2 million of federal net operating losses which can be carried forward indefinitely, the federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2034. The operating loss carryforward in Brazil was approximately $2.5 million and does not have an expiration date. The operating loss carryforward in the India jurisdiction was approximately $5.6 million which will begin to expire on June 30, 2021. The Company has federal and California research and development tax credit carry-forwards of approximately $4.0 million and $7.3 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2034, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act significantly impacts the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates from 35% to 21%, providing for unlimited net operating loss carry-forward periods, and implementing a territorial tax system. The reduction of the U.S. corporate tax rate required the Company to revalue its U.S. deferred tax assets and liabilities to the recently enacted federal rate of 21%, however due to the Company’s valuation allowance on domestic deferred tax assets as of the effective date of the Tax Reform Act, there was no material impact to the Company’s condensed consolidated financial statements as a result of the federal tax rate reduction. The guidance provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting. In accordance with the guidance, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting is complete. In the second quarter of fiscal year 2019, the Company completed its analysis to determine the effect of the Tax Reform Act and recorded no adjustments.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Balance at the beginning of the year	$3,256	$2,838	$3,175
Gross increases - current period tax positions	467	429	295
Gross increases - prior period tax positions	10	70	51
Gross decreases - prior period tax positions	—	—	(429)
Reductions as a result of lapsed statute of limitations	(6)	(81)	(254)
Balance at the end of the year	$3,727	$3,256	$2,838

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s benefit from (provision for) income taxes. As of June 30, 2019, the Company has accrued $1.2 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as a noncurrent liability in the Company’s consolidated balance sheet.

As of June 30, 2019, unrecognized tax benefits of $2.1 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions and is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2013. As of June 30, 2019, the tax years 2014 through 2018 remain open in the U.S., the tax years 2013 through 2018 remain open in the various state jurisdictions, and the tax years 2015 through 2018 remain open in various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.

10. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with various expiration dates through fiscal year 2026. Rent expense for fiscal years 2019, 2018 and 2017 was $3.9 million, $3.4 million and $3.4 million. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.

Future annual minimum lease payments under noncancelable operating leases as of June 30, 2019 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2020	$3,529
2021	4,263
2022	4,234
2023	3,801
2024	1,312
Thereafter	176
Total	$17,315

In February 2010, the Company entered into a lease agreement for its corporate headquarters located at 950 Tower Lane, Foster City, California with an expiration date in October 2018 and an option to extend the term of the lease twice by one additional year. In April 2018, the lease agreement was amended to extend the lease term through October 31, 2023. Under the amended lease agreement, the monthly base rent was abated for the first eight months and increases to $0.2 million for the remaining four months. During the second year of the extended lease term, the monthly base rent will be abated for the first four months, increase to $0.2 million for the fifth month, and increase to $0.3 million for the remaining seven months. Subsequently, after each 12-month anniversary, the monthly base rent will increase by approximately 3%. The Company has one remaining option to extend the term of the lease for an additional five years following October 31, 2023.

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2019 and June 30, 2018.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2019 and 2018.

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

11. Stockholders’ Equity

Stock Repurchases

In November 2016, the Board of Directors authorized a stock repurchase program to repurchase up to 750,000 outstanding shares of its common stock. Under this program, in fiscal year 2018, the Company repurchased and retired 30,977 shares of its common stock at a weighted-average price of $3.99 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.1 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. This program was completed in July 2017.

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. Under this program, no repurchases were made during fiscal year 2019. During fiscal year 2018, the Company repurchased and retired 62,364 shares of its common stock at a weighted-average price of $8.36 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.5 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. As of June 30, 2019, the number of shares that remains available for repurchase is 903,636 shares.

Retirement of Treasury Stock

There were no shares that were retired in fiscal year 2019. In fiscal year 2018, the Company retired 93,341 shares of its common stock with a carrying value of $0.6 million. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

12. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2019, 2018 and 2017, the Company recorded stock-based compensation expense of $14.1 million, $10.2 million and $8.9 million. In fiscal year 2019, the Company recognized tax benefits related to stock-based compensation of $5.2 million, which is reflected in the Company’s benefit from income taxes. There were no tax benefits realized in fiscal years 2018 and 2017 due to the Company’s full valuation allowance.

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

Prior to fiscal year 2016, the Company granted service-based RSUs. In fiscal year 2016, the Company also began granting market-based RSUs that requires the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In fiscal year 2019, the Company began granting to employees performance-based RSUs that vest variably subject to the achievement of fiscal year 2019 revenue growth and adjusted EBITDA targets (“performance targets”). The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs, and performance-based RSUs under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. RSUs generally vest over four years of continuous service, with 25 percent of the RSUs vesting on the one-year anniversary of the date of grant and 6.25% vesting quarterly thereafter for the next 12 quarters, subject to any performance or stock price targets.

An aggregate of 20,599,689 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2019, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance is increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 14,690,557 shares available for issuance under the 2010 Incentive Plan as of June 30, 2019.

In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of NQSOs and RSUs to non-employee directors and also provides for the discretionary grant of NQSOs and RSUs. Stock options granted to new non-employee directors vest in equal monthly installments over four years and annual stock option grants to existing directors vest in equal monthly installments over one year. Prior to fiscal year 2015, initial service-based RSU grants vested quarterly over a period of four years and annual service-based RSU grants vested quarterly over a period of one year. Beginning in fiscal year 2015, initial service-based RSU grants vest daily over a period of four years and annual service-based RSU grants vest daily over a period of one year.

An aggregate of 4,333,939 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2019. This amount is increased annually, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 2,274,098 shares available for issuance under the Directors’ Plan as of June 30, 2019.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model to fair value its stock options and Monte Carlo simulation model to fair value its market-based RSUs. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The Company calculates the weighted-average expected life of options using the simplified method pursuant to the accounting guidance for share-based payments as its historical exercise experience does not provide a reasonable basis upon which to estimate expected term. The Company estimates the expected volatility of its common stock based on its historical volatility over the expected term of the stock option and market-based RSU. The Company has no history or expectation of paying dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock option and market-based RSU.

The weighted-average Black-Scholes model assumptions and the weighted-average grant date fair value of stock options in fiscal years 2019, 2018 and 2017 were as follows:

	Fiscal Year Ended June 30,
	2019	2018	2017
Expected term (in years)	4.4	4.6	4.5
Expected volatility	56%	48%	45%
Expected dividend yield	—	—	—
Risk-free interest rate	2.5%	1.9%	1.3%
Grant date fair value	$6.86	$2.09	$1.41

There were no market-based RSU grants during fiscal year 2019. The weighted-average Monte Carlo simulation model assumptions in fiscal years 2018 and 2017 were as follows:

	Fiscal Year Ended June 30,
	2018	2017
Expected term (in years)	4.0	4.0
Expected volatility	50%	45%
Expected dividend yield	—	—
Risk-free interest rate	2.4%	1.1%
Grant date fair value	$7.66	$3.01

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans in fiscal years 2019 and 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2017	4,221,579	$6.50	4.17	$996
Granted	802,080	4.98
Exercised	(1,465,265)	7.59
Forfeited	(6,700)	4.01
Expired	(37,731)	11.73
Outstanding at June 30, 2018	3,513,963	$5.65	4.18	$24,989
Granted	81,029	14.52
Exercised	(1,147,124)	6.71
Forfeited	(28,349)	4.64
Expired	(7,797)	11.17
Outstanding at June 30, 2019	2,411,722	$5.44	3.64	$25,123
Vested and expected-to-vest at June 30, 2019 (1)	2,347,050	$5.43	3.60	$24,479
Vested and exercisable at June 30, 2019	1,449,768	$5.72	2.90	$14,690

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes outstanding and exercisable stock options by range of exercise price as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range or Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.40 - $3.40	50,000	4.59	$3.40	29,166	$3.40
$3.59 - $3.59	360,417	4.42	$3.59	219,271	$3.59
$3.63 - $3.63	580,941	4.00	$3.63	277,649	$3.63
$3.91 - $3.91	75,000	2.34	$3.91	75,000	$3.91
$4.01 - $4.01	447,269	4.99	$4.01	131,087	$4.01
$4.31 - $5.79	244,816	2.10	$4.88	221,899	$4.93
$5.80 - $7.20	259,573	1.84	$6.42	240,410	$6.36
$8.26 - $13.77	286,203	3.44	$10.20	164,518	$9.39
$14.06 - $15.72	98,268	1.82	$15.42	90,768	$15.51
$18.35 - $18.35	9,235	6.27	$18.35	—	$—
$3.40 - $18.35	2,411,722	3.64	$5.44	1,449,768	$5.72

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised in fiscal years 2019, 2018 and 2017 (in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Intrinsic value	$9,749	$6,440	$—
Cash received	7,702	11,115	—
Tax benefit	1,399	—	—

As of June 30, 2019, there was $1.8 million of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted-average period of 1.8 years.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans in fiscal years 2019 and 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2017	2,549,663	$4.12	1.11	$10,632
Granted	1,622,672	4.63
Vested	(1,408,386)	4.33
Forfeited	(96,422)	4.57
Outstanding at June 30, 2018	2,667,527	$4.33	0.86	$33,878
Granted	1,042,354	13.96
Vested	(1,638,840)	4.35
Forfeited	(69,035)	8.68
Outstanding at June 30, 2019	2,002,006	$9.06	1.10	$31,732

As of June 30, 2019, there was $12.1 million of total unrecognized compensation expense related to service-based RSUs.

Market-Based Restricted Stock Unit Activity

The following table summarizes the market-based RSU activity under the 2010 Incentive Plan in fiscal years 2019 and 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2017	1,093,289	$4.57	1.22	$4,559
Granted	68,840	7.66
Vested	(617,435)	4.75
Forfeited	(46,426)	3.84
Outstanding at June 30, 2018	498,268	$4.89	0.96	$6,328
Granted	—	—
Vested	(273,941)	4.86
Forfeited	(28,229)	4.61
Outstanding at June 30, 2019	196,098	$5.00	0.68	$3,108

As of June 30, 2019, there was $0.2 million of total unrecognized compensation expense related to market-based RSUs.

Performance-Based Restricted Stock Unit Activity

The following table summarizes the performance-based RSU activity under the 2010 Incentive Plan in fiscal year 2019:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2018	—	$—	—	$—
Granted	742,547	15.85
Vested	—	—
Forfeited	(25,935)	15.85
Outstanding at June 30, 2019	716,612	$15.85	1.36	$11,358

As of June 30, 2019, there was $4.9 million of total unrecognized compensation expense related to performance-based RSUs.

At the time of vesting, a portion of RSUs are withheld by the Company to provide for federal and state tax withholding obligations resulting from the release of the RSUs.

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2019	2018	2017
Net revenue:
United States	$445,957	$395,880	$292,370
International	9,197	8,478	7,415
Total net revenue	$455,154	$404,358	$299,785

	June 30,
	2019	2018
Property and equipment, net:
United States	$5,149	$3,875
International	261	336
Total property and equipment, net	$5,410	$4,211

	June 30,
	2019	2018
Other intangible assets, net:
United States	$35,044	$8,441
International	74	132
Total other intangible assets, net	$35,118	$8,573

14. Restructuring Costs

In November 2016, the Company announced a corporate restructuring in order to accelerate margin expansion and grow cash flow. The following table summarizes the restructuring charges for fiscal year 2017 (in thousands):

Fiscal Year Ended
June 30, 2017
Employee severance and benefits	$2,399
Non-cash employee severance and benefits - stock-based compensation	42
Total restructuring charges	$2,441

The restructuring costs were paid in cash in fiscal year 2017. The corporate restructuring was complete as of June 30, 2017. There were no restructuring charges for fiscal years 2019 and 2018.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosures and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2019.

The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2019.

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

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue (1)	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts
Fiscal year 2017	$2,285	$291	$(626)	$1,950
Fiscal year 2018	$1,950	$525	$(650)	$1,825
Fiscal year 2019 (2)	$1,625	$9,342	$(669)	$10,298

Deferred tax asset valuation allowance
Fiscal year 2017	$79,868	$2,096	$—	$81,964
Fiscal year 2018	$81,964	$(24,767)	$—	$57,197
Fiscal year 2019	$57,197	$571	$(49,422)	$8,346

(1)	Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales returns are charged against revenue.

(2)

In fiscal year 2019, the Company adopted ASC 606 which requires allowance for sales returns to be classified as a liability. Accordingly, the balance as of July 1, 2018 excludes an allowance for sales returns of $0.2 million.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.	8-K	001-34628	2.1	November 8, 2010

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-163228	3.2	December 22, 2009

3.2	Bylaws.	S-1/A	333-163228	3.4	December 22, 2009

4.1	Form of QuinStreet, Inc.’s Common Stock Certificate.	S-1/A	333-163228	4.1	January 14, 2010

10.1+	QuinStreet, Inc. 2008 Equity Incentive Plan.	S-1	333-163228	10.1	November 19, 2009

10.2+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).	S-1	333-163228	10.2	November 19, 2009

10.3+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).	S-1	333-163228	10.3	November 19, 2009

10.4+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).	S-1	333-163228	10.4	November 19, 2009

10.5+	QuinStreet, Inc. 2010 Equity Incentive Plan.	S-8	333-165534	99.9	March 17, 2010

10.6+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).	S-8	333-165534	99.10	March 17, 2010

10.7+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).	S-8	333-165534	99.11	March 17, 2010

10.8+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.8	August 23, 2012

10.9+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.9	August 23, 2012

10.10+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).	10-K	001-34628	10.10	August 20, 2013

10.11+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.12	March 17, 2010

10.12+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.13	March 17, 2010

10.13+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.14	March 17, 2010

10.15+	Annual Incentive Plan.	S-1/A	333-163228	10.12	January 14, 2010

10.16	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.	10-Q	001-34628	10.1	November 8, 2011

10.17	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Guaranty dated as of February 15, 2013.	10-Q	001-34628	10.1	February 15, 2013

10.18	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.	10-Q	001-34628	10.1	May 12, 2010

10.19+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.	S-1/A	333-163228	10.19	January 26, 2010

10.20	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.	8-K	001-34628	10.1	June 27, 2012

10.21	License and Investment Agreement by and among QuinStreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.	10-K	001-34628	10.19	August 23, 2012

10.23	Transition Agreement dated September 18, 2013 between the Company and Scott Mackley.	8-K	001-34628	10.1	September 19, 2013

10.24	Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.	8-K	001-34628	10.2	September 19, 2013

10.26	Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of July 17, 2014, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	July 22, 2014

10.27+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.27	September 12, 2014

10.28+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.	10-Q	001-34628	10.1	February 6, 2015

10.29	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	June 12, 2015

10.30+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.30	August 19, 2015

10.31	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.	10-Q	001-34628	10.1	February 9, 2016

10.32	Form of Change in Control Severance Agreement.	10-Q	001-34628	10.1	November 9, 2016

10.33+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.33	September 8, 2017

10.34+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.34	September 8, 2017

10.35	Amended Office Lease Metro Center, dated February 25, 2010 between the registrant and CA-Metro Center Limited Partnership	10-K	001-34628	10.35	September 12, 2018

10.36#	Share Purchase Agreement between QuinStreet, Inc., AmOne Corp., and Rod Romero dated October 1, 2018.	8-K	001-34628	2.1	October 5, 2018

10.37+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for non-executive officer employees).	10-Q	001-34628	10.36	November 9, 2018

10.38+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for executive officer).	10-Q	001-34628	10.37	November 9, 2018

10.39+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for employees with a Change in Control Severance Agreement).	10-Q	001-34628	10.38	November 9, 2018

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

#

The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. QuinStreet, Inc. will furnish copies of such schedules to the SEC upon its request; provided, however, that QuinStreet, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2019.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and	August 29, 2019
Douglas Valenti	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer	August 29, 2019
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Matthew Glickman	Director	August 29, 2019
Matthew Glickman

/s/ Stuart Huizinga	Director	August 29, 2019
Stuart Huizinga

/s/ Robin Josephs	Director	August 29, 2019
Robin Josephs

/s/ David Pauldine	Director	August 29, 2019
David Pauldine

/s/ Gregory Sands	Director	August 29, 2019
Gregory Sands

/s/ Andrew Sheehan	Director	August 29, 2019
Andrew Sheehan

/s/ James Simons	Director	August 29, 2019
James Simons