Form 10-Q
period 2019-09-30
QUINSTREET, INC
filed 2019-11-08
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Number of shares of common stock outstanding as of November 5, 2019: 51,225,472

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$70,517	$62,522
Accounts receivable, net	74,615	75,628
Prepaid expenses and other assets	6,168	5,228
Total current assets	151,300	143,378
Property and equipment, net	5,400	5,410
Operating lease right-of-use assets	12,114	—
Goodwill	82,544	82,544
Other intangible assets, net	33,178	35,118
Deferred tax assets, noncurrent	52,048	52,149
Other assets, noncurrent	5,674	6,012
Total assets	$342,258	$324,611

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,020	$37,093
Accrued liabilities	37,699	36,878
Deferred revenue	839	761
Other liabilities	9,015	8,967
Total current liabilities	87,573	83,699
Operating lease liabilities, noncurrent	11,850	—
Other liabilities, noncurrent	14,744	18,083
Total liabilities	114,167	101,782
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 51,102,339 and 50,518,460 shares issued and outstanding at September 30, 2019 and June 30, 2019	51	50
Additional paid-in capital	293,866	289,768
Accumulated other comprehensive loss	(335)	(366)
Accumulated deficit	(65,491)	(66,623)
Total stockholders' equity	228,091	222,829
Total liabilities and stockholders' equity	$342,258	$324,611

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net revenue	$126,614	$112,869
Cost of revenue (1)	113,189	96,813
Gross profit	13,425	16,056
Operating expenses: (1)
Product development	3,556	3,305
Sales and marketing	2,363	2,044
General and administrative	5,825	5,394
Operating income	1,681	5,313
Interest income	72	66
Interest expense	(212)	—
Other expense, net	(257)	(67)
Income before income taxes	1,284	5,312
Provision for income taxes	(152)	(15)
Net income	$1,132	$5,297
Net income per share:
Basic	$0.02	$0.11
Diluted	$0.02	$0.10
Weighted-average shares used in computing net income per share:
Basic	50,845	48,663
Diluted	53,326	52,441

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,490	$1,539
Product development	484	401
Sales and marketing	421	284
General and administrative	1,253	887

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net income	$1,132	$5,297
Other comprehensive income:
Foreign currency translation adjustment	31	78
Total other comprehensive income	31	78
Comprehensive income	$1,163	$5,375

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2019	50,518,460	$50	$289,768	$(366)	$(66,623)	$222,829
Issuance of common stock upon exercise of stock options	260,061	—	1,790	—	—	1,790
Release of restricted stock, net of share settlement	323,818	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,667	—	—	4,667
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(2,358)	—	—	(2,358)
Net income	—	—	—	—	1,132	1,132
Other comprehensive income	—	—	—	31	—	31
Balances at September 30, 2019	51,102,339	$51	$293,866	$(335)	$(65,491)	$228,091

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2018	48,146,384	$48	$277,761	$(380)	$(129,103)	$148,326
Issuance of common stock upon exercise of stock options	304,080	—	2,052	—	—	2,052
Release of restricted stock, net of share settlement	695,521	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,129	—	—	3,129
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(5,857)	—	—	(5,857)
Net income	—	—	—	—	5,297	5,297
Other comprehensive income	—	—	—	78	—	78
Balances at September 30, 2018	49,145,985	$49	$277,084	$(302)	$(123,806)	$153,025

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$1,132	$5,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,812	1,648
Provision for sales returns and doubtful accounts receivable	129	245
Stock-based compensation	4,648	3,111
Non-cash lease expense	(176)	—
Deferred income taxes	116	—
Other adjustments, net	212	(145)
Changes in assets and liabilities:
Accounts receivable	884	2,779
Prepaid expenses and other assets	(637)	(682)
Accounts payable	2,998	1,657
Accrued liabilities	(2,770)	(3,919)
Deferred revenue	78	166
Other liabilities, noncurrent	115	70
Net cash provided by operating activities	9,541	10,227
Cash Flows from Investing Activities
Capital expenditures	(544)	(334)
Internal software development costs	(507)	(596)
Other investing activities	—	145
Net cash used in investing activities	(1,051)	(785)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,827	2,144
Payment of withholding taxes related to release of restricted stock, net of share settlement	(2,358)	(5,857)
Net cash used in financing activities	(531)	(3,713)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36	90
Net increase in cash, cash equivalents and restricted cash	7,995	5,819
Cash, cash equivalents and restricted cash at beginning of period	62,536	65,588
Cash, cash equivalents and restricted cash at end of period	$70,531	$71,407
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$70,517	$70,519
Restricted cash included in other assets, noncurrent	14	888
Total cash, cash equivalents and restricted cash	$70,531	$71,407
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	32	99
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	75	—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2019 and for the three months ended September 30, 2019 and 2018 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC on August 29, 2019. The condensed consolidated balance sheet at June 30, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at September 30, 2019, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income for the three months ended September 30, 2019 and 2018 and condensed consolidated statements of cash flows for the three months ended September 30, 2019 and 2018. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to our significant accounting policies as of and for the three months ended September 30, 2019, except for the accounting policy for leases that was updated as a result of adopting Accounting Standards Update 2016-02—Leases (Topic 842). For more information, refer to “Recently Adopted Accounting Standards” and Note 10, Leases.

Leases

At the commencement date of a lease, the Company recognizes lease liabilities which represent its obligation to make lease payments, and right-of-use (“ROU”) assets which represent its right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Lease liabilities are recorded in accrued liabilities and operating lease liabilities, noncurrent. ROU assets are recorded in operating lease ROU assets.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Lease agreements that contain both lease and non-lease components are generally accounted for separately. The Company does not recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less.

Concentrations of Credit Risk

The Company had one client that accounted for 18% and 25% of net revenue for the three months ended September 30, 2019 and 2018. That same client accounted for 10% and 11% of net accounts receivable as of September 30, 2019 and June 30, 2019. No other clients accounted for 10% or more of net revenue for the three months ended September 30, 2019 or 2018 or 10% or more of net accounts receivable as of September 30, 2019 or June 30, 2019.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, post-closing payments and contingent consideration related to acquisitions in fiscal year 2019. The recorded values of the Company’s accounts receivable and accounts payable approximate their current fair values due to the relatively short-term nature of these accounts.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents on the Company’s condensed consolidated balance sheets. As of September 30, 2018, the Company maintained $0.9 million cash restricted as collateral for letters of credit. In the second quarter of fiscal year 2019, the cash restriction from the issuing financial institution was removed.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Leases. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued new accounting standard update on leases, which requires the recognition of lease liabilities and ROU assets on the condensed consolidated balance sheet, while recognizing expenses on the condensed consolidated income statements in a manner similar to legacy guidance. The Company adopted the new standard as of July 1, 2019 using the modified transition approach to all leases existing at the date of initial application and not restating comparative periods. The primary impact of adopting the new standard was the recognition of lease liabilities of $16.7 million and ROU assets of $13.1 million for operating leases in the first quarter of fiscal year 2020, which included reclassifying deferred rent as a component of the ROU assets. The Company's adoption of the new standard had no material impact on its consolidated condensed statement of operations and cash flows.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company elected certain transition practical expedients, which allows the Company not to reassess (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date and (iii) initial direct costs for any existing leases as of the adoption date. In addition, the Company has elected not to recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less. See Note 10, Leases, for further information regarding the impact of adoption of the standard on the Company’s condensed consolidated financial statements.

Goodwill Impairment. In January 2017, the FASB issued a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted. The Company early adopted the new standard effective on July 1, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Fair Value Measurements. In August 2018, the FASB issued a new accounting standard which eliminates, adds and modifies certain disclosure requirements for fair value measurement. The new guidance is effective for the Company in the first quarter of fiscal year 2021. Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of the new guidance while delaying adoption of the additional disclosures until their effective date. The Company is currently assessing the impact the new guidance will have on the financial statement disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or operating results.

3. Revenue

Disaggregation of Revenue

The following table shows the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Net revenue:
Financial Services	$92,878	$77,366
Education	17,398	22,439
Other	16,338	13,064
Total net revenue	$126,614	$112,869

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	September 30,	June 30,
	2019	2019
Deferred revenue	$839	$761
Client deposits	744	661

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. Significant changes in the liability balances during the period relate to advance consideration received from clients, offset by revenue recognized of $2.2 million during the three months ended September 30, 2019.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2019	2018
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$1,132	$5,297
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	50,845	48,663
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	50,845	48,663
Weighted-average effect of dilutive securities:
Stock options	1,286	1,884
Restricted stock units	1,195	1,894
Weighted-average shares of common stock used in computing diluted net income per share	53,326	52,441
Net income per share:
Basic	$0.02	$0.11
Diluted	$0.02	$0.10
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	728	95

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table presents the fair value of the Company’s financial instruments:

	September 30, 2019				June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,269	$—	$—	$11,269	$11,206	$—	$—	$11,206
Total	$11,269	$—	$—	$11,269	$11,206	$—	$—	$11,206
Liabilities:
Post-closing payments related to acquisitions	$—	$16,471	$—	$16,471	$—	$16,259	$—	$16,259
Contingent consideration related to acquisitions	—	—	5,008	5,008	—	—	5,058	5,058
Total	$—	$16,471	$5,008	$21,479	$—	$16,259	$5,058	$21,317

Reported as:
Cash and cash equivalents				$11,269				$11,206
Other Liabilities:
Current				$9,015				$8,967
Noncurrent				12,464				12,350
Total				$21,479				$21,317

There were no transfers between Level 1 and Level 2 during the periods presented.

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of June 30, 2019	$5,058
Changes in fair value during the period	—
Payments made during the period	(50)
Balance as of September 30, 2019	$5,008

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets and are classified as Level 1 within the fair value hierarchy.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the Company’s acquisitions of AmOne Corp (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”) in fiscal year 2019. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 7, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of estimated future payments related to the Company’s acquisition of CCM and MBT. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue and gross margin that is subject to the contingent consideration payment, a volatility factor applied to net revenue and gross margin based on year-on-year growth in net revenue and gross margin of comparable companies and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. See Note 7, Acquisitions, for further details related to the acquisitions.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Prepaid Expenses and Other Assets

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of September 30, 2019, the Company has recorded $1.0 million within prepaid expenses and other assets and $5.0 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. As of June 30, 2019, the Company had recorded $1.0 million within prepaid expenses and other assets and $5.3 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. Amortization expense was $0.3 million for both the three months ended September 30, 2019 and 2018.

7. Acquisitions

Acquisition of AmOne Corp.

On October 1, 2018, the Company completed the purchase of AmOne, an online performance marketing company in the financial services client vertical, to broaden its publisher and customer relationships. In exchange for all outstanding shares of AmOne, the Company paid $23.0 million in cash upon closing (including $2.7 million cash for net assets acquired subject to post-closing adjustments) and will make $8.0 million in post-closing payments, payable in equal semi-annual installments over a two year period, with the first installment being paid six months following the date of closing.

Acquisition of CloudControlMedia, LLC

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

Acquisition of MyBankTracker.com, LLC

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

The following table summarizes the consideration for each acquisition as of the acquisition dates (in thousands):

	AmOne	CCM	MBT
Cash	$23,032	$8,281	$4,511
Post-closing adjustments for net assets acquired	138	(72)	—
Post-closing payments, net of imputed interest (1)	7,514	6,671	3,708
Contingent consideration	—	3,553	1,505
Total	$30,684	$18,433	$9,724

(1)	The post-closing payment is net of imputed interest of $486 thousand for AmOne, $829 thousand for CCM and $292 thousand for MBT.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The acquisitions were accounted for as business combinations and the results of operations of the acquired businesses have been included in the Company’s results of operations as of the acquisition date. The Company expensed all transaction costs in the period in which they were incurred. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets and obligations related to post-closing payments and contingent consideration. The estimated fair value of the identifiable assets acquired and liabilities assumed in the relevant acquisition was based on management’s best estimates. The fair value of the publisher and advertiser relationships was determined using the multi-period excess earnings income approach or cost approach. The fair value of trade names was determined using the relief-from-royalty method. The fair value of acquired technology was determined using the cost approach. The excess of the purchase price over the aggregate fair value of the identifiable assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is deductible for tax purposes. The fair value of the contingent consideration was determined using the real options technique. See Note 5, Fair Value Measurements, for additional information regarding the valuation of the contingent consideration.

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

The Company is still finalizing the allocation of the purchase price of CCM and MBT to the individual assets acquired. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination, not to exceed one year from the acquisition date. The final purchase price allocation, which may include changes in the allocations within intangible assets and between intangible assets and goodwill, as well as changes in the estimated useful lives of the intangible assets, will be determined when the Company has completed the detailed review of underlying inputs and assumptions used in its preliminary purchase price allocation.

8. Goodwill and Intangible Assets, Net

Goodwill

As of September 30, 2019 and June 30, 2019, the Company had goodwill of $82.5 million. There were no impairments to goodwill during the three months ended September 30, 2019.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2019			June 30, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$70,297	$(41,995)	$28,302	$70,300	$(40,663)	$29,637
Content	60,950	(60,931)	19	60,964	(60,940)	24
Website/trade/domain names	33,541	(30,460)	3,081	33,546	(30,218)	3,328
Acquired technology and others	39,399	(37,623)	1,776	39,400	(37,271)	2,129
Total	$204,187	$(171,009)	$33,178	$204,210	$(169,092)	$35,118

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of intangible assets was $1.9 million and $0.7 million for the three months ended September 30, 2019 and 2018.

Future amortization expense for the Company’s intangible assets as of September 30, 2019 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2020 (remaining nine months)	$5,787
2021	6,414
2022	5,297
2023	4,698
2024	3,855
Thereafter	7,127
Total	$33,178

9. Income Taxes

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014. In fiscal year 2019, due to the preponderance of positive evidence, including the Company’s cumulative profit before taxes and future forecasts of continued profitability in the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed. Accordingly, the Company released the valuation allowance for the majority of its federal and state deferred tax assets. The Company continues to maintain a valuation allowance related to its deferred tax assets for its foreign entities and California research and development tax credits. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

The Company recorded an immaterial provision for income taxes for the three months ended September 30, 2019 and 2018.

10. Leases

The Company has operating leases primarily for its office facilities. The leases expire at various dates through fiscal year 2026, some of which include options to renew, with renewal terms of up to 5 years. The Company does not include any renewal options in the lease terms for calculating lease liability, as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain that it will exercise these renewal options at the time of the lease commencement.

The components of lease expense were as follows (in thousands):

Three Months Ended
September 30, 2019
Operating lease expense	$1,004
Variable lease expense (1)	144
Short-term lease expense	288
Total lease expense	$1,436

(1)	Variable lease expense for the three months ended September 30, 2019 primarily included common area maintenance charges.

Rent expense was $1.0 million during the three months ended September 30, 2018, which was recognized using the straight-line method over the term of a lease in accordance with legacy guidance.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,172

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$—

Weighted average remaining lease term - operating leases	4.6 years
Weighted average discount rate - operating leases	4.5%

The implicit rate within each lease is not readily determinable and therefore the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of the lease payments. The determination of the incremental borrowing rate requires judgement. The Company determined its incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and currency to align with the terms of a lease.

Maturities of operating lease liabilities were as follows (in thousands):

Fiscal Year Ending June 30,	September 30, 2019
2020 (remaining nine months)	$2,569
2021	4,543
2022	4,264
2023	3,834
2024	1,810
Thereafter	183
Total minimum lease payments	$17,203
Less imputed interest	(1,733)
Present value of net minimum lease payments	$15,470
Operating lease liabilities:
Current	3,620
Noncurrent	11,850
Total	$15,470

Future annual minimum lease payments under noncancellable operating leases as of June 30, 2019 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2020	$3,529
2021	4,263
2022	4,234
2023	3,801
2024	1,312
Thereafter	176
Total	$17,315

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2019 and June 30, 2019.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2019 and June 30, 2019.

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

12. Stockholders’ Equity

Stock Repurchases

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. Under this program, in fiscal year 2018, the Company repurchased and retired 62,364 shares of its common stock at a weighted-average price of $8.36 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.5 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. There were no repurchases made during fiscal year 2019 and the three months ended September 30, 2019. As of September 30, 2019, the number of shares that remains available for repurchase is 903,636 shares.

The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Stock Benefit Plans

Stock Incentive Plans

The Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and RSUs to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). Prior to fiscal year 2016, the Company granted RSUs with a service condition (“service-based RSUs”). In fiscal year 2016, the Company also began granting to employees RSUs with a market condition (“market-based RSUs”) that requires the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In fiscal year 2019, the Company began granting to employees RSUs with a performance condition (“performance-based RSUs”) that vest variably subject to the achievement of certain revenue growth and adjusted EBITDA targets (“performance targets”). The Company evaluates the portion of the awards that are probable to vest quarterly until the performance targets are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs and performance-based RSUs under its stock incentive plans.

As of September 30, 2019, 23,390,511 shares were reserved and 16,168,517 shares were available for issuance under the 2010 Incentive Plan; 4,333,939 shares were reserved and 2,270,504 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	September 30,
	2019	2018
Expected term (in years)	4.5	4.3
Expected volatility	57%	55%
Expected dividend yield	—	—
Risk-free interest rate	1.5%	2.8%
Grant date fair value	$5.11	$6.56

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Net revenue:
United States	$124,186	$110,788
International	2,428	2,081
Total net revenue	$126,614	$112,869

	September 30,	June 30,
	2019	2019
Property and equipment, net:
United States	$5,159	$5,149
International	241	261
Total property and equipment, net	$5,400	$5,410

	September 30,	June 30,
	2019	2019
Other intangible assets, net:
United States	$33,122	$35,044
International	56	74
Total other intangible assets, net	$33,178	$35,118

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our financial services client vertical represented 73% and 69% of net revenue for the three months ended September 30, 2019 and 2018. Our education client vertical represented 14% and 20% of net revenue for the three months ended September 30, 2019 and 2018. Our other client verticals, consisting of home services and business-to-business technology, represented 13% and 11% of net revenue for the three months ended September 30, 2019 and 2018. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 18% and 25% of our net revenue for the three months ended September 30, 2019 and 2018. No other client accounted for 10% or more of our net revenue for the three months ended September 30, 2019 and 2018.

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

Our education client vertical has been significantly challenged by regulations and enforcement activity affecting U.S. for-profit education institutions over the past several years. For example, in July 2015, the Federal Trade Commission initiated an investigation of a publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have, and may continue to, result in a decrease in these clients’ spending with us and other vendors and fluctuations in the volume and mix of our business with these clients. To offset the impact these regulatory and investigative activities have had on the U.S. for-profit education clients, we have broadened our product set from our traditional lead business with the addition of better qualified clicks, leads, inquiries, calls, applications, and customers; we believe these new enhanced products better match U.S. for-profit education client needs in the current regulatory environment. We have also broadened our markets in education to include not-for-profit schools and international markets in Brazil and India. Moreover, we have entered into strategic partnerships and acquisitions to increase and diversify our access to quality media and client budgets.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs of our finance, legal, employee benefits and compliance, technical support and other administrative personnel, accounting and legal professional services fees, facilities fees and bad debt expense. We are constraining expenses generally to the extent practicable.

Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions in fiscal year 2019. We have no borrowing agreements outstanding as of September 30, 2019; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, impairment of investment and other non-operating items.

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

•	Revenue recognition;
•	Valuation of goodwill and intangible assets;
•	Stock-based compensation;
•	Business combination;
•	Income taxes; and
•	Valuation of long-lived assets.

For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2019		2018
	(In thousands)
Net revenue	$126,614	100.0%	$112,869	100.0%
Cost of revenue (1)	113,189	89.4	96,813	85.8
Gross profit	13,425	10.6	16,056	14.2
Operating expenses: (1)
Product development	3,556	2.8	3,305	2.9
Sales and marketing	2,363	1.9	2,044	1.8
General and administrative	5,825	4.6	5,394	4.8
Operating income	1,681	1.3	5,313	4.7
Interest income	72	0.1	66	—
Interest expense	(212)	(0.2)	—	—
Other expense, net	(257)	(0.2)	(67)	—
Loss before income taxes	1,284	1.0	5,312	4.7
Provision for income taxes	(152)	(0.1)	(15)	—
Net income	$1,132	0.9%	$5,297	4.7%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,490	2.0%	$1,539	1.4%
Product development	484	0.4	401	0.4
Sales and marketing	421	0.3	284	0.3
General and administrative	1,253	1.0	887	0.8

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2019	2018	% Change
	(In thousands)
Net revenue	$126,614	$112,869	12%
Cost of revenue	113,189	96,813	17%
Gross profit	$13,425	$16,056	(16%)

Net Revenue

Net revenue increased $13.7 million, or 12%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Revenue from our financial services client vertical increased by $15.5 million, or 20%, primarily due to growth of new and existing media, an increase in average pricing, and from our acquisitions of AmOne Corp. and MyBankTracker.com, LLC, offset by a decline in our mortgage client vertical. Revenue from our education client vertical decreased by $5.0 million, or 22%, primarily due to a large former education client who entered federal receivership. Revenue from our other client vertical increased by $3.3 million, or 25%, due to increased client demand in our home services client vertical.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $16.4 million, or 17%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This was driven by increased media and marketing costs of $10.8 million, personnel costs of $3.2 million, amortization of intangible assets of $1.2 million and stock-based compensation expense of $1.0 million. The increase in media and marketing costs is primarily due to higher revenue volumes. The increases in personnel costs and stock-based compensation are due to higher headcount as a result of acquisitions in fiscal year 2019. The increase in amortization expense is due to the acquisitions of intangible assets. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 11% and 14% for the three months ended September 30, 2019 and 2018. The decrease in gross profit margin was attributable to increased personnel costs and increased amortization of intangible assets as a percentage of revenue.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2019	2018	% Change
	(In thousands)
Product development	$3,556	$3,305	8%
Sales and marketing	2,363	2,044	16%
General and administrative	5,825	5,394	8%
Operating expenses	$11,744	$10,743	9%

Product Development Expenses

Product development expenses increased by $0.3 million, or 8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased personnel costs including an increase in stock-based compensation expense of $0.1 million.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.3 million, or 16%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased personnel costs of $0.2 million as a result of higher headcount.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased professional services fees of $0.4 million related to audit and tax fees.

Benefit from (Provision for) Income Taxes

	Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Provision for income taxes	$(152)	$(15)

There were no material provision for income taxes recorded for the three months ended September 30, 2019 and 2018.

Liquidity and Capital Resources

As of September 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $70.5 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$9,541	$10,227
Net cash used in investing activities	(1,051)	(785)
Net cash used in financing activities	(531)	(3,713)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense and changes in working capital components.

Cash provided by operating activities was $9.5 million for the three months ended September 30, 2019, compared to cash flows provided by operating activities of $10.2 million for the three months ended September 30, 2018.

Cash provided by operating activities for the three months ended September 30, 2019 consisted of a net income of $1.1 million, non-cash adjustments of $7.8 million and a net increase in cash from changes in working capital of $0.7 million. The non-cash adjustments primarily consisted of depreciation and amortization of $2.8 million and stock-based compensation expense of $4.6 million. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $0.9 million and an increase in accounts payable of $3.0 million, offset by a decrease in accrued liabilities of $2.8 million and an increase in prepaid expenses and other assets of $0.6 million. The decrease in accounts receivable was due to the timing of receipts. The increase in accounts payable and decrease in accrued liabilities was due to the timing of payments.

Cash provided by operating activities for the three months ended September 30, 2018 consisted of a net income of $5.3 million, non-cash adjustments of $4.9 million and a net increase in cash from changes in working capital of $0.1 million. The non-cash adjustments primarily consisted of depreciation and amortization of $1.6 million and stock-based compensation expense of $3.1 million. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $2.8 million and an increase in accounts payable of $1.7 million, offset by a decrease in accrued liabilities of $3.9 million. The decrease in accounts receivable was due to the timing of receipts. The increase in accounts payable and decrease in accrued liabilities was due to the timing of payments, including the incentive compensation associated with the achievement of performance objectives for fiscal year 2018 which is paid annually after the end of the fiscal year.

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs and acquisitions from time to time.

Cash used in investing activities was $1.1 million for the three months ended September 30, 2019, compared to cash flows used in investing activities of $0.8 million for the three months ended September 30, 2018.

Cash used in investing activities in the three months ended September 30, 2019 and 2018 was primarily due to capital expenditures and internal software development costs of $1.1 million and $0.9 million.

Financing Activities

Cash flows from financing activities generally include withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options and post-closing payments related to our acquisitions in fiscal year 2019.

Cash used in financing activities was $0.5 million for the three months ended September 30, 2019, compared to cash used in financing activities of $3.7 million for the three months ended September 30, 2018.

Cash used in financing activities in the three months ended September 30, 2019 was due to the payment of withholding taxes related to the release of restricted stock, net of share settlement of $2.4 million, offset by proceeds from the exercise of stock options of $1.8 million.

Cash used in financing activities in the three months ended September 30, 2018 was due to withholding taxes related to the release of restricted stock, net of share settlement of $5.9 million, offset by proceeds from the exercise of stock options of $2.1 million.

 Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of September 30, 2019:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases (1)	$18,148	$3,267	$9,054	$5,644	$183
Post-closing payment related to acquisitions (2)	16,471	7,736	7,158	1,577	—
Contingent consideration related to acquisitions (2)	5,008	1,279	2,954	775	—
Total	$39,627	$12,282	$19,166	$7,996	$183

(1)

We lease various office facilities, including our corporate headquarters in Foster City, California. The terms of certain lease agreements include rent escalation provisions and tenant improvement allowances.

In February 2010, we entered into a lease agreement for our corporate headquarters located at 950 Tower Lane, Foster City, California with an expiration date in October 2018 and an option to extend the term of the lease twice by one additional year. In April 2018, the lease agreement was amended to extend the lease term through October 31, 2023. Under the amended lease agreement, the monthly base rent was abated for the first eight months and increases to $0.2 million for the remaining four months. During the second year of the extended lease term, the monthly base rent will be abated for the first four months, increase to $0.2 million for the fifth month, and increase to $0.3 million for the remaining seven months. Subsequently, after each 12-month anniversary, the monthly base rent will increase by approximately 3%. We have one remaining option to extend the term of the lease for an additional five years following October 31, 2023.

(2)

In accordance with the terms of the acquisitions during fiscal year 2019, we are required to make post-closing payments and contingent consideration payments. See Note 7, Acquisitions, to our condensed consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our acquisitions in fiscal year 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services, education and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain, therefore, keeping our business in compliance with or bringing our business into compliance with new laws may be costly, affect our revenue and harm our financial results. We believe increased regulation may continue to occur in the area of data privacy, and laws and regulations applying to the solicitation, collection, retention, deletion and processing, sharing or use of personally identifiable information. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) that takes effect on January 1, 2020. CCPA will apply to our business and marketing activities. Among other things, CCPA requires covered businesses to provide new disclosures to California consumers about their data collection, use and sharing practices and with limited business exceptions, CCPA affords such consumers new rights to request deletion of data collected about them as well as to opt-out of certain data sharing practices. Further, foreign laws and regulations such as the General Data Protection Regulation (“GDPR”), which became effective in May 2018, may apply to our business and marketing activities that are offered to European Union users. The GDPR creates a range of new compliance obligations and penalties for non-compliance are significant. The foregoing could affect our ability to use and share data and may result in expenditures to ensure our ability to store, use, process and share data in accordance with applicable laws and regulations. Violations or alleged violations of laws by us, our third-party publishers or clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls including SMS or text messaging. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. The changes to the TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. Additionally, we generate leads from which users provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 18% of our net revenue for the three months ended September 30, 2019. Our clients can generally terminate their contracts with us at any time, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We compete with Internet and traditional media companies for high quality media and for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as LendingTree in the financial services client vertical and EducationDynamics, LLC in the education client vertical;
•	offline and online advertising agencies;
•	major Internet portals and search engine companies with advertising networks;
•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;
•	digital advertising exchanges, real-time bidding and other programmatic buying channels;

•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;
•	in-house marketing groups and activities at current or potential clients;
•	offline direct marketing agencies;
•	mobile and social media; and
•	television, radio, and print companies.

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

The Securities Exchange Act of 1934, Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other rules implemented by the SEC and Nasdaq, impose various requirements on public companies, including corporate governance requirements, auditor attestation requirements and critical audit matters reporting. These and future laws and regulations may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. These laws and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than available to a private company. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

As of September 30, 2019, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 11% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of September 30, 2019, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of September 30, 2019, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the first quarter of fiscal year 2020. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: November 8, 2019