Form 10-Q
period 2019-12-31
QUINSTREET, INC
filed 2020-02-07
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Number of shares of common stock outstanding as of February 5, 2020: 51,697,404

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$76,124	$62,522
Accounts receivable, net	69,612	75,628
Prepaid expenses and other assets	5,234	5,228
Total current assets	150,970	143,378
Property and equipment, net	5,682	5,410
Operating lease right-of-use assets	11,151	—
Goodwill	82,544	82,544
Other intangible assets, net	31,244	35,118
Deferred tax assets, noncurrent	52,495	52,149
Other assets, noncurrent	5,318	6,012
Total assets	$339,404	$324,611

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,298	$37,093
Accrued liabilities	38,279	36,878
Deferred revenue	1,168	761
Other liabilities	8,967	8,967
Total current liabilities	82,712	83,699
Operating lease liabilities, noncurrent	10,769	—
Other liabilities, noncurrent	12,052	18,083
Total liabilities	105,533	101,782
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 51,636,757 and 50,518,460 shares issued and outstanding at December 31, 2019 and June 30, 2019	52	50
Additional paid-in capital	298,080	289,768
Accumulated other comprehensive loss	(319)	(366)
Accumulated deficit	(63,942)	(66,623)
Total stockholders' equity	233,871	222,829
Total liabilities and stockholders' equity	$339,404	$324,611

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenue	$118,101	$104,096	$244,715	$216,965
Cost of revenue (1)	105,318	90,915	218,507	187,728
Gross profit	12,783	13,181	26,208	29,237
Operating expenses: (1)
Product development	3,399	2,995	6,955	6,300
Sales and marketing	2,592	2,283	4,955	4,327
General and administrative	5,498	5,049	11,323	10,443
Operating income	1,294	2,854	2,975	8,167
Interest income	54	69	126	135
Interest expense	(177)	(98)	(389)	(98)
Other (expense) income, net	(9)	115	(266)	48
Income before income taxes	1,162	2,940	2,446	8,252
Benefit from income taxes	387	49,886	235	49,871
Net income	$1,549	$52,826	$2,681	$58,123
Net income per share:
Basic	$0.03	$1.07	$0.05	$1.18
Diluted	$0.03	$1.00	$0.05	$1.11
Weighted-average shares used in computing net income per share:
Basic	51,414	49,490	51,129	49,077
Diluted	53,489	52,682	53,407	52,562

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,347	$2,001	$4,837	$3,540
Product development	518	427	1,002	828
Sales and marketing	558	429	979	713
General and administrative	1,277	1,022	2,530	1,909

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$1,549	$52,826	$2,681	$58,123
Other comprehensive income (loss):
Foreign currency translation adjustment	16	(55)	47	23
Total other comprehensive income (loss)	16	(55)	47	23
Comprehensive income	$1,565	$52,771	$2,728	$58,146

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2019	51,102,339	$51	$293,866	$(335)	$(65,491)	$228,091
Issuance of common stock upon exercise of stock options	255,965	—	1,325	—	—	1,325
Release of restricted stock, net of share settlement	278,453	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,718	—	—	4,718
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,828)	—	—	(1,828)
Net income	—	—	—	—	1,549	1,549
Other comprehensive income	—	—	—	16	—	16
Balances at December 31, 2019	51,636,757	$52	$298,080	$(319)	$(63,942)	$233,871

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2018	49,145,985	$49	$277,084	$(302)	$(123,806)	$153,025
Issuance of common stock upon exercise of stock options	397,306	1	3,071	—	—	3,072
Release of restricted stock, net of share settlement	228,142	—	—	—	—	—
Stock-based compensation expense	—	—	3,899	—	—	3,899
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,561)	—	—	(1,561)
Net income	—	—	—	—	52,826	52,826
Other comprehensive loss	—	—	—	(55)	—	(55)
Balances at December 31, 2018	49,771,433	$50	$282,493	$(357)	$(70,980)	$211,206

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2019	50,518,460	$50	$289,768	$(366)	$(66,623)	$222,829
Issuance of common stock upon exercise of stock options	516,026	1	3,114	—	—	3,115
Release of restricted stock, net of share settlement	602,271	1	(1)	—	—	—
Stock-based compensation expense	—	—	9,385	—	—	9,385
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(4,186)	—	—	(4,186)
Net income	—	—	—	—	2,681	2,681
Other comprehensive income	—	—	—	47	—	47
Balances at December 31, 2019	51,636,757	$52	$298,080	$(319)	$(63,942)	$233,871

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2018	48,146,384	$48	$277,761	$(380)	$(129,103)	$148,326
Issuance of common stock upon exercise of stock options	701,386	1	5,123	—	—	5,124
Release of restricted stock, net of share settlement	923,663	1	(1)	—	—	—
Stock-based compensation expense	—	—	7,028	—	—	7,028
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(7,418)	—	—	(7,418)
Net income	—	—	—	—	58,123	58,123
Other comprehensive income	—	—	—	23	—	23
Balances at December 31, 2018	49,771,433	$50	$282,493	$(357)	$(70,980)	$211,206

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$2,681	$58,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,666	4,019
Provision for sales returns and doubtful accounts receivable	150	425
Stock-based compensation	9,348	6,990
Non-cash lease expense	166	—
Deferred income taxes	(311)	(50,039)
Other adjustments, net	269	370
Changes in assets and liabilities:
Accounts receivable	5,866	7,655
Prepaid expenses and other assets	628	220
Accounts payable	(2,610)	2,138
Accrued liabilities	(2,781)	(7,659)
Deferred revenue	407	177
Other liabilities, noncurrent	—	460
Net cash provided by operating activities	19,479	22,879
Cash Flows from Investing Activities
Capital expenditures	(948)	(652)
Internal software development costs	(1,114)	(1,194)
Business acquisitions, net	—	(22,156)
Other investing activities	25	170
Net cash used in investing activities	(2,037)	(23,832)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	3,153	5,206
Payment of withholding taxes related to release of restricted stock, net of share settlement	(4,186)	(7,418)
Post-closing payments and contingent consideration related to acquisitions	(2,866)	—
Net cash used in financing activities	(3,899)	(2,212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	59	37
Net increase in cash, cash equivalents and restricted cash	13,602	(3,128)
Cash, cash equivalents and restricted cash at beginning of period	62,536	65,588
Cash, cash equivalents and restricted cash at end of period	$76,138	$62,460
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$76,124	$62,447
Restricted cash included in other assets, noncurrent	14	13
Total cash, cash equivalents and restricted cash	$76,138	$62,460
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	59	129
Accrued post-closing payments related to AmOne Corp. acquisition (see Note 7)	—	7,514
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	98	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketplace products and technologies. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, home services and business-to-business technology. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, Brazil and India. While the majority of the Company’s operations and revenue are in North America, the Company also has businesses in Brazil and India.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2019 and for the three and six months ended December 31, 2019 and 2018 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC on August 29, 2019. The condensed consolidated balance sheet at June 30, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at December 31, 2019, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income for the three and six months ended December 31, 2019 and 2018 and condensed consolidated statements of cash flows for the six months ended December 31, 2019 and 2018. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to our significant accounting policies as of and for the six months ended December 31, 2019, except for the accounting policy for leases that was updated as a result of adopting Accounting Standards Update 2016-02—Leases (Topic 842). For more information, refer to “Recently Adopted Accounting Standards” and Note 10, Leases.

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

Concentrations of Credit Risk

The Company had one client that accounted for 18% of net revenue for both the three and six months ended December 31, 2019 and 21% and 23% of net revenue for the three and six months ended December 31, 2018. That same client accounted for 9% and 11% of net accounts receivable as of December 31, 2019 and June 30, 2019. No other clients accounted for 10% or more of net revenue for the three and six months ended December 31, 2019 or 2018 or 10% or more of net accounts receivable as of December 31, 2019 or June 30, 2019.

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

3. Revenue

Disaggregation of Revenue

The following table shows the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenue:
Financial Services	$89,097	$74,410	$181,976	$151,776
Education	14,532	16,214	31,930	38,653
Other	14,472	13,472	30,809	26,536
Total net revenue	$118,101	$104,096	$244,715	$216,965

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	December 31,	June 30,
	2019	2019
Deferred revenue	$1,168	$761
Client deposits	600	661

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. Significant changes in the liability balances during the period relate to advance consideration received from clients, offset by revenue recognized of $4.0 million during the six months ended December 31, 2019.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$1,549	$52,826	$2,681	$58,123
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	51,414	49,490	51,129	49,077
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	51,414	49,490	51,129	49,077
Weighted-average effect of dilutive securities:
Stock options	1,190	1,779	1,238	1,832
Restricted stock units	885	1,413	1,040	1,653
Weighted-average shares of common stock used in computing diluted net income per share	53,489	52,682	53,407	52,562
Net income per share:
Basic	$0.03	$1.07	$0.05	$1.18
Diluted	$0.03	$1.00	$0.05	$1.11
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive (1)	852	98	790	96

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31, 2019				June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,323	$—	$—	$11,323	$11,206	$—	$—	$11,206
Total	$11,323	$—	$—	$11,323	$11,206	$—	$—	$11,206
Liabilities:
Post-closing payments related to acquisitions	$—	$13,711	$—	$13,711	$—	$16,259	$—	$16,259
Contingent consideration related to acquisitions	—	—	5,008	5,008	—	—	5,058	5,058
Total	$—	$13,711	$5,008	$18,719	$—	$16,259	$5,058	$21,317

Reported as:
Cash and cash equivalents				$11,323				$11,206
Other Liabilities:
Current				$8,967				$8,967
Noncurrent				9,752				12,350
Total				$18,719				$21,317

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Balance at the beginning of period	$5,008	$5,058
Changes in fair value during the period	—	—
Payments made during the period	—	(50)
Balance at the end of period	$5,008	$5,008

6. Prepaid Expenses and Other Assets

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of December 31, 2019, the Company has recorded $1.0 million within prepaid expenses and other assets and $4.7 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. As of June 30, 2019, the Company had recorded $1.0 million within prepaid expenses and other assets and $5.3 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. Amortization expense was $0.3 million and $0.6 million for both the three and six months ended December 31, 2019 and 2018.

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

Acquisition of CloudControlMedia, LLC

On April 15, 2019, the Company completed the purchase of CCM, a marketing services company in the education client vertical, to broaden its customer relationships. In exchange for all the outstanding shares of CCM, the Company paid $8.3 million in cash upon closing (including $0.8 million cash for net assets acquired subject to post-closing adjustments) and will make a series of future payments following the acquisition date. The $7.5 million post-closing payments are payable in cash in equal semi-annual installments over a four year period, with the first installment paid six months following the date of closing. The contingent consideration is payable for five years following the date of closing and is calculated every June 30 and December 31 for the preceding six months.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
	(In thousands)	(In thousands)
Net revenue	$104,096	$223,455
Net income	52,846	59,379

The pro forma financial information for the three and six months ended December 31, 2018 includes the elimination of $20 thousand and $192 thousand of nonrecurring acquisition costs incurred by the Company that are directly related to the acquisition.

8. Goodwill and Intangible Assets, Net

Goodwill

As of December 31, 2019 and June 30, 2019, the Company had goodwill of $82.5 million. There were no impairments to goodwill during the six months ended December 31, 2019.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2019			June 30, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$70,296	$(43,327)	$26,969	$70,300	$(40,663)	$29,637
Content	60,942	(60,928)	14	60,964	(60,940)	24
Website/trade/domain names	33,538	(30,703)	2,835	33,546	(30,218)	3,328
Acquired technology and others	39,399	(37,973)	1,426	39,400	(37,271)	2,129
Total	$204,175	$(172,931)	$31,244	$204,210	$(169,092)	$35,118

Amortization of intangible assets was $1.9 million and $3.9 million for the three and six months ended December 31, 2019 and $1.5 million and $2.2 million for the three and six months ended December 31, 2018.

Future amortization expense for the Company’s intangible assets as of December 31, 2019 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2020 (remaining six months)	$3,853
2021	6,414
2022	5,297
2023	4,698
2024	3,855
Thereafter	7,127
Total	$31,244

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company recorded an immaterial benefit from income taxes for the three and six months ended December 31, 2019, and a net benefit from income taxes of $49.9 million for the three and six months ended December 31, 2018 primarily related to the release of the valuation allowance for the majority of its federal and states deferred tax assets of $49.4 million.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease expense	$999	$2,003
Short-term lease expense	268	556
Variable lease expense (1)	154	298
Total lease expense	$1,421	$2,857

(1)	Variable lease expense for the three and six months ended December 31, 2019 primarily included common area maintenance charges.

Rent expense was $1.0 million and $2.0 million during the three and six months ended December 31, 2018, which was recognized using the straight-line method over the term of a lease in accordance with legacy guidance.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

Six Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,846

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$43

Weighted average remaining lease term - operating leases	3.7 years
Weighted average discount rate - operating leases	4.5%

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2020 (remaining six months)	$1,911
2021	4,563
2022	4,273
2023	3,834
2024	1,810
Thereafter	183
Total minimum lease payments	$16,574
Less imputed interest	(1,726)
Present value of net minimum lease payments	$14,848
Operating lease liabilities:
Current	4,079
Noncurrent	10,769
Total	$14,848

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.7 million as of December 31, 2019, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

Future annual minimum lease payments under noncancellable operating leases as of June 30, 2019 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2020	$3,529
2021	4,263
2022	4,234
2023	3,801
2024	1,312
Thereafter	176
Total	$17,315

11. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2019 and June 30, 2019.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2019 and June 30, 2019.

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

12. Stockholders’ Equity

Stock Repurchases

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. There were no repurchases made during fiscal year 2019 and the three and six months ended December 31, 2019. As of December 31, 2019, the number of shares that remains available for repurchase is 903,636 shares.

The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

13. Stock Benefit Plans

Stock Incentive Plans

The Company may grant nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and RSUs to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). Prior to fiscal year 2016, the Company granted RSUs with a service condition (“service-based RSUs”). In fiscal year 2016, the Company also began granting to employees RSUs with a market condition (“market-based RSUs”) that requires the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In fiscal year 2019, the Company began granting to employees RSUs with a performance condition (“performance-based RSUs”) that vest variably subject to the achievement of certain revenue growth and adjusted EBITDA targets (“performance targets”). The Company evaluates the portion of the awards that are probable to vest quarterly until the performance targets are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs and performance-based RSUs under its stock incentive plans.

As of December 31, 2019, 23,390,511 shares were reserved and 16,079,083 shares were available for issuance under the 2010 Incentive Plan; 4,333,939 shares were reserved and 2,176,642 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average Black-Scholes model assumptions for the three and six months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Expected term (in years)	3.9	4.0	4.4	4.2
Expected volatility	58%	56%	57%	55%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.6%	2.9%	1.5%	2.9%
Grant date fair value	$6.97	$6.56	$5.36	$6.56

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net revenue:
United States	$114,230	$102,247	$238,417	$213,035
International	3,871	1,849	6,298	3,930
Total net revenue	$118,101	$104,096	$244,715	$216,965

	December 31,	June 30,
	2019	2019
Property and equipment, net:
United States	$5,467	$5,149
International	215	261
Total property and equipment, net	$5,682	$5,410

	December 31,	June 30,
	2019	2019
Other intangible assets, net:
United States	$31,203	$35,044
International	41	74
Total other intangible assets, net	$31,244	$35,118

15. Subsequent Events

 On January 8, 2020, the Company reached a settlement with the California Franchise Tax Board for the taxable years 2006 to 2011 and expects to receive a tax refund of $3.1 million.

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

Management Overview

We are a leader in performance marketplace products and technologies. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, home services, and business-to-business technology. Our clients include some of the world’s largest companies and brands in those markets. While the majority of our operations and revenue are in North America, we also have businesses in Brazil and India.

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

Our financial services client vertical represented 76% and 74% of net revenue for the three and six months ended December 31, 2019 and 71% and 70% of net revenue for the three and six months ended December 31, 2018. Our education client vertical represented 12% and 13% of net revenue for the three and six months ended December 31, 2019 and 16% and 18% of net revenue for the three and six months ended December 31, 2018. Our other client verticals, consisting of home services and business-to-business technology, represented 12% and 13% of net revenue for the three and six months ended December 31, 2019 and 13% and 12% of net revenue for the three and six months ended December 31, 2018. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 18% of our net revenue for both the three and six months ended December 31, 2019 and 21% and 23% of our net revenue for the three and six months ended December 31, 2018. No other client accounted for 10% or more of our net revenue for the three and six months ended December 31, 2019 and 2018.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions in fiscal year 2019. We have no borrowing agreements outstanding as of December 31, 2019; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on sales of websites and domain names that were not considered to be strategically important to our business, impairment of investment and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	(In thousands)				(In thousands)
Net revenue	$118,101	100.0%	$104,096	100.0%	$244,715	100.0%	$216,965	100.0%
Cost of revenue (1)	105,318	89.2	90,915	87.3	218,507	89.3	187,728	86.5
Gross profit	12,783	10.8	13,181	12.7	26,208	10.7	29,237	13.5
Operating expenses: (1)
Product development	3,399	2.9	2,995	2.9	6,955	2.9	6,300	2.9
Sales and marketing	2,592	2.2	2,283	2.2	4,955	2.0	4,327	2.0
General and administrative	5,498	4.6	5,049	4.9	11,323	4.6	10,443	4.8
Operating income	1,294	1.1	2,854	2.7	2,975	1.2	8,167	3.8
Interest income	54	—	69	0.1	126	0.1	135	—
Interest expense	(177)	(0.1)	(98)	(0.1)	(389)	(0.2)	(98)	—
Other (expense) income, net	(9)	—	115	0.1	(266)	(0.1)	48	—
Income before income taxes	1,162	1.0	2,940	2.8	2,446	1.0	8,252	3.8
Benefit from income taxes	387	0.3	49,886	47.9	235	0.1	49,871	23.0
Net income	$1,549	1.3%	$52,826	50.7%	$2,681	1.1%	$58,123	26.8%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,347	2.0%	$2,001	1.9%	$4,837	2.0%	$3,540	1.6%
Product development	518	0.4	427	0.4	1,002	0.4	828	0.4
Sales and marketing	558	0.5	429	0.4	979	0.4	713	0.3
General and administrative	1,277	1.1	1,022	1.0	2,530	1.0	1,909	0.9

Gross Profit

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2019	2018	2019	2018	% Change	% Change
	(In thousands)
Net revenue	$118,101	$104,096	$244,715	$216,965	13%	13%
Cost of revenue	105,318	90,915	218,507	187,728	16%	16%
Gross profit	$12,783	$13,181	$26,208	$29,237	(3%)	(10%)

Net Revenue

Net revenue increased $14.0 million, or 13%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Revenue from our financial services client vertical increased by $14.7 million, or 20%, primarily due to our enhanced product set that enabled access to more media and increase in client budgets. Revenue from our education client vertical decreased by $1.7 million, or 10%, primarily due to the loss of a large former education client who entered federal receivership in January 2019. Revenue from our other client vertical increased by $1.0 million, or 7%, primarily due to increased client demand in our home services client vertical.

Net revenue increased $27.8 million, or 13%, for the six months ended December 31, 2019 compared to the six months ended December 31, 2018. Revenue from our financial services client vertical increased $30.2 million, or 20%, for the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to our enhanced product set that enabled access to more media and increase in client budgets. The change in revenue from our financial services client vertical was also driven by increased revenue from our personal loan business, primarily as a result of the acquisition of AmOne in October 2018. Revenue from our education client vertical decreased by $6.7 million, or 17%, for the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to the loss of a large former education client who entered federal receivership in January 2019. Revenue from our other client vertical increased by $4.3 million, or 16%, for the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to increased client demand in our home services client verticals.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $14.4 million, or 16%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, driven by increased media and marketing costs of $11.1 million due to higher revenue volumes, increased personnel costs including stock-based compensation expense of $2.8 million, and increased amortization expense of intangible assets of $0.5 million due to the acquisition of intangible assets. Gross margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 10.8% and 12.7% for the three months ended December 31, 2019 and 2018. The decrease in gross profit margin was attributable to increased media fees and personnel costs as a percentage of revenue.

Cost of revenue increased $30.8 million, or 16%, for the six months ended December 31, 2019 compared to the six months ended December 31, 2018, driven by increased media and marketing costs of $21.9 million due to higher revenue volumes, increased personnel costs including stock-based compensation expense of $7.0 million, and increased amortization expense of intangible assets of $1.7 million due to the acquisition of intangible assets. Gross margin was 10.7% and 13.5% for the six months ended December 31, 2019 and 2018. The decrease in gross profit margin was attributable to increased media fees and personnel costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2019	2018	2019	2018	% Change	% Change
	(In thousands)
Product development	$3,399	$2,995	$6,955	$6,300	13%	10%
Sales and marketing	2,592	2,283	4,955	4,327	14%	15%
General and administrative	5,498	5,049	11,323	10,443	9%	8%
Operating expenses	$11,489	$10,327	$23,233	$21,070	11%	10%

Product Development Expenses

Product development expenses increased by $0.4 million, or 13%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to increased personnel costs including stock-based compensation expense of $0.4 million.

Product development expenses increased by $0.7 million, or 10%, for the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to increased personnel costs including stock-based compensation expense of $0.7 million.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.3 million, or 14%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to increased personnel costs including stock-based compensation expense of $0.3 million.

Sales and marketing expense increased $0.6 million, or 15%, for the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to increased personnel costs including stock-based compensation expense of $0.7 million.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 9%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to increased stock-based compensation expense of 0.3 million.

General and administrative expenses increased $0.9 million, or 8%, for the six months ended December 31, 2019, compared to the six months ended December 31, 2018, primarily due to increased stock-based compensation expense of $0.6 million.

Benefit from Income Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)
Benefit from income taxes	$387	$49,886	$235	$49,871

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

We recorded an immaterial benefit from income taxes for the three and six months ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $76.1 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$19,479	$22,879
Net cash used in investing activities	(2,037)	(23,832)
Net cash used in financing activities	(3,899)	(2,212)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense and changes in working capital components.

Cash provided by operating activities was $19.5 million for the six months ended December 31, 2019, compared to cash flows provided by operating activities of $22.9 million for the six months ended December 31, 2018.

Cash provided by operating activities for the six months ended December 31, 2019 consisted of a net income of $2.7 million, non-cash adjustments of $15.3 million and a net increase in cash from changes in working capital of $1.5 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $9.3 million and depreciation and amortization of $5.7 million. The changes in working capital accounts were primarily attributable to decrease in accounts receivable of $5.9 million, offset by the decreases in accrued liabilities of $2.8 million and accounts payable of $2.6 million. The decrease in accounts receivable was due to the timing of receipts. The decreases in accounts payable and accrued liabilities was due to the timing of payments.

Cash provided by operating activities for the six months ended December 31, 2018 consisted of a net income of $58.1 million and a net increase in cash from changes in working capital of $3.0 million, offset by non-cash adjustments of $38.2 million. The non-cash adjustments primarily consisted of a one-time non-cash benefit of $49.4 million related to our release of the valuation for the majority of our federal and states deferred tax assets, offset by depreciation and amortization of $4.0 million and stock-based compensation expense of $7.0 million. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $7.7 million and an increase in accounts payable of $2.1 million, offset by a decrease in accrued liabilities of $7.7 million. The decrease in accounts receivable was due to the timing of receipts. The increase in accounts payable and decrease in accrued liabilities was due to the timing of payments, including the payment of fiscal year 2018 incentive compensation expense in the first quarter of fiscal year 2019.

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs and acquisitions from time to time.

Cash used in investing activities was $2.0 million for the six months ended December 31, 2019, compared to cash flows used in investing activities of $23.8 million for the six months ended December 31, 2018.

Cash used in investing activities in the six months ended December 31, 2019 was primarily due to capital expenditures and internal software development costs of $2.1 million.

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

Cash used in financing activities was $3.9 million for the six months ended December 31, 2019, compared to cash used in financing activities of $2.2 million for the six months ended December 31, 2018.

Cash used in financing activities in the six months ended December 31, 2019 was due to the payment of withholding taxes related to the release of restricted stock, net of share settlement of $4.2 million and post-closing payments and contingent consideration related to acquisitions of $2.9 million, offset by proceeds from the exercise of stock options of $3.2 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of December 31, 2019:

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating leases (1)	$17,241	$2,359	$9,055	$5,644	$183
Post-closing payment related to acquisitions (2)	13,711	7,688	5,235	788	—
Contingent consideration related to acquisitions (2)	5,008	2,006	2,644	358	—
Total	$35,960	$12,053	$16,934	$6,790	$183

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business and Industry

We are subject to risks and uncertainties related to our previously announced review of our strategic alternatives.

In November 2019, we announced that we had retained a financial advisor to lead a process to review strategic alternatives. There can be no assurances that the review of strategic alternatives will result in a transaction or other outcome. Since announcing the strategic review process, we have incurred, and expect to continue to incur, significant expenses in connection with the strategic review process, and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. While this strategic review is ongoing, we are exposed to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time to the review; potential loss of customers or future sales; and exposure to potential litigation in connection with the review process, no matter what the outcome, or any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. In addition, speculation regarding any developments related to this strategic review and perceived uncertainties related to the future of our business could cause our stock price to fluctuate significantly. There is no finite timetable for completion of the strategic review, and we can provide no assurance that any transaction or other strategic alternative we may pursue will have a positive impact on our results of operations or financial condition.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 18% of our net revenue for the six months ended December 31, 2019. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

As of December 31, 2019, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 10% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of December 31, 2019, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of December 31, 2019, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the second quarter of fiscal year 2020. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

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
Date: February 7, 2020