Form 10-Q
period 2020-03-31
QUINSTREET, INC
filed 2020-05-08
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of common stock outstanding as of May 6, 2020: 51,952,548

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$97,139	$62,522
Receivable, net	73,367	75,628
Prepaid expenses and other assets	8,754	5,228
Total current assets	179,260	143,378
Property and equipment, net	5,748	5,410
Operating lease right-of-use assets	10,113	—
Goodwill	81,179	82,544
Other intangible assets, net	30,185	35,118
Deferred tax assets, noncurrent	48,944	52,149
Other assets, noncurrent	5,083	6,012
Total assets	$360,512	$324,611

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,065	$37,093
Accrued liabilities	41,923	36,878
Deferred revenue	100	761
Other liabilities	8,808	8,967
Total current liabilities	90,896	83,699
Operating lease liabilities, noncurrent	9,758	—
Other liabilities, noncurrent	10,651	18,083
Total liabilities	111,305	101,782
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 51,938,074 and 50,518,460 shares issued and outstanding at March 31, 2020 and June 30, 2019	52	50
Additional paid-in capital	299,427	289,768
Accumulated other comprehensive loss	(249)	(366)
Accumulated deficit	(50,023)	(66,623)
Total stockholders' equity	249,207	222,829
Total liabilities and stockholders' equity	$360,512	$324,611

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenue	$128,663	$116,225	$373,378	$333,190
Cost of revenue (1)	114,210	98,350	332,717	286,078
Gross profit	14,453	17,875	40,661	47,112
Operating expenses: (1)
Product development	3,250	2,864	10,205	9,164
Sales and marketing	2,116	2,019	7,071	6,346
General and administrative	5,076	13,919	16,399	24,362
Operating income (loss)	4,011	(927)	6,986	7,240
Interest income	43	80	169	215
Interest expense	(177)	(96)	(566)	(194)
Other income (expense), net	10,491	(8)	10,225	40
Income (loss) before income taxes	14,368	(951)	16,814	7,301
(Provision for) benefit from income taxes	(449)	1,892	(214)	51,763
Net income	$13,919	$941	$16,600	$59,064
Net income per share:
Basic	$0.27	$0.02	$0.32	$1.20
Diluted	$0.26	$0.02	$0.31	$1.12
Weighted-average shares used in computing net income per share:
Basic	51,807	49,907	51,353	49,349
Diluted	53,439	52,932	53,416	52,681

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$978	$1,621	$5,815	$5,161
Product development	185	319	1,187	1,147
Sales and marketing	152	218	1,131	931
General and administrative	554	792	3,084	2,701

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$13,919	$941	$16,600	$59,064
Other comprehensive income:
Foreign currency translation adjustment	70	—	117	23
Total other comprehensive income	70	—	117	23
Comprehensive income	$13,989	$941	$16,717	$59,087

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	51,636,757	$52	$298,080	$(319)	$(63,942)	$233,871
Issuance of common stock upon exercise of stock options	151,625	—	689	—	—	689
Release of restricted stock, net of share settlement	149,692	—	—	—	—	—
Stock-based compensation expense	—	—	1,884	—	—	1,884
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,226)	—	—	(1,226)
Net income	—	—	—	—	13,919	13,919
Other comprehensive income	—	—	—	70	—	70
Balances at March 31, 2020	51,938,074	$52	$299,427	$(249)	$(50,023)	$249,207

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	49,771,433	$50	$282,493	$(357)	$(70,980)	$211,206
Issuance of common stock upon exercise of stock options	112,683	—	505	—	—	505
Release of restricted stock, net of share settlement	163,525	—	—	—	—	—
Stock-based compensation expense	—	—	2,966	—	—	2,966
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,365)	—	—	(1,365)
Net income	—	—	—	—	941	941
Other comprehensive loss	—	—	—	—	—	—
Balances at March 31, 2019	50,047,641	$50	$284,599	$(357)	$(70,039)	$214,253

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2019	50,518,460	$50	$289,768	$(366)	$(66,623)	$222,829
Issuance of common stock upon exercise of stock options	667,651	1	3,804	—	—	3,805
Release of restricted stock, net of share settlement	751,963	1	(1)	—	—	—
Stock-based compensation expense	—	—	11,269	—	—	11,269
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(5,413)	—	—	(5,413)
Net income	—	—	—	—	16,600	16,600
Other comprehensive income	—	—	—	117	—	117
Balances at March 31, 2020	51,938,074	$52	$299,427	$(249)	$(50,023)	$249,207

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2018	48,146,384	$48	$277,761	$(380)	$(129,103)	$148,326
Issuance of common stock upon exercise of stock options	814,069	1	5,628	—	—	5,629
Release of restricted stock, net of share settlement	1,087,188	1	(1)	—	—	—
Stock-based compensation expense	—	—	9,994	—	—	9,994
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(8,783)	—	—	(8,783)
Net income	—	—	—	—	59,064	59,064
Other comprehensive income	—	—	—	23	—	23
Balances at March 31, 2019	50,047,641	$50	$284,599	$(357)	$(70,039)	$214,253

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$16,600	$59,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,517	6,380
Provision for sales returns and doubtful accounts receivable	179	9,267
Stock-based compensation	11,217	9,940
Non-cash lease expense	463	—
Deferred income taxes	3,258	(52,021)
Gain on divestitures of businesses, net	(10,819)	—
Other adjustments, net	444	430
Changes in assets and liabilities:
Accounts receivable	3,634	(5,559)
Prepaid expenses and other assets	(2,750)	(727)
Accounts payable	3,292	2,520
Accrued liabilities	430	(1,115)
Deferred revenue	205	133
Other liabilities, noncurrent	(35)	1,015
Net cash provided by operating activities	34,635	29,327
Cash Flows from Investing Activities
Capital expenditures	(1,321)	(1,193)
Internal software development costs	(1,675)	(1,727)
Business acquisitions, net	(2,000)	(22,156)
Proceeds from divestitures of businesses, net of cash divested	11,105	—
Other investing activities	25	206
Net cash provided by (used in) investing activities	6,134	(24,870)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	3,830	5,714
Payment of withholding taxes related to release of restricted stock, net of share settlement	(5,413)	(8,783)
Post-closing payments and contingent consideration related to acquisitions	(4,704)	—
Net cash used in financing activities	(6,287)	(3,069)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	135	42
Net increase in cash, cash equivalents and restricted cash	34,617	1,430
Cash, cash equivalents and restricted cash at beginning of period	62,536	65,588
Cash, cash equivalents and restricted cash at end of period	$97,153	$67,018
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$97,139	$67,004
Restricted cash included in other assets, noncurrent	14	14
Total cash, cash equivalents and restricted cash	$97,153	$67,018
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	252	249
Accrued post-closing payments related to AmOne Corp. acquisition (see Note 8)	—	7,514
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	167	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketplace products and technologies. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education and home services. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States and India. The majority of the Company’s operations and revenue are in North America.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2020 and for the three and nine months ended March 31, 2020 and 2019 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC on August 29, 2019. The condensed consolidated balance sheet at June 30, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2020, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income for the three and nine months ended March 31, 2020 and 2019 and condensed consolidated statements of cash flows for the nine months ended March 31, 2020 and 2019. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2020, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to our significant accounting policies as of and for the nine months ended March 31, 2020, except for the accounting policy for leases that was updated as a result of adopting Accounting Standards Update 2016-02—Leases (Topic 842). For more information, refer to “Recently Adopted Accounting Standards” and Note 11, Leases.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Concentrations of Credit Risk

The Company had one client that accounted for 22% and 19% of net revenue for the three and nine months ended March 31, 2020, and 23% of net revenue for both the three and nine months ended March 31, 2019. That same client accounted for 14% and 11% of net accounts receivable as of March 31, 2020 and June 30, 2019. No other clients accounted for 10% or more of net revenue for the three and nine months ended March 31, 2020 or 2019 or 10% or more of net accounts receivable as of March 31, 2020 or June 30, 2019.

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

The Company elected certain transition practical expedients, which allows the Company not to reassess (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date and (iii) initial direct costs for any existing leases as of the adoption date. In addition, the Company has elected not to recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less. See Note 11, Leases, for further information regarding the impact of adoption of the standard on the Company’s condensed consolidated financial statements.

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

3. Revenue

Disaggregation of Revenue

The following table shows the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenue:
Financial Services	$99,508	$86,860	$281,484	$238,636
Education	15,398	14,742	47,327	53,395
Other	13,757	14,623	44,567	41,159
Total net revenue	$128,663	$116,225	$373,378	$333,190

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	March 31,	June 30,
	2020	2019
Deferred revenue	$100	$761
Client deposits	594	661

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the nine months ended March 31, 2020 related to advance consideration received from clients of $6.1 million, offset by revenue recognized of $6.0 million, and derecognition of deferred revenue of $0.9 million upon the divestiture of the business-to-business technology (“B2B”) client vertical. See Note 7, Divestitures, for more information.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$13,919	$941	$16,600	$59,064
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	51,807	49,907	51,353	49,349
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	51,807	49,907	51,353	49,349
Weighted-average effect of dilutive securities:
Stock options	968	1,697	1,148	1,787
Restricted stock units	664	1,328	915	1,545
Weighted-average shares of common stock used in computing diluted net income per share	53,439	52,932	53,416	52,681
Net income per share:
Basic	$0.27	$0.02	$0.32	$1.20
Diluted	$0.26	$0.02	$0.31	$1.12
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive (1)	1,317	117	965	104

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2020				June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,362	$—	$—	$11,362	$11,206	$—	$—	$11,206
Total	$11,362	$—	$—	$11,362	$11,206	$—	$—	$11,206
Liabilities:
Post-closing payments related to acquisitions	$—	$13,852	$—	$13,852	$—	$16,259	$—	$16,259
Contingent consideration related to acquisitions	—	—	3,170	3,170	—	—	5,058	5,058
Total	$—	$13,852	$3,170	$17,022	$—	$16,259	$5,058	$21,317

Reported as:
Cash and cash equivalents				$11,362				$11,206
Other Liabilities:
Current				$8,808				$8,967
Noncurrent				8,214				12,350
Total				$17,022				$21,317

There were no transfers between Level 1 and Level 2 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets and are classified as Level 1 within the fair value hierarchy.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the Company’s acquisitions of AmOne Corp (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”) in fiscal year 2019. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 8, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of estimated future payments related to the Company’s acquisition of CCM and MBT. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue and gross margin that is subject to the contingent consideration payment, a volatility factor applied to net revenue and gross margin based on year-on-year growth in net revenue and gross margin of comparable companies and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. See Note 8, Acquisitions, for further details related to the acquisitions.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Balance at the beginning of period	$5,008	$5,058
Changes in fair value during the period	—	—
Payments made during the period	(1,838)	(1,888)
Balance at the end of period	$3,170	$3,170

6. Prepaid Expenses and Other Assets

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract. As of March 31, 2020, the Company has recorded $1.0 million within prepaid expenses and other assets and $4.5 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. As of June 30, 2019, the Company had recorded $1.0 million within prepaid expenses and other assets and $5.3 million within other assets, noncurrent on the Company’s condensed consolidated balance sheet. Amortization expense was $0.2 million and $0.8 million for both the three and nine months ended March 31, 2020 and 2019.

7. Divestitures

Business-to-Business Technology Client Vertical

On February 14, 2020, as a result of the Company’s decision to narrow its focus to its best performing businesses and market opportunities, the Company entered into an agreement with a third party to sell its B2B client vertical for a purchase price of $12.9 million. The purchase price consisted of $10.0 million in cash consideration and $2.9 million in a secured promissory note, receivable in equal monthly installments over a 12 month period. Upon closing of the transaction, the Company recognized a gain of $12.0 million within other income (expense), net on the Company’s condensed consolidated statements of operations for the three and nine months ended March 31, 2020.

Other

In the third quarter of fiscal year 2020, the Company also completed the divestitures of its wholly owned subsidiaries, QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”), and VEMM, LLC (“VEMM”) along with its interests in Euro-Demand Do Brasil Serviços de Geração de Leads Ltda (“EDB”), for combined cash proceeds of $1.1 million; provided, however, the Company retained a minority equity interest in VEMM. The aggregate impact from these divestitures was not considered material to the Company.

8. Acquisitions

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition of MyBankTracker.com, LLC

On May 14, 2019, the Company completed the purchase of MBT, a leading personal finance website to broaden its customer relationships. In exchange for all the outstanding shares of MBT, the Company paid $4.5 million in cash upon closing (including $1.5 million cash for net assets acquired) and will make a series of future payments following the acquisition date. The $4.0 million post-closing payments are payable in cash in equal semi-annual installments over a two year period, with the first installment payable twelve months following the date of closing. The contingent consideration is calculated semi-annually for the preceding six months beginning on December 31, 2019 and ending on June 30, 2023. In the third quarter of fiscal year 2020, the Company reached an agreement with the seller and paid off the outstanding balance owed with respect to the contingent consideration.

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

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
	(In thousands)	(In thousands)
Net revenue	$116,225	$339,680
Net income	941	60,320

The pro forma financial information for the nine months ended March 31, 2019 included the elimination of $192 thousand of nonrecurring acquisition costs incurred by the Company that are directly related to the acquisition.

9. Goodwill and Intangible Assets, Net

Goodwill

The change in the carrying amount of goodwill for the nine months ended March 31, 2020 was as follows (in thousands):

Goodwill
Balance at June 30, 2019	$82,544
Goodwill acquired (1)	1,100
Goodwill disposed (2)	(2,465)
Balance at March 31, 2020	$81,179

(1)	Represents goodwill acquired associated with an insignificant business acquisition completed in January 2020.
(2)	Represents goodwill disposed associated with the business divestitures completed in the third quarter of fiscal year 2020. See Note 7, Divestitures, for more information.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2020			June 30, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$62,429	$(35,894)	$26,535	$70,300	$(40,663)	$29,637
Content	57,186	(57,186)	—	60,964	(60,940)	24
Website/trade/domain names	23,888	(21,308)	2,580	33,546	(30,218)	3,328
Acquired technology and others	27,965	(26,895)	1,070	39,400	(37,271)	2,129
Total	$171,468	$(141,283)	$30,185	$204,210	$(169,092)	$35,118

Amortization of intangible assets was $1.9 million and $5.8 million for the three and nine months ended March 31, 2020 and $1.6 million and $3.8 million for the three and nine months ended March 31, 2019.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of March 31, 2020 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2020 (remaining three months)	$2,007
2021	6,623
2022	5,519
2023	4,923
2024	3,986
Thereafter	7,127
Total	$30,185

10. Income Taxes

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s consolidated financial statements.

Additionally, the Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. At the end of fiscal year 2014, the Company recorded a valuation allowance against the majority of the Company’s deferred tax assets. In fiscal year 2019, due to the preponderance of positive evidence, including the Company’s cumulative profit before taxes and future forecasts of continued profitability in the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed. Accordingly, the Company released the valuation allowance for the majority of its federal and state deferred tax assets. The Company continues to maintain a valuation allowance related to its deferred tax assets for its foreign entities and California research and development tax credits. As of March 31, 2020, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision.

The Company recorded a provision for income taxes of $0.4 million and $0.2 million for the three and nine months ended March 31, 2020. The Company recorded a net benefit from income taxes of $1.9 million and $51.8 million for the three and nine months ended March 31, 2019, primarily related to the release of the valuation allowance for the majority of its federal and states deferred tax assets of $49.4 million.

11. Leases

The Company has operating leases primarily for its office facilities. The leases expire at various dates through fiscal year 2025, some of which include options to renew, with renewal terms of up to 5 years. The Company does not include any renewal options in the lease terms for calculating lease liability, as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain that it will exercise these renewal options at the time of the lease commencement.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease expense	$981	$2,984
Short-term lease expense	275	831
Variable lease expense (1)	126	416
Total lease expense	$1,382	$4,231

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Variable lease expense for the three and nine months ended March 31, 2020 primarily included common area maintenance charges.

Rent expense was $0.9 million and $2.9 million during the three and nine months ended March 31, 2019, which was recognized using the straight-line method over the term of a lease in accordance with legacy guidance.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

Nine Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,513

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$476

Weighted average remaining lease term - operating leases	3.4 years
Weighted average discount rate - operating leases	4.5%

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

Maturities of operating lease liabilities as of March 31, 2020 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2020 (remaining three months)	$1,163
2021	4,512
2022	4,342
2023	3,905
2024	1,813
Thereafter	31
Total minimum lease payments	$15,766
Less imputed interest	(1,662)
Present value of net minimum lease payments	$14,104
Operating lease liabilities:
Current	4,346
Noncurrent	9,758
Total	$14,104

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.5 million as of March 31, 2020, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual minimum lease payments under noncancellable operating leases as of June 30, 2019 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2020	$3,529
2021	4,263
2022	4,234
2023	3,801
2024	1,312
Thereafter	176
Total	$17,315

12. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2020 and June 30, 2019.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2020 and June 30, 2019.

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

13. Stockholders’ Equity

Stock Repurchases

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. There were no repurchases made during fiscal year 2019 and the three and nine months ended March 31, 2020. As of March 31, 2020, the number of shares that remains available for repurchase is 903,636 shares.

The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Stock Benefit Plans

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

As of March 31, 2020, 23,390,511 shares were reserved and 16,155,135 shares were available for issuance under the 2010 Incentive Plan; 4,333,939 shares were reserved and 2,174,211 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three and nine months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Expected term (in years)	3.5	4.4	4.3	4.3
Expected volatility	59%	56%	58%	55%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.5%	2.5%	1.5%	2.7%
Grant date fair value	$6.58	$8.23	$5.44	$7.32

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

15. Segment Information

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net revenue:
United States	$125,068	$113,618	$363,485	$326,653
International	3,595	2,607	9,893	6,537
Total net revenue	$128,663	$116,225	$373,378	$333,190

	March 31,	June 30,
	2020	2019
Property and equipment, net:
United States	$5,576	$5,149
International	172	261
Total property and equipment, net	$5,748	$5,410

	March 31,	June 30,
	2020	2019
Other intangible assets, net:
United States	$30,183	$35,044
International	2	74
Total other intangible assets, net	$30,185	$35,118

16. Subsequent Events

On April 30, 2020, the Company entered into an agreement with a third party to sell the assets of its mortgage business for a purchase price of $3.3 million. As of March 31, 2020, the carrying values of these assets were not considered material to be separately reported as held for sale on the consolidated balance sheets.

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

Management Overview

We are a leader in performance marketplace products and technologies. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education and home services. Our clients include some of the world’s largest companies and brands in those markets. The majority of our operations and revenue are in North America.

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

Our financial services client vertical represented 77% and 75% of net revenue for the three and nine months ended March 31, 2020 and 75% and 72% of net revenue for the three and nine months ended March 31, 2019. Our education client vertical represented 12% and 13% of net revenue for the three and nine months ended March 31, 2020 and 13% and 16% of net revenue for the three and nine months ended March 31, 2019. Our other client verticals, consisting of home services and business-to-business technology, represented 11% and 12% of net revenue for the three and nine months ended March 31, 2020 and 12% of net revenue for both the three and nine months ended March 31, 2019. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 22% and 19% of our net revenue for the three and nine months ended March 31, 2020, and 23% of our net revenue for both the three and nine months ended March 31, 2019. No other client accounted for 10% or more of our net revenue for the three and nine months ended March 31, 2020 and 2019.

Trends Affecting our Business

COVID-19

In the third quarter of fiscal year 2020, we were impacted by COVID-19 related reductions in marketing and advertising spending as well as drops in media availability or performance. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including but potentially not limited to the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our services on an ongoing basis. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

Our education client vertical has been significantly challenged by regulations and enforcement activity affecting U.S. for-profit education institutions over the past several years. For example, in July 2015, the Federal Trade Commission initiated an investigation of a publicly traded U.S. for-profit education client with respect to its recruiting and enrollment practices. These and other similar regulatory and enforcement activities have affected and are expected to continue to affect our clients’ businesses and marketing practices, which have, and may continue to, result in a decrease in these clients’ spending with us and other vendors and fluctuations in the volume and mix of our business with these clients. To offset the impact these regulatory and investigative activities have had on the U.S. for-profit education clients, we have broadened our product set from our traditional lead business with the addition of better qualified clicks, leads, inquiries, calls, applications, and customers; we believe these new enhanced products better match U.S. for-profit education client needs in the current regulatory environment. We have also broadened our markets in education to include not-for-profit schools. Moreover, we have entered into strategic partnerships and acquisitions to increase and diversify our access to quality media and client budgets.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions in fiscal year 2019. We have no borrowing agreements outstanding as of March 31, 2020; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, impairment of investment and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	(In thousands)				(In thousands)
Net revenue	$128,663	100.0%	$116,225	100.0%	$373,378	100.0%	$333,190	100.0%
Cost of revenue (1)	114,210	88.8	98,350	84.6	332,717	89.1	286,078	85.9
Gross profit	14,453	11.2	17,875	15.4	40,661	10.9	47,112	14.1
Operating expenses: (1)
Product development	3,250	2.5	2,864	2.5	10,205	2.7	9,164	2.7
Sales and marketing	2,116	1.7	2,019	1.7	7,071	1.9	6,346	1.9
General and administrative	5,076	3.9	13,919	12.0	16,399	4.4	24,362	7.3
Operating income (loss)	4,011	3.1	(927)	(0.8)	6,986	1.9	7,240	2.2
Interest income	43	—	80	0.1	169	0.1	215	0.1
Interest expense	(177)	(0.1)	(96)	(0.1)	(566)	(0.2)	(194)	(0.1)
Other income (expense), net	10,491	8.2	(8)	—	10,225	2.7	40	—
Income (loss) before income taxes	14,368	11.2	(951)	(0.8)	16,814	4.5	7,301	2.2
(Provision for) benefit from income taxes	(449)	(0.3)	1,892	1.6	(214)	(0.1)	51,763	15.5
Net income	$13,919	10.9%	$941	0.8%	$16,600	4.4%	$59,064	17.7%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$978	0.8%	$1,621	1.4%	$5,815	1.6%	$5,161	1.5%
Product development	185	0.1	319	0.3	1,187	0.3	1,147	0.3
Sales and marketing	152	0.1	218	0.2	1,131	0.3	931	0.3
General and administrative	554	0.4	792	0.7	3,084	0.8	2,701	0.8

Gross Profit

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2020	2019	2020	2019	% Change	% Change
	(In thousands)
Net revenue	$128,663	$116,225	$373,378	$333,190	11%	12%
Cost of revenue	114,210	98,350	332,717	286,078	16%	16%
Gross profit	$14,453	$17,875	$40,661	$47,112	(19%)	(14%)

Net Revenue

Net revenue increased $12.4 million, or 11%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Revenue from our financial services client vertical increased by $12.6 million, or 15%, primarily due to our enhanced product set that enabled access to more media and an increase in client budgets. Revenue from our education client vertical increased by $0.7 million, or 4%, primarily due to increased client spending. Revenue from our other client vertical decreased by $0.9 million, or 6%, primarily due to a decrease of $1.8 million as a result of the divestiture of the B2B client vertical in February 2020, offset by an increase of $0.9 million due to increased client demand in our home services client vertical.

Net revenue increased $40.2 million, or 12%, for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019. Revenue from our financial services client vertical increased $42.8 million, or 18%, for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to our enhanced product set that enabled access to more media and an increase in client budgets. The change in revenue was also driven by increased revenue from our personal loan business, primarily as a result of the acquisition of AmOne in October 2018. Revenue from our education client vertical decreased by $6.1 million, or 11%, for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to the loss of a large former education client who entered federal receivership in January 2019. Revenue from our other client vertical increased by $3.4 million, or 8%, for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to an increase of $6.4 million in our home services client vertical attributable to increased client demand, offset by a decrease of $3.0 million as a result of the divestiture of the B2B client vertical in February 2020.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $15.9 million, or 16%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, driven by increased media and marketing costs of $14.2 million due to higher revenue volumes, increased personnel costs of $1.8 million, and increased amortization expense of intangible assets of $0.5 million due to the acquisition of intangible assets. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 11% and 15% for the three months ended March 31, 2020 and 2019. The decrease in gross profit margin was attributable to increased media fees and personnel costs as a percentage of revenue.

Cost of revenue increased $46.6 million, or 16%, for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, driven by increased media and marketing costs of $36.0 million due to higher revenue volumes, increased personnel costs including stock-based compensation expense of $8.0 million, and increased amortization expense of intangible assets of $2.1 million due to the acquisition of intangible assets. Gross margin was 11% and 14% for the nine months ended March 31, 2020 and 2019. The decrease in gross profit margin was attributable to increased media fees and personnel costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2020	2019	2020	2019	% Change	% Change
	(In thousands)
Product development	$3,250	$2,864	$10,205	$9,164	13%	11%
Sales and marketing	2,116	2,019	7,071	6,346	5%	11%
General and administrative	5,076	13,919	16,399	24,362	(64%)	(33%)
Operating expenses	$10,442	$18,802	$33,675	$39,872	(44%)	(16%)

Product Development Expenses

Product development expenses increased by $0.4 million, or 13%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to increased personnel costs of $0.4 million.

Product development expenses increased by $1.0 million, or 11%, for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to increased personnel costs including stock-based compensation expense of $1.0 million.

Sales and Marketing Expenses

Sales and marketing expenses remained flat for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Sales and marketing expense increased $0.7 million, or 11%, for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to increased personnel costs including stock-based compensation expense of $0.8 million.

General and Administrative Expenses

General and administrative expenses decreased $8.8 million, or 64%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an $8.7 million bad debt expense related to a large former education client recorded in the third quarter of fiscal year 2019.

General and administrative expenses decreased $8.0 million, or 33%, for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019, primarily due to an $8.7 million bad debt expense related to a large former education client recorded in the third quarter of fiscal year 2019, offset by increased personnel costs including stock-based compensation expense of $0.8 million.

(Provision for) Benefit from Income Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In thousands)
(Provision for) benefit from income taxes	$(449)	$1,892	$(214)	$51,763

We recorded a valuation allowance against the majority of our deferred tax assets at the end of fiscal year 2014. In the second quarter of fiscal year 2019, due to the preponderance of positive evidence, including our cumulative profit before taxes and future forecasts of continued profitability in the United States, we determined that sufficient positive evidence existed to conclude that substantially all of our valuation allowance was no longer needed. Accordingly, we recorded a one-time non-cash benefit from income taxes of $49.4 million related to the release of the valuation allowance for the majority of our federal and states deferred tax assets. We recorded a net benefit from income taxes of $1.9 million for the three months ended March 31, 2019 primarily due to the income tax accounting treatment in interim periods for the impacts of the release of the valuation allowance for most of the United States federal and all states deferred tax assets with the exception of California research and development tax credits. As of March 31, 2020, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable.

We recorded a provision for income taxes of $0.4 million and $0.2 million for the three and nine months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $97.1 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$34,635	$29,327
Net cash provided by (used in) investing activities	6,134	(24,870)
Net cash used in financing activities	(6,287)	(3,069)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense, gains and losses on divestitures of businesses, and changes in working capital components.

Cash provided by operating activities was $34.6 million for the nine months ended March 31, 2020, compared to cash flows provided by operating activities of $29.3 million for the nine months ended March 31, 2019.

Cash provided by operating activities for the nine months ended March 31, 2020 consisted of a net income of $16.6 million, non-cash adjustments of $13.3 million and a net increase in cash from changes in working capital of $4.8 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $11.2 million and depreciation and amortization of $8.5 million, offset by a net disposition gain of $10.8 million recognized from the business divestitures completed in the third quarter of fiscal year 2020. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $3.6 million and an increase in accounts payable of $3.3 million, offset by an increase in prepaid expenses and other assets of $2.8 million. The decrease in accounts receivable was due to the timing of receipts. The increase in accounts payable was due to the timing of payments. The increase in prepaid expenses and other assets was primarily attributable to an expected tax refund of $3.1 million to be received from the California Franchise Tax Board, based on a settlement reached in the third quarter of fiscal year 2020.

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

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, acquisitions from time to time, and business divestitures.

Cash provided by investing activities was $6.1 million for the nine months ended March 31, 2020, compared to cash flows used in investing activities of $24.9 million for the nine months ended March 31, 2019.

Cash provided by investing activities in the nine months ended March 31, 2020 was primarily due to $11.4 million cash received from the business divestitures completed in the third quarter of fiscal year 2020, net of cash divested of $0.3 million, offset by capital expenditures and internal software development costs of $3.0 million, and a cash payment of $2.0 million associated with an insignificant business acquisition completed in January 2020.

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

Cash used in financing activities was $6.3 million for the nine months ended March 31, 2020, compared to cash used in financing activities of $3.1 million for the nine months ended March 31, 2019.

Cash used in financing activities in the nine months ended March 31, 2020 was due to the payment of withholding taxes related to the release of restricted stock, net of share settlement of $5.4 million and post-closing payments and contingent consideration related to acquisitions of $4.7 million, offset by proceeds from the exercise of stock options of $3.8 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of March 31, 2020:

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating leases (1)	$16,237	$1,410	$9,078	$5,718	$31
Post-closing payment related to acquisitions (2)	13,852	7,786	5,303	763	—
Contingent consideration related to acquisitions (2)	3,170	1,022	1,940	208	—
Total	$33,259	$10,218	$16,321	$6,689	$31

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

(2)

In accordance with the terms of the acquisitions during fiscal year 2019, we are required to make post-closing payments and contingent consideration payments. See Note 8, Acquisitions, to our condensed consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our acquisitions in fiscal year 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business and Industry

We face risks and uncertainties related to a novel strain of the coronavirus (COVID-19), which could significantly disrupt our operations and which could have a material adverse impact on our business, financial condition, operating results and cash flows. These risks and uncertainties could pertain to other viruses, pandemics or other such unforeseen and broadbased public health crises.

Our business has been and may continue to be adversely impacted by the effects of COVID-19. In addition to negative macroeconomic effects on business and consumer demand, the COVID-19 outbreak and any other related adverse public health developments may cause declines in revenue and margin, and disruption to our business operations. The businesses of our clients and third-party media publishers (including strategic partners) have been negatively affected and may continue to be disrupted by reduced demand, declines in consumer credit, increased default rates, absenteeism, quarantines and restrictions on employees’ ability to work, office closures and travel or health-related restrictions. Depending on the magnitude and duration of any disruption’s effect on client spending and/or the availability of quality media from third-party publishers including strategic partners, our business, financial condition, operating results and cash flows could be adversely affected.

In addition, COVID-19 or other disease outbreaks will in the short-run, and may over the longer term, adversely affect the economies and financial markets within many countries, including in the United States, resulting in an economic downturn that could negatively affect marketing and advertising spend by our clients or on media availability or performance. For example, certain companies that operate in the consumer credit industries such as credit cards and personal loans have tightened their lending criteria, and certain companies that operate in the home services industry have seen certain lines of their products and services impacted by social distancing measures. Such effects of COVID-19, and other similar effects, could result in reduced marketing and advertising spend or drops in media availability or performance, which could have a material adverse effect on our business, financial condition, operating results and cash flows. There can be no assurance that any decrease in revenue or margin resulting from COVID-19 will be offset by increased revenue or margin in subsequent periods or that our business, financial condition, operating results and cash flows will remain consistent with pre-pandemic expectations and/or performances.

Furthermore, we may experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our sales and marketing activities and our ability to design, develop or deliver our products and services in a timely manner or meet customer commitments, which could have a material adverse impact on our business, financial condition, operating results and cash flows.

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business, financial condition, operating results and cash flows, it may also have the effect of heightening or exacerbating many of the other risks described in these risk factors, such as those relating to our previously announced review of our strategic alternatives, a reduction in online marketing spend by our clients, a loss of clients or lower advertising yields, our dependence on third-party publishers including strategic partners, risks with respect to counterparties, annual and quarterly fluctuations in our results of operations, the impact of interest rate volatility on our visitor traffic, seasonal fluctuations, our ability to collect our receivables from our clients and risks relating to our ability to raise additional capital when and as needed.

Given that the magnitude and duration of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other pandemics and the imposition of related public health measures and travel and business restrictions could have a material adverse impact on our business, financial condition, operating results and cash flows.

We are subject to risks and uncertainties related to our previously announced review of our strategic alternatives.

In November 2019, we announced that we had retained a financial advisor to lead a process to review strategic alternatives. There can be no assurances that the review of strategic alternatives will result in a transaction or other outcome. Since announcing the strategic review process, we have incurred, and expect to continue to incur, significant expenses in connection with the strategic review process, and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. While this strategic review is ongoing, we are exposed to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time to the review; potential loss of customers or future sales; exposure to macroeconomic conditions; and exposure to potential litigation in connection with the review process, no matter what the outcome, or any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. In addition, speculation regarding any developments related to this strategic review and perceived uncertainties related to the future of our business could cause our stock price to fluctuate significantly. There is no finite timetable for completion of the strategic review, and we can provide no assurance that any transaction or other strategic alternative we may pursue will have a positive impact on our results of operations or financial condition.

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

Adverse macroeconomic conditions could cause decreases or delays in spending by our clients and could harm our ability to generate revenue and our results of operations. Moreover, to date, we have generated a large majority of our revenue from clients in our financial services and education client verticals. Changes in the macroeconomic conditions including any economic downturn in general, or market conditions and the regulatory environment in these two highly-regulated client verticals in particular have in the past negatively impacted, and may continue to negatively impact, our clients’ businesses, marketing practices and budgets and, therefore, impact our business, financial condition, operating results and cash flows.

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services, education and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain. Keeping our business in compliance with or bringing our business into compliance with new laws, therefore, may be costly, affect our revenue and harm our financial results. We believe increased regulation may continue to occur in the area of data privacy, and laws and regulations applying to the solicitation, collection, retention, deletion and processing, sharing or use of personally identifiable information. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) that took effect on January 1, 2020. CCPA applies to our business and marketing activities. Among other things, CCPA requires covered businesses to provide new disclosures to California consumers about their data collection, use and sharing practices and with limited business exceptions, CCPA affords such consumers new rights to request deletion of data collected about them as well as to opt-out of certain data sharing practices. Further, foreign laws and regulations such as the General Data Protection Regulation (“GDPR”), which became effective in May 2018, may apply to our business and marketing activities that are offered to European Union users. The GDPR created a range of new compliance obligations and penalties for non-compliance are significant. The foregoing could affect our ability to use and share data and may result in expenditures to ensure our ability to store, use, process and share data in accordance with applicable laws and regulations. Violations or alleged violations of laws by us, our third-party publishers or our clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

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

For example, in January 2014, the Department of Education initiated an investigation of a then U.S. publicly traded former for-profit education client with respect to its enrollment activities and job placement, among other things, and in July 2014, the Department of Education signed an agreement with that same education provider requiring it to wind down or sell its campuses.

Similarly, in July 2015, the Federal Trade Commission initiated an investigation of another then U.S. publicly traded former for-profit education client with respect to its recruiting and enrollment practices, and in January 2016, the Federal Trade Commission filed a lawsuit against a different then U.S. publicly-traded former for-profit education client with respect to its advertising practices. In September 2016, the Department of Education took action which resulted in the closure of another large for-profit education provider. In January 2019, a U.S. publicly traded for-profit education client entered into agreements with attorneys general from 48 states and the District of Columbia thereby bringing closure to a five-year investigation. A large former not-for-profit education client also entered federal receivership in January 2019. These legal proceedings may delay payment of amounts owed to us or result in us receiving less than the amounts owed. Moreover, the Department of Education, the Consumer Finance Protection Bureau, the Federal Trade Commission and several state attorneys general currently have open investigations with several other post-secondary educational institutions. Regulatory decisions may also adversely impact our education clients indirectly. For example, in October 2016, the Department of Education published its final defense to repayment rule, which streamlines and liberalizes a procedure whereby students may have their federal loans forgiven. And, in December 2017, the Department of Education announced a new tiered system approach to determine loan forgiveness. This may streamline the government’s review of students’ requests to have their loans forgiven, which may in turn involve claims by the government against education providers. In connection with these or other investigations of our clients’ marketing practices, regulatory authorities may also make requests to us for information, which requests may consume substantial time and resources and result in a negative effect on our operating results. These and other similar regulatory and enforcement activities have affected, and are expected to continue to affect, our clients’ businesses and marketing practices, which have resulted in, and may continue to result in, a decrease in these clients’ spending with us and fluctuations in the volume and mix of our business with these clients. This may be the case notwithstanding the fact that we are not a target of these regulatory investigations or inquiries and the fact that our marketing practices consist largely of utilizing client-provided or client-approved online marketing materials subject to client advertising guidelines.

In addition, changes in, or new interpretations of, applicable laws, regulations, standards or policies applicable to these clients could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these clients and negatively impact our financial results. For example, in September 2017, the Department of Education approved conversion of two for-profit post-secondary education institutions to operate as non-profit post-secondary education institutions. These types of conversions may not be successful, may subject the institutions to adverse publicity, which could reduce these clients’ business with us and adversely impact our business.

Finally, although we are not a higher education institution, we are sometimes required to comply with education laws and regulations as a result of our role as a vendor to higher education institutions, either directly or indirectly through our contractual arrangements with clients. Failure to comply with education laws and regulations to which we are subject could result in breach of contract and indemnification claims against us, subject us to regulatory sanctions and could cause damage to our reputation and impair our business.

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

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. For example, macroeconomic conditions such as an economic downturn or public health crises such as the COVID-19 outbreak may impact our clients’ marketing spend in the short- and long-term. If any of our clients decided not to continue to place marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 19% of our net revenue for the nine months ended March 31, 2020. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

In addition, reductions in business by one or more significant clients has in the past triggered, and may in the future trigger, price reductions for other clients whose prices for certain products are determined in whole or in part by client bidding or competition which may reduce our ability to monetize media, further decreasing revenue. Any such future price or volume reductions, or drop in media monetization, could result in lower revenue or margin which could have a material adverse effect on our business, financial condition, operating results and cash flows. We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of any one of these clients, or a material reduction in their marketing spending with us, could decrease our revenue and harm our business.

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

We have entered into, and expect to enter into in the future, various contracts, including contracts with clients, third-party publishers and strategic partners, that subject us to counterparty risks. The ability and willingness of our counterparties to perform their obligations under any contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions including any economic downturn, public health crises including the COVID-19 outbreak, specific industry vertical conditions, and the overall financial condition of the counterparty. As a result, clients, third-party publishers or strategic partners may seek to renegotiate the terms of their existing agreements with us, terminate their agreements with us for convenience (where permitted) or avoid performing their obligations under those agreements. Should a counterparty fail to honor its contractual obligations with us or terminate its agreements with us for convenience (where permitted), we could sustain significant losses or write-offs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry, and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, the COVID-19 outbreak will in the short-run, and may over the longer term, make our results of operations difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

Visitor traffic to our online platforms in our financial services client vertical can increase or decrease with interest rate movements. A decline in interest rates may lead to reduced client demand for media, as there are more consumers in the marketplace seeking financing and, accordingly, clients may receive more organic media volume. Similarly, an increase in interest rates may lead to reduced client demand for media as higher interest rate payments may deter consumers in the marketplace from seeking financing. Further, the credit risks for our financial services client vertical may vary depending on if the loans are secured or unsecured obligations. For example, personal loans are unsecured obligations and generally carry shorter terms and smaller loan amounts than mortgages, and thus they generally are riskier assets for lenders than mortgages or other secured loans. Federal Reserve Board actions, regulations restricting the amount of interest and fees that may be charged to consumers and general market conditions affecting access to credit could also cause significant visitor fluctuations and have a material and adverse effect on our business.

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

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit, and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such that electronic or physical computer break-ins, cyber-attacks, malware, viruses, fraud, employee error, and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

Many people are using mobile devices to access the Internet. If we fail to optimize our websites for mobile access with respect to user interfaces, we may not remain competitive and could lose clients or visitors to our websites.

The number of people who access the Internet through mobile devices such as smart phones and tablets has increased dramatically in the past several years, and we expect the trend to continue. Our online marketing services and content were originally designed for desktop or laptop computers. The shift from desktop or laptop computers to mobile devices could potentially deteriorate the user experience for visitors to our websites and may make it more difficult for visitors to respond to our offerings. For example, a user’s experience on a mobile device with respect to user interfaces such as an online marketing website and content originally designed for desktop or laptop computers will be suboptimal unless such website and content are designed to accommodate and improve mobile access to ensure a positive user experience. It also requires us to develop new product offerings specifically designed for mobile devices, such as social media advertising opportunities. If we fail to optimize our websites cost effectively and improve the monetization capabilities of our mobile marketing services, we may not remain competitive, which may negatively affect our business and results of operations.

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

We expect to obtain payment from our clients for work performed and maintain an allowance against receivables for potential losses on client accounts. Actual losses on client receivables could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. We may not accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as any evolving industry standards, economic downturns, changing regulatory conditions, and changing visitor and client demands, could also result in financial difficulties for our clients, including insolvency or bankruptcy. As a result, this could cause clients to delay payments to us, request modifications to their payment arrangements that could extend the timing of cash receipts, or default on their payment obligations to us. For example, in the third quarter of fiscal year 2019, we recorded a one-time charge of $8.7 million for bad debt expense related to a large former education client, which arose in part due to the U.S. Department of Education placing restrictions on one of its for-profit school from Title IV programs. If we experience an increase in the time to bill and collect for our services, our results of operations and cash flows could be adversely affected.

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

Our business is dependent on attracting a large number of visitors to our owned and operated and our third-party publishers’ websites and providing clicks, leads, inquiries, calls, applications, and customers to our clients, which depends in part on our reputation within the industry and with our clients. Certain other companies within our industry have in the past engaged in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and may therefore harm the reputation of all participants in our industry, including us.

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

If we do not effectively manage any future growth or if we are not able to scale our products or upgrade our technology or network hosting infrastructure quickly enough to meet our clients’ needs, our operating performance will suffer and we may lose clients.

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. For example, we acquired MBT in May 2019, CCM in April 2019, and AmOne in October 2018. Any of our future acquisitions, investments or divestitures could be material to our financial condition and results of operations. We may evaluate and enter into discussions regarding a wide array of potential strategic transactions as well as divestitures. For example, in the third quarter of fiscal year 2020, we divested our B2B client vertical as well as our businesses in Brazil consisting of QSB and VEMM along with its interests in EDB. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating challenges, risks and expenditures, including that the acquisitions do not advance our corporate strategy, that we get an unsatisfactory return on our investments, that the acquisitions may distract management from our other businesses, or that we may have difficulty (i) integrating an acquired company’s accounting, financial reporting, management information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; (ii) integrating the controls, procedures and policies at companies we acquire appropriate for a public company; and (ii) transitioning the acquired company’s operations, users and customers onto our existing platforms. The success of these acquisitions will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these acquisitions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefit may ultimately be smaller than we expected. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement with MBT, we are required to pay $4.0 million in post-closing payments and an estimated earn-out of $1.5 million of which the earn-out was paid off in the third quarter of fiscal year 2020. Under our acquisition agreement with CCM, we are required to pay $7.5 million in post-closing payments and an estimated earn-out of $3.6 million. Under our acquisition agreement with AmOne, we are required to pay $8.0 million in post-closing payments. Also, the anticipated benefit of many of our acquisitions, including anticipated synergies, may not materialize. In connection with a disposition of assets or a business, we may agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

Furthermore, advertising spend on the Internet, similar to traditional media, tends to be cyclical and discretionary as a result of factors beyond our control, including budgetary constraints and buying patterns of clients, as well as economic conditions affecting the Internet and media industry. For example, weather and other events have in the past led to short-term increases in insurance industry client loss ratios and damage or interruption in our clients’ operations, either of which can lead to decreased client spend on online performance marketing. In addition, inherent industry specific risks (e.g., Insurance industry loss ratios and cutbacks) and poor macroeconomic conditions as well as other short-term events could decrease our clients’ advertising spending and thereby have a material adverse effect on our business, financial condition, operating results and cash flows.

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

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and other factors such as:

•	our ability to grow our revenues and adjusted EBITDA margin and to manage any such growth effectively;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements about our revenue, earnings or other financial results, including outlook, that are not in line with analyst expectations;

•	geopolitical and predominantly domestic as well as potentially international economic conditions in addition to public health crises such as the COVID-19 outbreak;
•	our ability to find, develop or retain high quality targeted media on a cost effective basis;
•	relatively low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;
•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;
•	stock repurchase programs;
•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;
•	fluctuations in the stock price and operating results of our competitors or perceived competitors that operate in our industries;
•	our commencement of, involvement in, or a perceived threat of litigation or regulatory enforcement action; and
•	negative publicity about us, our industry, our clients or our clients’ industries.

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

As of March 31, 2020, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 9% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of March 31, 2020, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of March 31, 2020, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the third quarter of fiscal year 2020. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

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
Date: May 8, 2020