Form 10-K
period 2020-06-30
QUINSTREET, INC
filed 2020-08-28
CIK 1117297

K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

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

As of December 31, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the Nasdaq Global Select Market on such date, was $716,784,346. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 24, 2020: 52,659,296

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2020 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

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
•

changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of the recent COVID-19 pandemic;

•

the impact of the COVID-19 pandemic on us, our third-party publishers’, and our clients’ businesses, the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic and financial market effects of the pandemic, and the pace of the economic and financial market recovery;

•	changes in the regulatory enforcement or legislative environment;
•	our dependence on the availability and affordability of quality media from third-party publishers and strategic partners;
•	our dependence on Internet search companies to attract Internet visitors;
•	our ability to accurately forecast our results of operations and appropriately plan our expenses;
•	our ability to compete in our industry;
•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;
•	our ability to continually optimize our websites to allow Internet visitors to access our websites through mobile devices;
•	our ability to develop new services, enhancements and features to meet new demands from our clients;
•

our ability to successfully complete acquisitions, divestitures and other business development transactions; and our ability to enter into, and manage the relationship and risks associated with, strategic partnerships; and

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

Our Company

We are a leader in performance marketplace products and technologies. Our approach to proprietary performance marketing technologies allows clients to engage high intent digital media or traffic from a wide range of device types (e.g., mobile, desktop, tablet), in multiple formats or types of media (e.g., search engines, large and small media properties or websites, email), and in a wide range of cost-per-action, or CPA, forms. These forms of contact are the primary “products” we sell to our clients, and include qualified clicks, leads, inquiries, calls, applications and customers. We specialize in customer acquisition for clients in high value, information-intensive markets, or “verticals,” including financial services, education, and home services. Our clients include some of the world’s largest companies and brands in those markets. The majority of our operations and revenue are in North America.

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

Our proprietary technologies have been developed over the past 21 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

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

Our Business Model

We deliver measurable and cost-effective marketing results to our clients, typically in the form of a qualified click, lead, inquiry, call, application, or customer. Clicks, leads, inquiries, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are paid typically by clients when we deliver qualified clicks, leads, inquiries, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver clicks, leads, inquiries, calls, applications, and customers to our clients, generally we:

•

own or access targeted media through business arrangements (e.g., revenue sharing arrangements with online publisher partners, large and small) or by purchasing media (e.g., clicks from major search engines);

•

run advertisements or other forms of marketing messages and programs in that media that result in consumer or visitor responses, typically in the form of clicks (by a consumer to further qualification or matching steps, or to online client applications or offerings), leads or inquiries (e.g., consumer contact information), calls (from a consumer or to a consumer by our owned and operated or contracted call centers or by that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., funded personal loans); and

•

continuously seek to display clients and client offerings to visitors or consumers that result in the maximum number of consumers finding solutions that can meet their needs and to which they will take action to respond, resulting in media buying efficiency (e.g., by segmenting media or traffic so that the most appropriate clients or client offerings can be displayed or “matched” to each segment based on fit, response rates or conversion rates);

•

through technology and analytics, seek to optimize combination of objectives to satisfy the maximum number of shopping or researching visitors or consumers, deliver on client marketing objectives, effectively compete for online media, and generate a sound financial outcome for us.

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

Clients

In fiscal years 2020, 2019 and 2018, we had one client, The Progressive Corporation, that accounted for 21%, 22% and 23% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2020, 2019 and 2018. Our top 20 clients accounted for 55%, 54% and 57% of net revenue in fiscal years 2020, 2019 and 2018. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party publishers, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2020, 2019 and 2018, we spent $14.2 million, $12.3 million and $13.8 million on product development.

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

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one client vertical. Examples include LendingTree in the financial services client vertical and EducationDynamics, LLC in the education client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo! and Microsoft.

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

Employees

As of June 30, 2020, we had 592 employees, which consisted of 163 employees in product development, 26 in sales and marketing, 42 in general and administration and 361 in operations. None of our employees are represented by a labor union.

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

Risks Related to Our Business and Industry

We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and which could have a material adverse impact on our business, financial condition, operating results and cash flows. These risks and uncertainties could pertain to other viruses, pandemics or other such unforeseen and broadbased public health crises.

Our business has been and may continue to be adversely impacted by the effects of COVID-19. In addition to negative macroeconomic effects on our business, decreased consumer demand for certain lines of products offered by our clients, and reduced client budgets, the COVID-19 pandemic and any other related adverse public health developments have caused and may further cause declines in revenue and margin, and disruption to our business may continue or worsen over a prolonged period. The businesses of our clients and third-party media publishers (including strategic partners) have also been negatively affected and may continue to be disrupted by reduced demand, declines in consumer credit, increased default rates, absenteeism, quarantines and restrictions on employees’ ability to work, office closures and travel or health-related restrictions. Depending on the magnitude and duration of such disruptions and their effect on client spending and/or the availability of quality media from third-party publishers including strategic partners, our business, financial condition, operating results and cash flows could be adversely affected.

In addition, COVID-19 or other disease outbreaks has in the short-run, and may over the longer term, adversely affect the economies and financial markets within many countries, including in the United States, resulting in an economic downturn that has and could continue to negatively affect marketing and advertising spend in certain lines of products offered by our clients or on media availability or performance. For example, certain companies that operate in the credit-driven markets such as credit cards and personal loans have been negatively impacted by weak economic and employment conditions. Such continuing effects of COVID-19, and other similar effects, have resulted and may continue to result in reduced marketing and advertising spend or drops in media availability or performance, which could have a material adverse effect on our business, financial condition, operating results and cash flows. There can be no assurance that any decrease in revenue or margin resulting from COVID-19 will be offset by increased revenue or margin in subsequent periods or that our business, financial condition, operating results and cash flows will remain consistent with pre-pandemic expectations and/or performances.

Furthermore, we may experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our sales and marketing activities and our ability to design, develop or deliver our products and services in a timely manner or meet customer commitments, which could have a material adverse impact on our business, financial condition, operating results and cash flows. In addition, we previously announced that we paused our financial advisor-led process to review strategic alternatives in large part due to market uncertainties resulting from the COVID-19 pandemic.

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business, financial condition, operating results and cash flows, it may also have the effect of heightening or exacerbating many of the other risks described in these risk factors, such as those relating to a reduction in online marketing spend by our clients, a loss of clients or lower advertising yields, our dependence on third-party publishers including strategic partners, risks with respect to counterparties, annual and quarterly fluctuations in our results of operations, the impact of interest rate volatility on our visitor traffic, internal control over financial reporting, seasonal fluctuations, our ability to collect our receivables from our clients and risks relating to our ability to raise additional capital when and as needed.

Given that the magnitude and duration of COVID-19’s impact on our business and operations remain uncertain, the continued spread of COVID-19 or the occurrence of other pandemics and the imposition of related public health measures and travel and business restrictions could have a material adverse impact on our business, financial condition, operating results and cash flows.

We operate in an industry that is still developing and have a relatively new business model that is continually evolving, which makes it difficult to evaluate our business and prospects.

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. We believe that our implementation of our enhanced products and media strategies across our business is in a relatively early stage. For example, we recently introduced our new QuinStreet Rating Platform (“QRP”) product for insurance agents. As a result, we face risks and uncertainties such as but not limited to:

•	our still developing industry and relatively new business model and products such as QRP;
•

changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of the recent COVID-19 pandemic;

•

the impact of the COVID-19 pandemic on us, our third-party publishers’, and our clients’ businesses, the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic and financial market effects of the pandemic, and the pace of the economic and financial market recovery;

•	changes in the regulatory enforcement or legislative environment;
•	our dependence on the availability and affordability of quality media from third-party publishers and strategic partners;
•	our dependence on Internet search companies to attract Internet visitors;
•	our ability to accurately forecast our results of operations and appropriately plan our expenses;
•	our ability to compete in our industry;
•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;
•	our ability to continually optimize our websites to allow Internet visitors to access our websites through mobile devices;
•	our ability to develop new services, enhancements and features to meet new demands from our clients;
•	our ability to implement our enhanced products across our business and achieve client adoptions of such products;
•

our ability to successfully complete acquisitions, divestitures and other business development transactions; and our ability to enter into, and manage the relationship and risks associated with, strategic partnerships; and,

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

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. For example, macroeconomic conditions such as an economic downturn or public health crises such as the COVID-19 pandemic has impacted and may continue to impact certain lines of our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decided not to continue to place marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 21% of our net revenue for fiscal year 2020. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We have entered into, and expect to enter into in the future, various contracts, including contracts with clients, third-party publishers and strategic partners, that subject us to counterparty risks. The ability and willingness of our counterparties to perform their obligations under any contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions including any economic downturn, public health crises including the COVID-19 pandemic, specific industry vertical conditions, and the overall financial condition of the counterparty. As a result, clients, third-party publishers or strategic partners may seek to renegotiate the terms of their existing agreements with us, terminate their agreements with us for convenience (where permitted) or avoid performing their obligations under those agreements. Should a counterparty fail to honor its contractual obligations with us or terminate its agreements with us for convenience (where permitted), we could sustain significant losses or write-offs, or we could be involved in costly litigation to defend, enforce and protect our contractual rights, both of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry, and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, the COVID-19 pandemic will in the short-run, and may over the longer term, make our results of operations difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

We have invested and expect to continue to invest in new businesses, products, markets, services and technologies, including more expensive forms of media. For example, we expended significant resources in developing new products and technologies and made strategic outlays in, among other things, partnerships, which in the short term may have the effect of reducing our adjusted EBITDA margin. If we are unsuccessful in our monetization efforts with respect to new products and investments, we may fail to engage and retain users and clients. We may have insufficient revenue to fully offset liabilities and expenses in connection with these new products and investments and may experience inadequate or unpredictable return of capital on our investments. As a result of these new products and investments, we may expect fluctuations in our adjusted EBITDA margin.

To maintain target levels of profitability, from time to time, we may restructure our operations or make other adjustments to our workforce. For example, in November 2016, we announced a corporate restructuring resulting in the reduction of approximately 25% of personnel costs.

Our visitor traffic and our clients’ spend can be impacted by interest rate volatility.

Visitor traffic to our online platforms in our lending and banking client verticals may change as interest rates change. A decrease in interest rates may lead to more consumers looking to lower their borrowing costs. These consumers may visit our websites, websites within or outside our publisher network, or our clients’ websites. To the extent consumers visit websites not in our network our lending client vertical may be adversely impacted. A decrease in interest rates may also reduce consumer demand for banking products. Interest rate increases may decrease demand for lending products but may not increase demand for banking products. Federal Reserve Board actions, regulations restricting the amount of interest and fees that may be charged to consumers, increased borrower default levels, tightening or uncertainty with respect to underwriting standards, and general market conditions affecting access to credit could also cause significant fluctuations in consumer behavior, as well as volatility in client spending and demand for media, each of which could have a material and adverse effect on our business.

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

We generate a significant portion of our web visitors from online media that we source directly from our third-party publishers’ and strategic partners’ owned and operated websites, as well as indirectly from the affiliates of our third-party publishers and strategic partners. We also rely on third-party call centers and email marketers. Some of these third-parties, strategic partners, vendors, and their respective affiliates are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third-party publishers, strategic partners, vendors, or their respective affiliates which violates the marketing guidelines of our clients or that clients view as potentially damaging to their brands (e.g., search engine bidding on client trademarks), whether or not permitted by our contracts with our clients, could harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. Moreover, because we do not have a direct contractual relationship with the affiliates of our third-party publishers and strategic partners, we may not be able to monitor the compliance activity of such affiliates. If we are unable to cause our third-party publishers and strategic partners to monitor and enforce our clients’ contractual restrictions on such affiliates, our clients may terminate their relationships with us or decrease their marketing budgets with us. In addition, we may also face liability for any failure of our third-party publishers, strategic partners, vendors or their respective affiliates to comply with regulatory requirements, as further described in the risk factor beginning, “Negative changes in the market conditions and the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.”

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

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth may continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•

successfully scaling our technology to accommodate a larger business and integrate acquisitions, including our recent acquisitions of Modernize, Inc. (“Modernize”), AmOne Corp. (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”);

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, although we recently announced that we paused our financial advisor-led review of strategic alternatives due in large part to market uncertainties as a result of the COVID-19 pandemic, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired Modernize in July 2020, MBT in May 2019, CCM in April 2019, and AmOne in October 2018, and in the second half of fiscal year 2020, we divested our B2B client vertical, our businesses in Brazil consisting of QSB and VEMM along with its interests in EDB, and our mortgage business.

Acquisitions, investments or divestitures, and the process of evaluating strategic alternatives, involves a number of risks and uncertainties. For example, the process of integrating an acquired company, business or technology has in the past created, and may create in the future, unforeseen operating challenges, risks and expenditures, including with respect to: (i) integrating an acquired company’s accounting, financial reporting, management information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; (ii) integrating the controls, procedures and policies at companies we acquire appropriate for a public company; and (iii) transitioning the acquired company’s operations, users and customers onto our existing platforms. The success of our acquisitions and other investments will depend in part on our ability to successfully integrate and leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these acquisitions or investments, such as increased revenue, enhanced efficiencies, or increased market share, or the benefit may ultimately be smaller than we expected. Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

In addition, evaluating, negotiating and completing strategic transactions, including acquisitions, investments or divestitures, may distract management from our other businesses and result in significant expenses. Moreover, we may invest significant resources towards evaluating and negotiating strategic alternatives that do not ultimately result in a strategic transaction.

Our acquisitions or investments could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement with MBT, we are required to pay $4.0 million in post-closing payments and an estimated earn-out of $1.5 million of which the earn-out was paid off in the third quarter of fiscal year 2020. Under our acquisition agreement with CCM, we are required to pay $7.5 million in post-closing payments and an estimated earn-out of $3.6 million. Under our acquisition agreement with AmOne, we are required to pay $8.0 million in post-closing payments. Under our acquisition agreement with Modernize, we are required to pay $27.5 million in post-closing payments. Also, the anticipated benefit of many of our strategic transactions, including anticipated synergies, may not materialize. In connection with a disposition of assets or a business, we may also agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

In addition to other factors that cause our results of operations to fluctuate, results are also subject to significant seasonal fluctuation. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. During that quarter, there is generally lower availability of media during the holiday period on a cost effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better media availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31. Moreover, our lending clients’ businesses are subject to seasonality. For example, our clients that offer home services products are historically subject to seasonal trends. These trends reflect the general patterns of the home services industry, which typically peak in the spring and summer seasons. Other factors affecting our clients’ businesses include macro factors such as credit availability, the strength of the economy and employment. Any of the foregoing seasonal trends, or the combination of them, may negatively impact our quarterly revenue and results of operations.

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

When a user visits our websites, we use technologies, including “cookies,” to collect information such as the user’s IP address and the user’s past responses to our offerings. We also have relationships with data partners that collect and provide us with user data. We access and analyze this information in order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign. The use of cookies is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies and guidelines. With respect to industry self-regulatory activities, the leading web browsing companies have started or announced their intent to block or phase out third-party cookies from their web browsers.

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

If we identify material weaknesses in our internal control over financial reporting or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

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

In fiscal years 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no material weaknesses were identified in our internal control over financial reporting as of June 30, 2020, we cannot assure you that we will not in the future identify material weaknesses. In addition, the standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to maintain effective internal control over financial reporting, our business and reputation may be harmed and our stock price may decline.

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

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and other factors such as:

•	our ability to grow our revenues and adjusted EBITDA margin and to manage any such growth effectively;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements about our revenue, earnings or other financial results, including outlook, that are not in line with analyst expectations;
•	geopolitical and predominantly domestic as well as potentially international economic conditions in addition to public health crises such as the COVID-19 pandemic;
•	our ability to find, develop or retain high quality targeted media on a cost effective basis;
•	relatively low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;
•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;
•	stock repurchase programs;
•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;
•	fluctuations in the stock price and operating results of our competitors or perceived competitors that operate in our industries;
•	our commencement of, involvement in, or a perceived threat of litigation or regulatory enforcement action; and
•	negative publicity about us, our industry, our clients or our clients’ industries.

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

As of June 30, 2020, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 9% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of June 30, 2020, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our principal executive office is located in a leased facility in Foster City, California, consisting of approximately 44,556 square feet of office space under a lease with an expiration date in October 2023. This facility accommodates our principal engineering, sales, marketing, operations, finance and administrative activities. We also lease additional facilities to accommodate sales, marketing, and operations throughout the United States. Outside of the United States, we also lease facilities to accommodate engineering, sales, marketing, and operations in India.

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

The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2020	High	Low
First quarter ended September 30, 2019	$16.95	$10.38
Second quarter ended December 31, 2019	$16.22	$11.64
Third quarter ended March 31, 2020	$15.36	$6.11
Fourth quarter ended June 30, 2020	$11.63	$6.57

Fiscal Year Ended June 30, 2019	High	Low
First quarter ended September 30, 2018	$16.42	$12.12
Second quarter ended December 31, 2018	$17.75	$12.48
Third quarter ended March 31, 2019	$20.02	$12.66
Fourth quarter ended June 30, 2019	$16.81	$12.98

On August 24, 2020, the closing price as reported on the Nasdaq Global Select Market of our common stock was $13.31 per share and we had approximately 55 stockholders of record of our common stock.

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

Stock Repurchase Program

In July 2017, the Board of Directors authorized a stock repurchase program allowing us to repurchase up to 905,000 outstanding shares of our common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. There were no repurchases under this stock repurchase program during fiscal year 2020. As of June 30, 2020, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares.

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

The following performance graph shows a comparison from June 30, 2015 through June 30, 2020 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2020.

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

We derived the consolidated statements of operations data for fiscal years ended June 30, 2020, 2019 and 2018 and the consolidated balance sheets data as of June 30, 2020 and 2019 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for fiscal years ended June 30, 2017 and 2016 and the consolidated balance sheets data as of June 30, 2018, 2017 and 2016 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$490,339	$455,154	$404,358	$299,785	$297,706
Cost of revenue (1)	437,864	393,509	345,947	269,409	270,963
Gross profit	52,475	61,645	58,411	30,376	26,743
Operating expenses: (1)
Product development	14,206	12,329	13,805	13,476	16,431
Sales and marketing	8,876	8,755	10,414	9,189	12,020
General and administrative	23,188	29,834	18,556	15,934	17,166
Restructuring charges	—	—	—	2,441	—
Total operating expenses	46,270	50,918	42,775	41,040	45,617
Operating income (loss)	6,205	10,727	15,636	(10,664)	(18,874)
Interest income	230	290	181	138	61
Interest expense	(696)	(367)	—	(346)	(585)
Other income (expense), net	12,947	69	687	(2,416)	112
Interest and other income (expense), net	12,481	(8)	868	(2,624)	(412)
Income (loss) before income taxes	18,686	10,719	16,504	(13,288)	(19,286)
(Provision for) benefit from income taxes	(584)	51,761	(574)	1,080	(134)
Net income (loss)	$18,102	$62,480	$15,930	$(12,208)	$(19,420)

Net income (loss) per share: (2)
Basic	$0.35	$1.26	$0.34	$(0.27)	$(0.43)
Diluted	$0.34	$1.18	$0.32	$(0.27)	$(0.43)

Weighted-average shares used in computing net income (loss) per share:
Basic	51,529	49,581	46,417	45,594	45,197
Diluted	53,387	52,754	49,872	45,594	45,197

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$8,569	$7,354	$3,982	$3,109	$3,780
Product development	1,819	1,606	1,949	1,834	2,340
Sales and marketing	1,701	1,358	1,222	1,154	1,825
General and administrative	4,628	3,810	3,029	2,759	3,023
Restructuring charges	—	—	—	42	—

(2)	See Note 4, Net Income per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock.

	June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$107,509	$62,522	$64,700	$49,571	$53,710
Working capital	99,735	59,679	69,592	47,301	44,264
Total assets	358,407	324,611	220,296	174,308	193,102
Long-term liabilities	16,626	18,083	3,938	3,672	4,631
Total debt	—	—	—	—	15,000
Total stockholders' equity	255,944	222,829	148,326	118,082	124,752

	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$47,608	$37,965	$26,979	$18,536	$1,015
Depreciation and amortization	11,476	8,975	7,767	11,377	15,087
Capital expenditures	1,962	1,972	610	1,160	1,859

	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$36,229	$34,489	$34,679	$12,010	$7,853

(1)

We define adjusted EBITDA as net income (loss) less interest and other expense (income), net, provision for (benefit from) income taxes, depreciation expense, amortization expense, stock-based compensation expense, acquisition costs, gain on divestitures of businesses, net, strategic review costs, contingent consideration adjustment, litigation settlement expense, external expenses related to the material weakness disclosed in our FY 2017 Annual Report on Form 10-K, and restructuring costs. Please see the “adjusted EBITDA” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table presents a reconciliation of adjusted EBITDA to net income (loss) calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016
	(In thousands)
Net income (loss)	$18,102	$62,480	$15,930	$(12,208)	$(19,420)
Interest and other expense (income), net	1,097	8	(868)	2,624	412
Provision for (benefit from) income taxes	584	(51,761)	574	(1,080)	134
Depreciation and amortization	11,476	8,975	7,767	11,377	15,087
Stock-based compensation expense	16,717	14,128	10,182	8,856	10,968
Acquisition costs	985	736	667	—	—
Gain on divestitures of businesses, net	(13,578)	—	—	—	—
Strategic review costs	330	—	—	—	—
Contingent consideration adjustment	—	(100)	(152)	—	—
Litigation settlement expense	95	23	16	—	375
Material weakness related expense	—	—	563	—	—
Restructuring costs	421	—	—	2,441	297
Adjusted EBITDA	$36,229	$34,489	$34,679	$12,010	$7,853

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

We are a leader in performance marketplace products and technologies. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education, and home services. Our clients include some of the world’s largest companies and brands in those markets. The majority of our operations and revenue are in North America.

We deliver measurable and cost-effective marketing results to our clients, typically in the form of a qualified click, lead, inquiry, call, application, or customer. Clicks, leads, inquiries, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified clicks, leads, inquiries, calls, applications, or customers as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., funded loans, bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver clicks, leads, inquiries, calls, applications, and customers to our clients, generally we:

•

own or access targeted media through business arrangements (e.g., revenue sharing arrangements with online publisher partners, large and small) or by purchasing media (e.g., clicks from major search engines);

•

run advertisements or other forms of marketing messages and programs in that media that result in consumer or visitor responses, typically in the form of clicks (by a consumer to further qualification or matching steps, or to online client applications or offerings), leads or inquiries (e.g., consumer contact information), calls (from a consumer or to a consumer by our owned and operated or contracted call centers or by that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., funded personal loans); and

•

continuously seek to display clients and client offerings to visitors or consumers that result in the maximum number of consumers finding solutions that can meet their needs and to which they will take action to respond, resulting in media buying efficiency (e.g., by segmenting media or traffic so that the most appropriate clients or client offerings can be displayed or “matched” to each segment based on fit, response rates or conversion rates);

•

through technology and analytics, seek to optimize combination of objectives to satisfy the maximum number of shopping or researching visitors or consumers, deliver on client marketing objectives, effectively compete for online media, and generate a sound financial outcome for us.

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

Our financial services client vertical represented 75%, 73% and 70% of net revenue in fiscal years 2020, 2019 and 2018. Our education client vertical represented 13%, 15% and 19% of net revenue in fiscal years 2020, 2019 and 2018. Our other client vertical, consisting of home services and business-to-business technology, represented 12%, 12% and 11% of net revenue in fiscal years 2020, 2019 and 2018. We generated the majority of our revenue from sales to clients in the United States.

Trends Affecting our Business

COVID-19

We continue to monitor COVID-19 for impacts that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the length and depth of the economic recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our services on an ongoing basis. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

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

The COVID-19 pandemic is also affecting our client verticals to varying degrees. For example, within our financial services client vertical, certain lines of business including personal loans, credit cards, and banking, have seen and may continue to see reductions in near-term demand for our services due to weakening economic and employment conditions, and the uncertainty over the length and depth of the economic downturn.

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

Our results are also subject to fluctuation as a result of seasonality in our clients’ business. For example, revenue in our home services client vertical is subject to cyclical and seasonal trends, as the consumer demand for home services typically rises during the spring and summer seasons and declines during the fall and winter seasons. Other factors affecting our clients’ businesses include macro factors such as credit availability in the market, interest rates, the strength of the economy and employment.

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

Cost of Revenue

Cost of revenue consists primarily of media and marketing costs, personnel costs, amortization of intangible assets, depreciation expense and facilities expense. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, or cost-per-thousand-impressions, or CPM, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized to cost of revenue over the software’s estimated useful life.

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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions in fiscal year 2019. We have no borrowing agreements outstanding as of June 30, 2020; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures that were not considered to be strategically important to our business, impairment of investment and other non-operating items.

(Provision for) Benefit from Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2020		2019		2018
	(In thousands, except percentages)
Net revenue	$490,339	100.0%	$455,154	100.0%	$404,358	100.0%
Cost of revenue (1)	437,864	89.3	393,509	86.5	345,947	85.6
Gross profit	52,475	10.7	61,645	13.5	58,411	14.4
Operating expenses: (1)
Product development	14,206	2.9	12,329	2.6	13,805	3.3
Sales and marketing	8,876	1.8	8,755	1.9	10,414	2.6
General and administrative	23,188	4.7	29,834	6.6	18,556	4.6
Operating income	6,205	1.3	10,727	2.4	15,636	3.9
Interest income	230	—	290	—	181	—
Interest expense	(696)	(0.1)	(367)	—	—	—
Other income, net	12,947	2.6	69	—	687	0.2
Income before income taxes	18,686	3.8	10,719	2.4	16,504	4.1
(Provision for) benefit from income taxes	(584)	(0.1)	51,761	11.3	(574)	(0.2)
Net income	$18,102	3.7%	$62,480	13.7%	$15,930	3.9%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$8,569	1.7%	$7,354	1.6%	$3,982	1.0%
Product development	1,819	0.4	1,606	0.4	1,949	0.5
Sales and marketing	1,701	0.3	1,358	0.3	1,222	0.3
General and administrative	4,628	0.9	3,810	0.8	3,029	0.7

Gross Profit

	Fiscal Year Ended June 30,			2020 - 2019	2019 - 2018
	2020	2019	2018	% Change	% Change
	(In thousands)
Net revenue	$490,339	$455,154	$404,358	8%	13%
Cost of revenue	437,864	393,509	345,947	11%	14%
Gross profit	$52,475	$61,645	$58,411	(15%)	6%

Net Revenue

Net revenue increased by $35.2 million, or 8%, in fiscal year 2020 compared to fiscal year 2019. Revenue from our financial services client vertical increased by $39.8 million, or 12%, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. The change in revenue from our financial services client vertical was also driven by increased revenue from our personal loans business, primarily as a result of the acquisition of AmOne completed in the first quarter of fiscal year 2019, and increased revenue from our credit cards and banking business driven by expanding media sources, offset by a decline in revenue from our mortgage business as a result of lower refinancing activity and the divestiture of the business completed in April 2020, and a decline in revenue in credit-driven business during the last fiscal quarter due to the impact of COVID-19. Revenue from our education client vertical decreased by $7.3 million, or 11%, primarily due to the loss of a large not-for-profit education client who entered federal receivership in January 2019. Revenues from our other client vertical increased by $2.7 million, or 5%, primarily due to an increase of $9.7 million in our home services client vertical attributable to increased client demand, offset by a decrease of $7.0 million as a result of the divestiture of the B2B client vertical completed in February 2020.

Net revenue increased by $50.8 million, or 13%, in fiscal year 2019 compared to fiscal year 2018. Revenue from our financial services client vertical increased by $47.3 million, or 17%, primarily due to our enhanced product set that provides greater segmentation, transparency, and right pricing of media which have enabled access to more media and client budgets. The change in revenue from our financial services client vertical was also driven by increased revenue from our personal loans business, primarily as a result of the acquisition of AmOne, and increased revenue from our credit cards business driven by expanding media sources, offset by a decline in revenue from our mortgage business due to lower refinancing activity. Revenue from our education client vertical revenue decreased by $8.8 million, or 11%, primarily due to the loss of a large not-for-profit education client who entered federal receivership, lower availability of high quality media at acceptable margins due to competitor acquisitions of media sources, and decreased client budgets due to school closures. Revenues from our other client vertical increased by $12.3 million, or 28%, primarily due to increased client demand in our home services and business-to-business technology client verticals.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $44.4 million, or 11%, in fiscal year 2020 compared to fiscal year 2019. This was primarily driven by increased media and marketing costs of $34.0 million, increased personnel costs including stock-based compensation expense of $7.6 million, and increased amortization of intangible assets of $2.5 million. The increase in media and marketing costs was due to higher revenue volumes. The increase in personnel costs and stock-based compensation is primarily due to higher headcount as a result of the acquisitions completed in fiscal year 2019. The increase in amortization expense is primarily due to the acquisitions of intangible assets in fiscal year 2019. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 11% in fiscal year 2020 compared to 14% in fiscal year 2019. The decrease in gross profit margin was attributable to increased media fees and personnel costs as a percentage of revenue.

Cost of revenue increased by $47.6 million, or 14%, in fiscal year 2019 compared to fiscal year 2018. This was primarily driven by increased media and marketing costs of $34.4 million, increased personnel costs of $7.6 million, increased stock-based compensation expense of $3.4 million, and increased amortization of intangible assets of $2.1 million. The increase in media and marketing costs was due to higher revenue volumes. The increase in personnel costs and stock-based compensation is primarily due to higher headcount as a result of the acquisition of AmOne in October 2018. The increase in amortization expense is primarily due to the acquisitions of intangible assets in fiscal year 2019. Gross profit margin was 14% for both fiscal years 2019 and 2018.

Operating Expenses

	Fiscal Year Ended June 30,			2020 - 2019	2019 - 2018
	2020	2019	2018	% Change	% Change
	(In thousands)
Product development	$14,206	$12,329	$13,805	15%	(11%)
Sales and marketing	8,876	8,755	10,414	1%	(16%)
General and administrative	23,188	29,834	18,556	(22%)	61%
Operating expenses	$46,270	$50,918	$42,775	(9%)	19%

Product Development Expenses

Product development expenses increased $1.9 million, or 15% in fiscal year 2020 compared to fiscal year 2019 primarily due to increased personnel costs of $1.8 million as a result of annual compensation increases.

Product development expenses decreased $1.5 million, or 11% in fiscal year 2019 compared to fiscal year 2018 primarily due to decreased personnel costs of $0.7 million as a result of decreased incentive compensation expense, and decreased stock-based compensation expense of $0.3 million.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.1 million, or 1% in fiscal year 2020 compared to fiscal year 2019.

Sales and marketing expenses decreased $1.7 million, or 16% in fiscal year 2019 compared to fiscal year 2018 primarily due to decreased personnel costs of $1.5 million as a result of lower headcount and decreased incentive compensation expense.

General and Administrative Expenses

General and administrative expenses decreased $6.6 million, or 22%, in fiscal year 2020 compared to fiscal year 2019, primarily due to a charge of $8.7 million for bad debt expense related to a large former education client recorded in fiscal year 2019, offset by increased personnel costs including stock-based compensation expense of $1.4 million, and increased facilities expense of $0.6 million.

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

Interest and Other Income, Net

	Fiscal Year Ended June 30,			2020 - 2019	2019 - 2018
	2020	2019	2018	% Change	% Change
	(In thousands)
Interest income	$230	$290	$181	(21%)	60%
Interest expense	(696)	(367)	—	90%	100%
Other income, net	12,947	69	687	NM	(90%)
Interest and other income, net	$12,481	$(8)	$868	NM	(101%)

NM – not meaningful

Interest income relates to interest earned on our cash and cash equivalents in fiscal years 2020, 2019 and 2018.

Interest expense increased $0.3 million, or 90%, in fiscal year 2020 compared to fiscal year 2019 primarily due to increased imputed interest on a higher average outstanding balance of the post-closing payments related to our business acquisitions completed in fiscal year 2019. Interest expense increased $0.4 million, or 100%, in fiscal year 2019 compared to fiscal year 2018 due to imputed interest on post-closing payments related to our business acquisitions during fiscal year 2019.

Other income, net, was $12.9 million in fiscal year 2020 primarily due to a net disposition gain of $13.6 million recognized from the business divestitures completed in fiscal year 2020. Other income, net, was immaterial in fiscal year 2019. Other income, net, was $0.7 million in fiscal year 2018 primarily due to income from the sale of other assets and domain names that were not considered strategically important to our business.

(Provision for) Benefit from Income Taxes

	Fiscal Year Ended June 30,
	2020	2019	2018
	(In thousands)
(Provision for) benefit from income taxes	$(584)	$51,761	$(574)
Effective tax rate	3.1%	(482.9%)	3.5%

We recorded a provision for income taxes of $0.6 million in fiscal year 2020, primarily as a result of deferred federal and state income taxes of $3.5 million, offset by an expected tax refund of $3.1 million to be received from the California Franchise Tax Board, based on a settlement reached in the third quarter of fiscal year 2020.

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

Our effective tax rate was 3.1%, (482.9%) and 3.5% in fiscal years 2020, 2019 and 2018. The change in the effective tax rate in fiscal year 2019 was primarily due to the release of the valuation allowance related to the United States federal and state deferred tax assets with the exception of California research and development tax credits and the benefit of excess share-based compensation tax deductions.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly condensed consolidated statements of operations for the eight quarters ended June 30, 2020. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2020	2020	2019	2019	2019	2019	2018	2018
	(In thousands, except per share data)
	(unaudited)
Net revenue	$116,961	$128,663	$118,101	$126,614	$121,964	$116,225	$104,096	$112,869
Costs of revenue	105,147	114,210	105,318	113,189	107,431	98,350	90,915	96,813
Gross profit	11,814	14,453	12,783	13,425	14,533	17,875	13,181	16,056
Operating expenses:
Product development	4,001	3,250	3,399	3,556	3,165	2,864	2,995	3,305
Sales and marketing	1,805	2,116	2,592	2,363	2,409	2,019	2,283	2,044
General and administrative	6,789	5,076	5,498	5,825	5,472	13,919	5,049	5,394
Operating (loss) income	(781)	4,011	1,294	1,681	3,487	(927)	2,854	5,313
Interest income	61	43	54	72	75	80	69	66
Interest expense	(130)	(177)	(177)	(212)	(173)	(96)	(98)	—
Other income (expense), net	2,722	10,491	(9)	(257)	29	(8)	115	(67)
Income (loss) before income taxes	1,872	14,368	1,162	1,284	3,418	(951)	2,940	5,312
(Provision for) benefit from income taxes	(370)	(449)	387	(152)	(2)	1,892	49,886	(15)
Net income	$1,502	$13,919	$1,549	$1,132	$3,416	$941	$52,826	$5,297

Net income per share: (1)
Basic	$0.03	$0.27	$0.03	$0.02	$0.07	$0.02	$1.07	$0.11
Diluted	$0.03	$0.26	$0.03	$0.02	$0.06	$0.02	$1.00	$0.10

Other Financial Data:
Adjusted EBITDA	$8,398	$9,332	$9,063	$9,436	$10,371	$4,545	$9,316	$10,257

(1)	Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year as a result of the different number of shares outstanding during each period.

Adjusted EBITDA

We include adjusted EBITDA in this report because (i) we seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue, (ii) is used internally by management for planning purposes, including preparation of internal budgets; to allocate resources; to evaluate the effectiveness of operational strategies and capital expenditures as well as the capacity to service debt, (iii) it is a key basis upon which management assesses our operating performance, (iv) it is one of the primary metrics investors use in evaluating Internet marketing companies, (v) it is a factor in determining compensation, (vi) it is an element of certain financial covenants under our historical borrowing arrangements, and (vii) it is a factor that assists investors in the analysis of ongoing operating trends. We define adjusted EBITDA as net income less interest and other expense (income), net, provision for (benefit from)

income taxes, depreciation expense, amortization expense, stock-based compensation expense, acquisition costs, gain on divestitures of businesses, net, contingent consideration adjustment, strategic review costs, litigation settlement expense, and restructuring costs.

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), non-recurring charges and certain other items that we do not believe are indicative of our core operating activities (such as acquisition related expense, gain or loss on divestitures of businesses, strategic review costs, contingent consideration adjustment, litigation settlement expense, restructuring costs, and other expense (income), net) and the non-cash impact of depreciation expense, amortization expense and stock-based compensation expense.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2020	2020	2019	2019	2019	2019	2018	2018
	(In thousands)
	(unaudited)
Net income	$1,502	$13,919	$1,549	$1,132	$3,416	$941	$52,826	$5,297
Interest and other expense (income), net	106	462	132	397	69	24	(86)	1
Provision for (benefit from) income taxes	370	449	(387)	152	2	(1,892)	(49,886)	15
Depreciation and amortization	2,959	2,851	2,854	2,812	2,595	2,361	2,371	1,648
Stock-based compensation expense	5,500	1,869	4,700	4,648	4,188	2,950	3,879	3,111
Acquisition costs	634	40	16	295	201	161	202	172
Gain on divestitures of businesses, net	(2,759)	(10,819)	—	—	—	—	—	—
Contingent consideration adjustment	—	—	—	—	(100)	—	—	—
Strategic review costs	68	63	199	—	—	—	—	—
Litigation settlement expense	15	80	—	—	—	—	10	13
Restructuring costs	3	418	—	—	—	—	—	—
Adjusted EBITDA	$8,398	$9,332	$9,063	$9,436	$10,371	$4,545	$9,316	$10,257

Adjusted EBITDA as a percentage of net revenue	7%	7%	8%	7%	9%	4%	9%	9%
We seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a level of adjusted EBITDA on a quarterly basis and we expect our adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

As of June 30, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $107.5 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs and acquisitions from time to time. Our acquisitions in fiscal year 2019 also have deferred purchase price components and contingent consideration which requires us to make a series of payments following the acquisition closing date. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions including the impact of COVID-19, and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

	Fiscal Year Ended June 30,
	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$47,608	$37,965	$26,979
Net cash provided by (used in) investing activities	8,868	(36,989)	(15,849)
Net cash (used in) provided by financing activities	(11,632)	(4,054)	3,894

Net Cash Provided by Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, gains and losses on divestitures of businesses, deferred income taxes and changes in working capital components.

Cash provided by operating activities was $47.6 million in fiscal year 2020 compared to $38.0 million in fiscal year 2019 and $27.0 million in fiscal year 2018.

Cash provided by operating activities in fiscal year 2020 consisted of net income of $18.1 million, adjusted for non-cash adjustments of $19.4 million and changes in working capital accounts of $10.1 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $16.7 million and depreciation and amortization of $11.5 million, offset by a net disposition gain of $13.6 million recognized from the business divestitures completed in fiscal year 2020. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $11.4 million and a decrease in other assets, noncurrent of $5.5 million, offset by an increase in prepaid expenses and other assets of $8.1 million. The decrease in accounts receivable was due to the timing of receipts. The decrease in other assets, noncurrent, was primarily due to a reclassification of unamortized prepaid expense of $4.3 million from long-term to short-term as we expected to receive payment within the next 12 months. The increase in prepaid expenses and other assets was primarily due to the reclassification of $4.3 million as discussed above, as well as an expected tax refund of $3.1 million to be received from the California Franchise Tax Board, based on a settlement reached in the third quarter of fiscal year 2020.

Cash provided by operating activities in fiscal year 2019 consisted of net income of $62.5 million, adjusted for non-cash adjustments of $19.0 million and changes in working capital accounts of $5.6 million. The non-cash adjustments primarily consisted of a one-time non-cash benefit of $49.4 million related to our release of the valuation allowance for the majority of our federal and states deferred tax assets, offset by stock-based compensation expense of $14.1 million, depreciation and amortization of $9.0 million, and bad debt expense of $8.7 million related to a large former education client. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $8.3 million and a decrease in accrued liabilities of $3.4 million, offset by an increase in accounts payable of $4.5 million. The increase in accounts receivable is primarily due to the increase in revenue, the decrease in accrued liabilities is primarily due to a decrease in accrued performance incentive compensation associated with the lower achievement of performance objectives and the increase in accounts payable is primarily due to the timing of payments.

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

Cash provided by investing activities was $8.9 million in fiscal year 2020, compared to cash used in investing activities of $37.0 million in fiscal year 2019 and $15.8 million in fiscal year 2018.

Cash provided by investing activities in fiscal year 2020 was primarily due to $15.4 million cash received from the business divestitures completed in fiscal year 2020, net of cash divested of $0.3 million, offset by capital expenditures and internal software development costs of $4.3 million, and a cash payment of $2.0 million associated with an insignificant business acquisition completed in fiscal year 2020.

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

Net Cash (Used in) Provided by Financing Activities

Cash flows from financing activities generally include payment of withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options, post-closing payments related to business acquisitions, and repurchases of common stock.

Cash used in financing activities was $11.6 million in fiscal year 2020, compared to cash used in financing activities of $4.1 million in fiscal year 2019 and cash provided by financing activities of $3.9 million in fiscal year 2018.

Cash used in financing activities in fiscal year 2020 was due to the post-closing payments and contingent consideration related to acquisitions of $9.3 million, and payments of withholding taxes related to the release of restricted stock, net of share settlement of $6.4 million, offset by proceeds from the exercise of stock options of $4.1 million.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of June 30, 2020:

	Total	Less than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating leases (1)	$14,746	$4,733	$8,206	$1,807
Post-closing payment related to acquisitions (2)	9,045	5,712	3,333	—
Contingent consideration related to acquisitions (2)	3,170	1,022	1,940	208
Total	$26,961	$11,467	$13,479	$2,015

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

Additionally, COVID-19 is a factor which may cause actual results to differ from estimates. COVID-19 is contributing to a general slowdown in the global economy and may affect our business, results of operations, financial condition, and future strategic plans. At this time, the extent to which the COVID-19 may impact our financial condition or results of operations is uncertain.

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

We recognize revenue when we transfer control of promised goods or services to our clients in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. We recognize revenue pursuant to the five-step framework contained in ASC 606, Revenue from Contracts with Customers: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

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

Separately from the agreements that we have with clients, we have agreements with Internet search companies, third-party publishers and strategic partners that we engage with to generate targeted marketing results for our clients. We receive a fee from our clients and separately pay a fee to the Internet search companies, third-party publishers and strategic partners. We are the principal in the transaction. As a result, the fees paid by our clients are recognized as revenue and the fees paid to our Internet search companies, third-party publishers and strategic partners are included in cost of revenue.

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

We perform our annual goodwill impairment test on April 30 and conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, we consider the impact of key factors such as changes in the general economic conditions including the impact of COVID-19, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. We had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2020 and 2019. Based on the results of the qualitative assessment completed as of April 30, 2020 and 2019, there were no indicators of impairment.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2020 and 2019, we evaluated our long-lived assets and concluded there were no indicators of impairment.

Income Taxes

We account for income taxes using an asset and liability approach to record deferred taxes. Our deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. We regularly assess the realizability of our deferred tax assets. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. We consider all available evidence, both positive and negative, to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need, or continued need, for a valuation allowance we consider, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, forecasts of future profitability, and the duration of statutory carryforward periods. Our judgment regarding future profitability may change due to future market conditions including the impact of COVID-19, changes in U.S. or international tax laws and other factors.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuinStreet, Inc. and its subsidiaries (the “Company”) as of June 30, 2020 and June 30, 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and June 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of July 1, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of deferred tax assets

As described in Notes 2 and 10 to the consolidated financial statements, the company has recorded $49 million in deferred tax assets as of June 30, 2020. Management applied significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future. In evaluating the need, or continued need, for a valuation allowance, management considers the weighting of the positive and negative evidence, which included, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, forecasts of future profitability, and the duration of statutory carryforward periods.

The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are (i) the significant judgment by management in determining the amount of deferred tax assets that were more-likely-than-not to be realized in the future which in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to assessing the positive and negative evidence, and (ii) significant audit effort was necessary in evaluating the weighting of the positive and negative evidence.

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

August 28, 2020

We have served as the Company’s auditor since 2000.

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$107,509	$62,522
Accounts receivable, net	64,472	75,628
Prepaid expenses and other assets	13,591	5,228
Total current assets	185,572	143,378
Property and equipment, net	5,657	5,410
Operating lease right-of-use assets	9,118	—
Goodwill	80,677	82,544
Other intangible assets, net	28,174	35,118
Deferred tax assets, noncurrent	48,673	52,149
Other assets, noncurrent	536	6,012
Total assets	$358,407	$324,611
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,759	$37,093
Accrued liabilities	42,271	36,878
Deferred revenue	73	761
Other liabilities	6,734	8,967
Total current liabilities	85,837	83,699
Operating lease liabilities, noncurrent	8,692	—
Other liabilities, noncurrent	7,934	18,083
Total liabilities	102,463	101,782
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 52,209,813 and 50,518,460 shares issued and outstanding at June 30, 2020 and June 30, 2019	52	50
Additional paid-in capital	304,650	289,768
Accumulated other comprehensive loss	(237)	(366)
Accumulated deficit	(48,521)	(66,623)
Total stockholders' equity	255,944	222,829
Total liabilities and stockholders' equity	$358,407	$324,611

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2020	2019	2018
Net revenue	$490,339	$455,154	$404,358
Cost of revenue (1)	437,864	393,509	345,947
Gross profit	52,475	61,645	58,411
Operating expenses: (1)
Product development	14,206	12,329	13,805
Sales and marketing	8,876	8,755	10,414
General and administrative	23,188	29,834	18,556
Operating income	6,205	10,727	15,636
Interest income	230	290	181
Interest expense	(696)	(367)	—
Other income, net	12,947	69	687
Income before income taxes	18,686	10,719	16,504
(Provision for) benefit from income taxes	(584)	51,761	(574)
Net income	$18,102	$62,480	$15,930

Net income per share:
Basic	$0.35	$1.26	$0.34
Diluted	$0.34	$1.18	$0.32

Weighted-average shares used in computing net income per share:
Basic	51,529	49,581	46,417
Diluted	53,387	52,754	49,872

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$8,569	$7,354	$3,982
Product development	1,819	1,606	1,949
Sales and marketing	1,701	1,358	1,222
General and administrative	4,628	3,810	3,029

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended June 30,
	2020	2019	2018
Net income	$18,102	$62,480	$15,930
Other comprehensive income:
Foreign currency translation adjustment	129	14	83
Total other comprehensive income	129	14	83
Comprehensive income	$18,231	$62,494	$16,013

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2017	45,435,836	$45	—	$—	$263,533	$(463)	$(145,033)	$118,082
Issuance of common stock upon exercise of stock options	1,465,265	1	—	—	11,114	—	—	11,115
Release of restricted stock, net of share settlement	1,338,624	2	—	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	—	10,250	—	—	10,250
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(6,487)	—	—	(6,487)
Repurchase of common stock	—	—	(93,341)	(647)	—	—	—	(647)
Retirement of treasury stock	(93,341)	—	93,341	647	(647)	—	—	—
Net income	—	—	—	—	—	—	15,930	15,930
Other comprehensive income	—	—	—	—	—	83	—	83
Balance at June 30, 2018	48,146,384	$48	—	$—	$277,761	$(380)	$(129,103)	$148,326
Issuance of common stock upon exercise of stock options	1,147,124	1	—	—	7,701	—	—	7,702
Release of restricted stock, net of share settlement	1,224,952	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	14,198	—	—	14,198
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(9,891)	—	—	(9,891)
Net income	—	—	—	—	—	—	62,480	62,480
Other comprehensive income	—	—	—	—	—	14	—	14
Balance at June 30, 2019	50,518,460	$50	—	$—	$289,768	$(366)	$(66,623)	$222,829
Issuance of common stock upon exercise of stock options	777,854	1	—	—	4,478	—	—	4,479
Release of restricted stock, net of share settlement	913,499	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	16,781	—	—	16,781
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(6,376)	—	—	(6,376)
Net income	—	—	—	—	—	—	18,102	18,102
Other comprehensive income	—	—	—	—	—	129	—	129
Balance at June 30, 2020	52,209,813	$52	—	$—	$304,650	$(237)	$(48,521)	$255,944

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$18,102	$62,480	$15,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,476	8,975	7,767
Provision for sales returns and doubtful accounts receivable	625	9,343	525
Stock-based compensation	16,717	14,128	10,182
Non-cash lease expense	259	—	—
Deferred income taxes	3,546	(52,019)	(51)
Gain on divestitures of businesses, net	(13,578)	—	—
Other adjustments, net	315	610	(1,108)
Changes in assets and liabilities:
Accounts receivable	11,354	(8,321)	(24,958)
Prepaid expenses and other assets	(8,136)	(545)	1,910
Other assets, noncurrent	5,508	634	1,096
Accounts payable	103	4,534	7,350
Accrued liabilities	1,173	(3,368)	8,489
Deferred revenue	178	46	(411)
Other liabilities, noncurrent	(34)	1,468	258
Net cash provided by operating activities	47,608	37,965	26,979
Cash Flows from Investing Activities
Capital expenditures	(1,962)	(1,972)	(610)
Business acquisitions, net	(2,000)	(32,737)	(14,154)
Internal software development costs	(2,291)	(2,336)	(2,146)
Proceeds from divestitures of businesses, net of cash divested	15,096	—	—
Other investing activities	25	56	1,061
Net cash provided by (used in) investing activities	8,868	(36,989)	(15,849)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	4,092	7,789	11,028
Payment of withholding taxes related to release of restricted stock, net of share settlement	(6,376)	(9,891)	(6,487)
Post-closing payments and contingent consideration related to acquisitions	(9,348)	(1,952)	—
Repurchases of common stock	—	—	(647)
Net cash (used in) provided by financing activities	(11,632)	(4,054)	3,894
Effect of exchange rate changes on cash, cash equivalents and restricted cash	143	26	105
Net increase (decrease) in cash, cash equivalents and restricted cash	44,987	(3,052)	15,129
Cash, cash equivalents and restricted cash at beginning of period	62,536	65,588	50,459
Cash, cash equivalents and restricted cash at end of period	$107,523	$62,536	$65,588
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$107,509	$62,522	$64,700
Restricted cash included in other assets, noncurrent	14	14	888
Total cash, cash equivalents and restricted cash	$107,523	$62,536	$65,588
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	373	334	245
Supplemental Disclosure of Noncash Investing and Financing Activities
Post-closing payments unpaid at acquisition date (See Note 6)	—	17,893	—
Contingent consideration unpaid at acquisition date (See Note 6)	—	5,058	—
Purchases of property and equipment included in accrued liabilities	72	230	215
Retirement of treasury stock	—	—	(647)

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

Additionally, the COVID-19 pandemic is a factor which may cause actual results to differ from estimates. COVID-19 is contributing to a general slowdown in the global economy and may affect the Company’s business, results of operations, financial condition, and future strategic plans. At this time, the extent to which the COVID-19 may impact the Company’s financial condition or results of operations is uncertain.

Revenue Recognition

The Company derives revenue primarily from fees earned through the delivery of qualified clicks, leads, inquiries, calls, applications, customers and, to a lesser extent, display advertisements, or impressions. The Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606, Revenue from Contracts with Customers: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

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

Separately from the agreements the Company has with clients, the Company has agreements with Internet search companies, third-party publishers and strategic partners that we engage with to generate targeted marketing results for its clients. The Company receives a fee from its clients and separately pays a fee to the Internet search companies, third-party publishers and strategic partners. The Company is the principal in the transaction. As a result, the fees paid by its clients are recognized as revenue and the fees paid to its Internet search companies, third-party publishers and strategic partners are included in cost of revenue.

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. In fiscal years 2020, 2019 and 2018, the Company had one client, The Progressive Corporation, that accounted for 21%, 22% and 23% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2020, 2019 and 2018.

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its clients, does not require collateral, and maintains allowances for potential credit losses on client accounts when deemed necessary. The Company had one client, The Progressive Corporation, that accounted for 17% and 11% of net accounts receivable as of June 30, 2020 and June 30, 2019. No other clients accounted for 10% or more of net accounts receivable as of June 30, 2020 or 2019.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the development of website content are included within cost of revenue in the Company’s consolidated statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized internal software development costs of $1.1 million, $2.3 million and $2.0 million in fiscal years 2020, 2019 and 2018. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations.

Leases

Effective July 1, 2019, the Company adopted ASC 842, Leases (ASC 842) which requires the recognition of lease liabilities and right-of-use (“ROU”) assets on the consolidated balance sheets, while recognizing expenses on the consolidated income statements in a manner similar to the legacy guidance. The Company applied the provisions of ASC 842 using the modified transition approach to all leases existing at the date of initial application and not restating comparative periods.

Under ASC 842, at the commencement date of a lease, the Company recognizes lease liabilities which represent its obligation to make lease payments, and ROU assets which represent its right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Lease liabilities are recorded in accrued liabilities and operating lease liabilities, noncurrent. ROU assets are recorded in operating lease right-of-use assets.

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

The Company performs its annual goodwill impairment test on April 30 and conducts a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers the impact of key factors such as changes in the general economic conditions including the impact of COVID-19, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. The Company had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2020 and 2019. Based on the results of the qualitative assessment completed as of April 30, 2020 and 2019, there were no indicators of impairment.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2020 and 2019, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 5.8 years as of June 30, 2020.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to record deferred taxes. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net loss carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company regularly assesses the realizability of our deferred tax assets. Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need, or continued need, for a valuation allowance the Company considers, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, forecasts of future profitability, and the duration of statutory carryforward periods. The Company’s judgments regarding future profitability may change due to future market conditions including the impact of COVID-19, changes in U.S. or international tax laws and other factors.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s comprehensive income and accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total accumulated other comprehensive loss is disclosed as a separate component of stockholders’ equity.

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

The Company recognizes stock-based compensation expense for options and service-based RSUs using the straight-line method, and for performance-based RSUs and market-based RSUs using the graded vesting method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant. On an annual basis, the Company assesses changes to its estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to the forfeiture rates, if any, is recognized in the period that change is made. See Note 14, Stock Benefit Plans, for additional information regarding stock-based compensation.

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2020, 2019 or 2018.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Leases. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued new accounting standard update on leases, which requires the recognition of lease liabilities and ROU assets on the consolidated balance sheets, while recognizing expenses on the consolidated income statements in a manner similar to legacy guidance. The Company adopted the new standard as of July 1, 2019 using the modified transition approach to all leases existing at the date of initial application and not restating comparative periods. The primary impact of adopting the new standard was the recognition of lease liabilities of $16.7 million and ROU assets of $13.1 million for operating leases in the first quarter of fiscal year 2020, which included reclassifying deferred rent as a component of the ROU assets. The Company's adoption of the new standard had no material impact on its consolidated statement of operations and cash flows.

The Company elected certain transition practical expedients, which allows the Company not to reassess (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date and (iii) initial direct costs for any existing leases as of the adoption date. In addition, the Company has elected not to recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less. See Note 11, Leases, for further information regarding the impact of adoption of the standard on the Company’s consolidated financial statements.

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

3. Revenue

Disaggregation of Revenue

The following table shows the Company’s net revenue disaggregated by vertical (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Net revenue:
Financial services	$370,136	$330,384	$283,114
Education	61,212	68,473	77,261
Other	58,991	56,297	43,983
Total net revenue	$490,339	$455,154	$404,358

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	June 30,
	2020	2019
Deferred revenue	$73	$761
Client deposits	700	661
Total	$773	$1,422

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during fiscal year 2020 related to advance consideration received from clients of $8.2 million, offset by revenue recognized of $7.9 million, and derecognition of deferred revenue of $0.9 million upon divestiture of the business-to-business technology (“B2B”) client vertical. See Note 7, Divestitures, for more information.

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

The following table presents the calculation of basic and diluted net income per share:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$18,102	$62,480	$15,930
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	51,529	49,581	46,417
Diluted:
Weighted average shares of common stock used in computing basic net income per share	51,529	49,581	46,417
Weighted average effect of dilutive securities:
Stock options	1,054	1,724	1,334
Restricted stock units	804	1,449	2,121
Weighted average shares of common stock used in computing diluted net income per share	53,387	52,754	49,872
Net income per share:
Basic	$0.35	$1.26	$0.34
Diluted	$0.34	$1.18	$0.32
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	1,104	118	1,129

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

5. Fair Value Measurements

The following tables present the fair value of our financial instruments:

	June 30, 2020				June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,668	$—	$—	$1,668	$11,206	$—	$—	$11,206
Total	$1,668	$—	$—	$1,668	$11,206	$—	$—	$11,206
Liabilities:
Post-closing payments related to acquisitions	$—	$9,045	$—	$9,045	$—	$16,259	$—	$16,259
Contingent consideration related to acquisitions	—	—	3,170	3,170	—	—	5,058	5,058
Total	$—	$9,045	$3,170	$12,215	$—	$16,259	$5,058	$21,317

Reported as:
Cash and cash equivalents				$1,668				$11,206
Other Liabilities:
Current				$6,734				$8,967
Noncurrent				5,481				12,350
Total				$12,215				$21,317

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

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of June 30, 2018	$—
Additions related to acquisitions (initial measurement)	5,058
Balance as of June 30, 2019	5,058
Change in fair value during the period	—
Payments made during the period	(1,888)
Balance as of June 30, 2020	$3,170

6. Acquisitions

Fiscal Year 2019 Acquisitions

AmOne Corp.

On October 1, 2018, the Company completed the purchase of AmOne, an online performance marketing company in the financial services client vertical, to broaden its publisher and customer relationships. In exchange for all the outstanding shares of AmOne, the Company paid $23.0 million in cash upon closing (including $2.7 million cash for net assets acquired subject to post-closing adjustments) and will make $8.0 million in post-closing payments, payable in cash in equal semi-annual installments over a two year period, with the first installment paid six months following the date of closing.

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

MyBankTracker.com, LLC

On May 14, 2019, the Company completed the purchase of MBT, a leading personal finance website to broaden its customer relationships. In exchange for all the outstanding shares of MBT, the Company paid $4.5 million in cash upon closing (including $1.5 million cash for net assets acquired) and will make a series of future payments following the acquisition date. The $4.0 million post-closing payments are payable in cash in equal semi-annual installments over a two year period, with the first installment paid twelve months following the date of closing. The contingent consideration is calculated semi-annually for the preceding six months beginning on December 31, 2019 and ending on June 30, 2023. In the third quarter of fiscal year 2020, the Company reached an agreement with the seller and paid off the outstanding balance owed with respect to the contingent consideration.

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

The following table summarizes the final allocation of purchase price and the estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

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

As of June 30, 2020, the Company has finalized the allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, upon completion of the measurement period for all the acquisitions completed in fiscal year 2019.

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
7. Divestitures

Business-to-Business Technology Client Vertical

On February 14, 2020, as a result of the Company’s decision to narrow its focus to its best performing businesses and market opportunities, the Company entered into an agreement with a third party to sell its B2B client vertical for a purchase price of $12.9 million. The purchase price consisted of $10.0 million in upfront cash consideration and $2.9 million in a secured promissory note, receivable in equal monthly installments over a 12 month period. The Company recognized a gain of $12.0 million within other income, net on the Company’s consolidated statements of operations upon the divestiture of this business in the third quarter of fiscal year 2020.

Mortgage Business

On April 30, 2020, the Company entered into an agreement with a third party to sell its mortgage business for total cash consideration of $3.3 million. The Company recognized a gain of $2.8 million within other income, net on the Company’s consolidated statements of operations upon the divestiture of this business in the fourth quarter of fiscal year 2020.

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

8. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2020	2019
Accounts receivable	$74,649	$85,926
Less: Allowance for doubtful accounts	(10,177)	(10,298)
Total	$64,472	$75,628

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2020	2019
Prepaid expenses	$9,001	$3,504
Income tax receivable	3,798	1,043
Other assets	792	681
Total	$13,591	$5,228

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million. The payment is being amortized on a straight-line basis over the life of the contract and is assessed for impairment annually. As of June 30, 2020, the Company had recorded $5.3 million within prepaid expenses and other assets on the Company’s consolidated balance sheet as the Company expected to receive payment for the residual balance within the next 12 months. As of June 30, 2019, the Company had recorded $1.0 million within prepaid expenses and other assets and $5.3 million within other assets, noncurrent on the Company’s consolidated balance sheet. Amortization expense was $1.0 million, $1.0 million and $1.0 million for fiscal years 2020, 2019 and 2018.

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2020	2019
Computer equipment	$12,763	$12,328
Software	11,751	11,605
Furniture and fixtures	3,060	3,156
Leasehold improvements	2,842	2,838
Internal software development costs	36,993	35,941
Total property plant and equipment, gross	67,409	65,868
Less: Accumulated depreciation and amortization	(61,752)	(60,458)
Total property plant and equipment, net	$5,657	$5,410

Depreciation expense was $1.3 million, $1.1 million and $1.5 million for fiscal years 2020, 2019 and 2018. Amortization expense related to internal software development costs was $2.4 million, $2.3 million and $2.8 million for fiscal years 2020, 2019 and 2018.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2020	2019
Accrued media costs	$31,948	$30,429
Accrued professional service and other business expenses	8,066	4,916
Accrued compensation and related expenses	2,257	1,533
Total	$42,271	$36,878

9. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2020			June 30, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$61,324	$(36,213)	$25,111	$70,300	$(40,663)	$29,637
Content	55,430	(55,430)	—	60,964	(60,940)	24
Website/trade/domain names	23,059	(20,717)	2,342	33,546	(30,218)	3,328
Acquired technology and others	27,941	(27,220)	721	39,400	(37,271)	2,129
Total	$167,754	$(139,580)	$28,174	$204,210	$(169,092)	$35,118

Amortization of intangible assets was $7.8 million, $5.6 million and $3.5 million for fiscal years 2020, 2019 and 2018.

Future amortization expense for the Company’s intangible assets as of June 30, 2020 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2021	$6,610
2022	5,509
2023	4,913
2024	4,016
2025	3,605
Thereafter	3,521
Total	$28,174

Goodwill

The changes in the carrying amount of goodwill for fiscal years 2020 and 2019 were as follows (in thousands):

Goodwill
Balance at June 30, 2018	$62,283
Additions(1)	20,261
Balance at June 30, 2019	82,544
Additions(2)	1,100
Disposals(3)	(2,967)
Balance at June 30, 2020	$80,677

(1)  Represents goodwill acquired associated with the business acquisitions completed in fiscal year 2019. See Note 6, Acquisitions, for more information.

(2) Represents goodwill acquired associated with an insignificant business acquisition completed in the third quarter of fiscal year 2020.

(3)  Represents goodwill disposed associated with the business divestitures completed in fiscal year 2020. See Note 7, Divestitures, for more information.

10. Income Taxes

The components of income before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
US	$17,824	$10,316	$17,218
Foreign	862	403	(714)
Total	$18,686	$10,719	$16,504

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Current:
Federal	$—	$—	$(2)
State	(3,110)	193	479
Foreign	218	255	210
Total current (benefit from) provision for income taxes	(2,892)	448	687
Deferred:
Federal	2,504	(45,201)	(113)
State	972	(7,008)	—
Foreign	—	—	—
Total deferred provision for (benefit from) income taxes	3,476	(52,209)	(113)
Total provision for (benefit from) income taxes	$584	$(51,761)	$574

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income before income taxes was as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Federal tax rate	21.0%	21.0%	27.6%
States taxes, net of federal benefit	(11.4)%	(69.3)%	(1.4)%
Foreign rate differential	2.1%	0.3%	0.3%
Stock-based compensation expense	(8.7)%	(48.9)%	(20.8)%
Change in valuation allowance	(2.4)%	(397.8)%	(151.3)%
Research and development credits	(4.1)%	(8.5)%	(4.8)%
Federal tax rate change impact	—	—	146.3%
Disqualified compensation expense	5.3%	16.5%	5.7%
Uncertain tax position	1.8%	2.8%	1.4%
Business divestitures	(1.3)%	—	—
Other	0.8%	1.0%	0.5%
Effective income tax rate	3.1%	(482.9)%	3.5%

The benefit from state taxes, net of federal benefit, of 11.4% related to an expected tax refund of $3.1 million to be received from the California Franchise Tax Board, based on a settlement reached in the third quarter of fiscal year 2020.

The components of the long-term deferred tax assets and liabilities, net were as follows (in thousands):

	June 30,
	2020	2019
Noncurrent deferred tax assets:
Reserves and accruals	$3,973	$3,695
Stock-based compensation expense	3,441	3,319
Intangible assets	8,620	18,085
Net operating loss	30,953	27,818
Fixed assets	59	47
Tax credits	8,852	7,474
Operating lease right-of-use assets	884	—
Other	237	57
Total noncurrent deferred tax assets	57,019	60,495
Valuation allowance - long-term	(7,523)	(8,346)
Noncurrent deferred tax assets, net	49,496	52,149

Noncurrent deferred tax liabilities:
Operating lease liabilities	(823)	—
Noncurrent deferred tax liabilities	(823)	—

Total deferred tax assets, net	$48,673	$52,149

The Company recorded a valuation allowance against the majority of the Company’s deferred tax assets at the end of fiscal year 2014. In the second quarter of fiscal year 2019, due to the preponderance of positive evidence, including the Company’s cumulative profit before taxes and future forecasts of continued profitability in the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed. Accordingly, the Company released the valuation allowance for the majority of its federal and state deferred tax assets. The Company continues to maintain a valuation allowance related to its deferred tax assets for its foreign entity and California research and development tax credits. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

As of June 30, 2020 and 2019, the Company had a federal operating loss carryforward of approximately $120.8 million and $102.0 million. As of June 30, 2020 and 2019, the Company’s state operating loss carryforward was approximately $72.6 million and $64.0 million. With the exception of $35.2 million of federal net operating losses which can be carried forward indefinitely, the federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2037. The operating loss carryforward in the India jurisdiction was approximately $5.5 million which will begin to expire on June 30, 2021. The Company has federal and California research and development tax credit carry-forwards of approximately $5.1 million and $8.3 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2034, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

On June 29, 2020, Governor Newsom signed into law Assembly Bill 85 (“AB 85”). Key provisions of this assembly bill include the suspension of net operating loss (“NOL”) utilization for corporations with at least $1.0 million of net business income or modified adjusted gross income subject to the tax imposed under the California Revenue & Taxation Code. Suspended NOL will receive an extended carryover period for the amount that was disallowed. The AB 85 NOL suspension is effective for taxable years beginning on or after January 1, 2020, and before January 1, 2023. AB 85 also imposes a credit utilization limit of $5.0 million. This credit limit shall apply to the “total of all business credits otherwise allowable” including carryovers. Corporations filing combined returns are limited to $5.0 million for all taxpayers included in the combined report. There is no impact expected related to the passage of AB 85 on the Company as it is currently and has historically been generating net operating losses for tax.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Balance at the beginning of the year	$3,727	$3,256	$2,838
Gross increases - current period tax positions	406	467	429
Gross increases - prior period tax positions	106	10	70
Gross decreases - prior period tax positions	—	—	—
Reductions as a result of lapsed statute of limitations	(3)	(6)	(81)
Balance at the end of the year	$4,236	$3,727	$3,256

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s (provision for) benefit from income taxes. As of June 30, 2020, the Company has accrued $1.3 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as a noncurrent liability in the Company’s consolidated balance sheet.

As of June 30, 2020, unrecognized tax benefits of $2.3 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions and is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2013. As of June 30, 2020, the tax years 2014 through 2018 remain open in the U.S., the tax years 2013 through 2018 remain open in the various state jurisdictions, and the tax years 2015 through 2018 remain open in various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.

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

The components of lease expense for fiscal year 2020 were as follows (in thousands):

Fiscal Year Ended
June 30, 2020
Operating lease expense	$3,940
Short-term lease expense	1,119
Variable lease expense (1)	580
Total lease expense	$5,639

(1)	Variable lease expense for fiscal year 2020 primarily included common area maintenance charges.

Rent expense for fiscal years 2019 and 2018 was $3.9 million and $3.4 million, which was recognized using the straight-line method over the term of a lease in accordance with the previous lease accounting standard.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

Fiscal Year Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,675

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$423

Weighted average remaining lease term - operating leases	3.2 years
Weighted average discount rate - operating leases	4.6%

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

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2021	$4,492
2022	4,322
2023	3,884
2024	1,789
2025	18
Total minimum lease payments	$14,505
Less imputed interest	(1,600)
Present value of net minimum lease payments	$12,905
Operating lease liabilities:
Current	4,213
Noncurrent	8,692
Total	$12,905

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.2 million as of June 30, 2020, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

As disclosed in the Company’s fiscal year 2019 Annual Report on Form 10-K and under the previous lease accounting standard, the future annual minimum lease payments under noncancelable operating leases as of June 30, 2019 were as follows (in thousands):

Operating
Fiscal Year Ending June 30,	Leases
2020	$3,529
2021	4,263
2022	4,234
2023	3,801
2024	1,312
Thereafter	176
Total	$17,315

12. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2020 and June 30, 2019.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2020 and June 30, 2019.

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

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to

966,000 shares. Under this program, no repurchases were made during fiscal years 2020 and 2019. During fiscal year 2018, the Company repurchased and retired 62,364 shares of its common stock at a weighted-average price of $8.36 per share, excluding a broker commission of $0.03 per share, at a total cost of $0.5 million. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. As of June 30, 2020, the number of shares that remains available for repurchase is 903,636 shares.

Retirement of Treasury Stock

There were no shares that were retired in fiscal years 2020 and 2019. In fiscal year 2018, the Company retired 93,341 shares of its common stock with a carrying value of $0.6 million. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

14. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2020, 2019 and 2018, the Company recorded stock-based compensation expense of $16.7 million, $14.1 million and $10.2 million. In fiscal years 2020 and 2019, the Company recognized tax benefits related to stock-based compensation of $1.6 million and $5.2 million, which are reflected in the Company’s (provision for) benefit from income taxes. There were no tax benefits realized in fiscal year 2018 due to the Company’s full valuation allowance.

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

Prior to fiscal year 2016, the Company granted service-based RSUs. In fiscal year 2016, the Company also began granting market-based RSUs that requires the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In fiscal year 2019, the Company began granting to employees performance-based RSUs that vest variably subject to the achievement of performance targets, consisting of both revenue growth and adjusted EBITDA targets. The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs, and performance-based RSUs under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. RSUs generally vest over four years of continuous service, with 25 percent of the RSUs vesting on the one-year anniversary of the date of grant and 6.25% vesting quarterly thereafter for the next 12 quarters, subject to any performance or stock price targets.

An aggregate of 23,125,612 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2020, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance was increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 15,841,496 shares available for issuance under the 2010 Incentive Plan as of June 30, 2020.

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

An aggregate of 4,598,838 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2020. This amount was increased annually through July 1, 2019, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 2,481,050 shares available for issuance under the Directors’ Plan as of June 30, 2020.

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

The weighted-average Black-Scholes model assumptions and the weighted-average grant date fair value of stock options in fiscal years 2020, 2019 and 2018 were as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Expected term (in years)	4.3	4.4	4.6
Expected volatility	58%	56%	48%
Expected dividend yield	—	—	—
Risk-free interest rate	1.4%	2.5%	1.9%
Grant date fair value	$5.30	$6.86	$2.09

There were no market-based RSU grants during fiscal years 2020 and 2019. The weighted-average Monte Carlo simulation model assumptions in fiscal year 2018 were as follows:

Fiscal Year Ended
June 30, 2018
Expected term (in years)	4.0
Expected volatility	50%
Expected dividend yield	—
Risk-free interest rate	2.4%
Grant date fair value	$7.66

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans in fiscal years 2020 and 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2018	3,513,963	$5.65	4.18	$24,989
Granted	81,029	14.52
Exercised	(1,147,124)	6.71
Forfeited	(28,349)	4.64
Expired	(7,797)	11.17
Outstanding at June 30, 2019	2,411,722	$5.44	3.64	$25,123
Granted	39,010	11.42
Exercised	(777,854)	5.76
Forfeited	(68,750)	9.17
Expired	(7,275)	10.01
Outstanding at June 30, 2020	1,596,853	$5.25	3.18	$8,892
Vested and expected-to-vest at June 30, 2020 (1)	1,582,998	$5.23	3.17	$8,841
Vested and exercisable at June 30, 2020	1,257,570	$5.08	2.92	$7,213

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes outstanding and exercisable stock options by range of exercise price as of June 30, 2020:

	Options Outstanding			Options Exercisable
Range or Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.40 - $3.40	50,000	3.59	$3.40	41,666	$3.40
$3.59 - $3.59	354,167	3.42	$3.59	306,771	$3.59
$3.63 - $3.63	326,149	3.08	$3.63	303,544	$3.63
$3.91 - $3.91	75,000	1.34	$3.91	75,000	$3.91
$4.01 - $4.01	313,770	3.95	$4.01	155,956	$4.01
$4.31 - $5.65	165,066	1.90	$4.90	154,649	$4.93
$5.80 - $9.55	160,419	3.08	$7.69	116,668	$7.16
$10.75 - $15.64	145,294	3.45	$14.10	99,309	$14.76
$15.72 - $15.72	2,389	5.87	$15.72	2,389	$15.72
$18.35 - $18.35	4,599	5.57	$18.35	1,618	$18.35
$3.40 - $18.35	1,596,853	3.18	$5.25	1,257,570	$5.08

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised in fiscal years 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Intrinsic value	$6,145	$9,749	$6,440
Cash received	4,480	7,702	11,115
Tax benefit	894	1,399	—

As of June 30, 2020, there was $0.8 million of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted-average period of 1.2 years.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans in fiscal years 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2018	2,667,527	$4.33	0.86	$33,878
Granted	1,042,354	13.96
Vested	(1,638,840)	4.35
Forfeited	(69,035)	8.68
Outstanding at June 30, 2019	2,002,006	$9.06	1.10	$31,732
Granted	959,740	15.57
Vested	(1,018,624)	8.66
Forfeited	(146,366)	12.86
Outstanding at June 30, 2020	1,796,756	$12.37	1.11	$18,794

As of June 30, 2020, there was $15.5 million of total unrecognized compensation expense related to service-based RSUs.

Market-Based Restricted Stock Unit Activity

The following table summarizes the market-based RSU activity under the 2010 Incentive Plan in fiscal years 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2018	498,268	$4.89	0.96	$6,328
Granted	—	—
Vested	(273,941)	4.86
Forfeited	(28,229)	4.61
Outstanding at June 30, 2019	196,098	$5.00	0.68	$3,108
Granted	—	—
Vested	(107,743)	4.48
Forfeited	(15,387)	7.36
Outstanding at June 30, 2020	72,968	$5.61	0.52	$763

As of June 30, 2020, the total unrecognized compensation expense related to market-based RSUs was immaterial.

Performance-Based Restricted Stock Unit Activity

The following table summarizes the performance-based RSU activity under the 2010 Incentive Plan in fiscal years 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2018	—	$—	—	$—
Granted	742,547	15.85
Vested	—	—
Forfeited	(25,935)	15.85
Outstanding at June 30, 2019	716,612	$15.85	1.36	$11,358
Granted	752,671	10.46
Vested	(290,929)	16.25
Forfeited	(80,712)	13.89
Outstanding at June 30, 2020	1,097,642	$12.37	1.30	$11,481

As of June 30, 2020, there was $4.8 million of total unrecognized compensation expense related to performance-based RSUs.

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Net revenue:
United States	$475,208	$445,957	$395,880
International	15,131	9,197	8,478
Total net revenue	$490,339	$455,154	$404,358

	June 30,
	2020	2019
Property and equipment, net:
United States	$5,477	$5,149
International	180	261
Total property and equipment, net	$5,657	$5,410

	June 30,
	2020	2019
Other intangible assets, net:
United States	$28,174	$35,044
International	—	74
Total other intangible assets, net	$28,174	$35,118

16. Subsequent Events

On July 1, 2020, the Company completed the acquisition of Modernize, Inc. (“Modernize”), a leading home improvement performance marketing company in the home services client vertical, to broaden its customer and media relationships. In exchange for all the outstanding shares of Modernize, the Company paid $43.9 million in cash upon closing (including $3.9 million cash for net assets acquired subject to post-closing adjustments) and will make $27.5 million in post-closing payments, payable in cash in equal annual installments over a five year period. The Company expects to account for this transaction as a business combination. The initial accounting, including the identification and allocation of consideration to assets acquired and liabilities assumed, is not complete given the proximity of the acquisition to the financial statement filing date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosures and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2020.

The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2020.

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

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue (1)	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts
Fiscal year 2018	$1,950	$525	$(650)	$1,825
Fiscal year 2019 (2)	$1,625	$9,342	$(669)	$10,298
Fiscal year 2020	$10,298	$630	$(751)	$10,177

Deferred tax asset valuation allowance
Fiscal year 2018	$81,964	$(24,767)	$—	$57,197
Fiscal year 2019	$57,197	$571	$(49,422)	$8,346
Fiscal year 2020	$8,346	$(784)	$(39)	$7,523

(1)	Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales returns are charged against revenue.

(2)

In fiscal year 2019, the Company adopted ASC 606 which requires allowance for sales returns to be classified as a liability. Accordingly, the balance as of July 1, 2018 excludes an allowance for sales returns of $0.2 million.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.	8-K	001-34628	2.1	November 8, 2010

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-163228	3.2	December 22, 2009

3.2	Bylaws.	S-1/A	333-163228	3.4	December 22, 2009

4.1	Form of QuinStreet, Inc.’s Common Stock Certificate.	S-1/A	333-163228	4.1	January 14, 2010

10.1+	QuinStreet, Inc. 2008 Equity Incentive Plan.	S-1	333-163228	10.1	November 19, 2009

10.2+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).	S-1	333-163228	10.2	November 19, 2009

10.3+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).	S-1	333-163228	10.3	November 19, 2009

10.4+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).	S-1	333-163228	10.4	November 19, 2009

10.5+	QuinStreet, Inc. 2010 Equity Incentive Plan.	S-8	333-165534	99.9	March 17, 2010

10.6+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).	S-8	333-165534	99.10	March 17, 2010

10.7+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).	S-8	333-165534	99.11	March 17, 2010

10.8+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.8	August 23, 2012

10.9+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.9	August 23, 2012

10.10+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).	10-K	001-34628	10.10	August 20, 2013

10.11+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.12	March 17, 2010

10.12+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.13	March 17, 2010

10.13+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.14	March 17, 2010

10.15+	Annual Incentive Plan.	S-1/A	333-163228	10.12	January 14, 2010

10.16	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.	10-Q	001-34628	10.1	November 8, 2011

10.17	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Guaranty dated as of February 15, 2013.	10-Q	001-34628	10.1	February 15, 2013

10.18	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.	10-Q	001-34628	10.1	May 12, 2010

10.19+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.	S-1/A	333-163228	10.19	January 26, 2010

10.20	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.	8-K	001-34628	10.1	June 27, 2012

10.21	License and Investment Agreement by and among QuinStreet, Inc., Bronwyn Syiek and TownB Corporation dated August 23, 2012.	10-K	001-34628	10.19	August 23, 2012

10.23	Transition Agreement dated September 18, 2013 between the Company and Scott Mackley.	8-K	001-34628	10.1	September 19, 2013

10.24	Transition Agreement dated September 18, 2013 between the Company and Bronwyn Syiek.	8-K	001-34628	10.2	September 19, 2013

10.26	Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of July 17, 2014, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	July 22, 2014

10.27+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.27	September 12, 2014

10.28+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.	10-Q	001-34628	10.1	February 6, 2015

10.29	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	June 12, 2015

10.30+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.30	August 19, 2015

10.31	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.	10-Q	001-34628	10.1	February 9, 2016

10.32	Form of Change in Control Severance Agreement.	10-Q	001-34628	10.1	November 9, 2016

10.33+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.33	September 8, 2017

10.34+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.34	September 8, 2017

10.35	Amended Office Lease Metro Center, dated February 25, 2010 between the registrant and CA-Metro Center Limited Partnership	10-K	001-34628	10.35	September 12, 2018

10.36#	Share Purchase Agreement between QuinStreet, Inc., AmOne Corp., and Rod Romero dated October 1, 2018.	8-K	001-34628	2.1	October 5, 2018

10.37+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for non-executive officer employees).	10-Q	001-34628	10.36	November 9, 2018

10.38+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for executive officer).	10-Q	001-34628	10.37	November 9, 2018

10.39+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for employees with a Change in Control Severance Agreement).	10-Q	001-34628	10.38	November 9, 2018

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
#

The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. QuinStreet, Inc. will furnish copies of such schedules to the SEC upon its request; provided, however, that QuinStreet, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2020.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and	August 28, 2020
Douglas Valenti	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer	August 28, 2020
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Matthew Glickman	Director	August 28, 2020
Matthew Glickman

/s/ Stuart Huizinga	Director	August 28, 2020
Stuart Huizinga

/s/ Robin Josephs	Director	August 28, 2020
Robin Josephs

/s/ David Pauldine	Director	August 28, 2020
David Pauldine

/s/ Gregory Sands	Director	August 28, 2020
Gregory Sands

/s/ Andrew Sheehan	Director	August 28, 2020
Andrew Sheehan

/s/ James Simons	Director	August 28, 2020
James Simons