Form 10-Q
period 2020-09-30
QUINSTREET, INC
filed 2020-11-06
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of common stock outstanding as of November 4, 2020: 52,893,279

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$102,244	$107,509
Accounts receivable, net of allowances of $10,442 and $10,177 as of September 30, 2020 and June 30, 2020, respectively	69,131	64,472
Prepaid expenses and other assets	13,467	13,591
Total current assets	184,842	185,572
Property and equipment, net	6,117	5,657
Operating lease right-of-use assets	13,921	9,118
Goodwill	115,916	80,677
Other intangible assets, net	58,619	28,174
Deferred tax assets, noncurrent	36,273	48,673
Other assets, noncurrent	1,424	536
Total assets	$417,112	$358,407

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,596	$36,759
Accrued liabilities	44,325	42,271
Deferred revenue	338	73
Other liabilities	12,339	6,734
Total current liabilities	104,598	85,837
Operating lease liabilities, noncurrent	12,120	8,692
Other liabilities, noncurrent	27,106	7,934
Total liabilities	143,824	102,463
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 52,773,842 and 52,209,813 shares issued and outstanding at September 30, 2020 and June 30, 2020	53	52
Additional paid-in capital	307,350	304,650
Accumulated other comprehensive loss	(275)	(237)
Accumulated deficit	(33,840)	(48,521)
Total stockholders' equity	273,288	255,944
Total liabilities and stockholders' equity	$417,112	$358,407

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net revenue	$139,269	$126,614
Cost of revenue (1)	122,231	113,189
Gross profit	17,038	13,425
Operating expenses: (1)
Product development	4,891	3,556
Sales and marketing	2,643	2,363
General and administrative	6,581	5,825
Operating income	2,923	1,681
Interest income	22	72
Interest expense	(339)	(212)
Other income (expense), net	16,689	(257)
Income before income taxes	19,295	1,284
Provision for income taxes	(4,614)	(152)
Net income	$14,681	$1,132
Net income per share:
Basic	$0.28	$0.02
Diluted	$0.27	$0.02
Weighted-average shares used in computing net income per share:
Basic	52,492	50,845
Diluted	54,269	53,326

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,201	$2,490
Product development	549	484
Sales and marketing	547	421
General and administrative	1,483	1,253

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net income	$14,681	$1,132
Other comprehensive (loss) income:
Foreign currency translation adjustment	(38)	31
Total other comprehensive (loss) income	(38)	31
Comprehensive income	$14,643	$1,163

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2020	52,209,813	$52	$304,650	$(237)	$(48,521)	$255,944
Issuance of common stock upon exercise of stock options	185,857	—	778	—	—	778
Release of restricted stock, net of share settlement	378,172	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,797	—	—	4,797
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(2,874)	—	—	(2,874)
Net income	—	—	—	—	14,681	14,681
Other comprehensive loss	—	—	—	(38)	—	(38)
Balances at September 30, 2020	52,773,842	$53	$307,350	$(275)	$(33,840)	$273,288

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2019	50,518,460	$50	$289,768	$(366)	$(66,623)	$222,829
Issuance of common stock upon exercise of stock options	260,061	—	1,790	—	—	1,790
Release of restricted stock, net of share settlement	323,818	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,667	—	—	4,667
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(2,358)	—	—	(2,358)
Net income	—	—	—	—	1,132	1,132
Other comprehensive income	—	—	—	31	—	31
Balances at September 30, 2019	51,102,339	$51	$293,866	$(335)	$(65,491)	$228,091

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$14,681	$1,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,133	2,812
(Benefit from) provision for sales returns and doubtful accounts receivable	(95)	129
Stock-based compensation	4,780	4,648
Non-cash lease expense	(169)	(176)
Deferred income taxes	4,525	116
Gain on divestitures of businesses	(16,615)	—
Other adjustments, net	339	212
Changes in assets and liabilities:
Accounts receivable	(296)	884
Prepaid expenses and other assets	(19)	(637)
Accounts payable	8,982	2,998
Accrued liabilities	(2,713)	(2,770)
Deferred revenue	25	78
Other liabilities, noncurrent	—	115
Net cash provided by operating activities	17,558	9,541
Cash Flows from Investing Activities
Capital expenditures	(437)	(544)
Internal software development costs	(696)	(507)
Business acquisitions, net of cash acquired	(40,304)	—
Proceeds from divestitures of businesses	20,730	—
Net cash used in investing activities	(20,707)	(1,051)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,167	1,827
Payment of withholding taxes related to release of restricted stock, net of share settlement	(2,874)	(2,358)
Post-closing payments and contingent consideration related to acquisitions	(348)	—
Net cash used in financing activities	(2,055)	(531)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(61)	36
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,265)	7,995
Cash, cash equivalents and restricted cash at beginning of period	107,523	62,536
Cash, cash equivalents and restricted cash at end of period	$102,258	$70,531
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$102,244	$70,517
Restricted cash included in other assets, noncurrent	14	14
Total cash, cash equivalents and restricted cash	$102,258	$70,531
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	29	32
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	176	75
Post-closing payments unpaid at acquisition date related to Modernize Inc. acquisition (see Note 8)	24,776	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketplace technologies and services for the financial services and home services industries. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education and home services. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States and India. The majority of the Company’s operations and revenue are in North America.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2020 and for the three months ended September 30, 2020 and 2019 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on August 28, 2020. The condensed consolidated balance sheet at June 30, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at September 30, 2020, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income for the three months ended September 30, 2020 and 2019 and condensed consolidated statements of cash flows for the three months ended September 30, 2020 and 2019. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill, long-lived assets, contingencies, credit losses of accounts receivable, and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. In addition, the Company may engage third-party valuation specialists to assist with the preparation of certain of its valuations. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

In addition, the COVID-19 pandemic is a factor which may cause actual results to differ from estimates. COVID-19 is contributing to a general slowdown in the global economy and may affect the Company’s business, results of operations, financial condition, and future strategic plans. At this time, the extent to which the COVID-19 may impact the Company’s financial condition or results of operations is uncertain.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes to our significant accounting policies as of and for the three months ended September 30, 2020, except for the accounting policy for Accounts Receivable and Allowances that was updated as a result of adopting Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326). For more information, refer to “Recently Adopted Accounting Standards”.

Accounts Receivable and Allowances

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its customers and generally does not require collateral. The Company makes estimates of expected credit losses for the allowance for doubtful accounts and allowance for unbilled receivables based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions including the impact of COVID-19, and other factors that may affect its ability to collect from customers. As of September 30, 2020, the Company has recorded $69.1 million of accounts receivable, net of an allowance of $10.4 million. Changes in the allowance were not material for the three months ended September 30, 2020.

Concentrations of Credit Risk

The Company had one client that accounted for 26% and 18% of net revenue for the three months ended September 30, 2020 and 2019. That same client accounted for 17% of net accounts receivable as of September 30, 2020 and June 30, 2020. No other clients accounted for 10% or more of net revenue for the three months ended September 30, 2020 or 2019 or 10% or more of net accounts receivable as of September 30, 2020 or June 30, 2020.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Credit Losses. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the new standard as of July 1, 2020 using the modified retrospective transition method. Upon adoption, the Company updated its impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements. The Company continues to monitor the financial statements implications of the COVID-19 pandemic on expected credit losses.

Fair Value Measurements. In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurement. The Company adopted the new standard as of July 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Pronouncements Not Yet Adopted

Income Taxes. In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The new guidance is effective for the Company in the first quarter of fiscal year 2022 on a prospective basis, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on the consolidated financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or operating results.

3. Revenue

Disaggregation of Revenue

The following table shows the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Net revenue:
Financial Services	$94,213	$92,878
Education	11,587	17,398
Other	33,469	16,338
Total net revenue	$139,269	$126,614

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	September 30,	June 30,
	2020	2020
Deferred revenue	$338	$73
Client deposits	702	700
Total	$1,040	$773

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The increase in the liability balances during the three months ended September 30, 2020 related to advance consideration received from clients of $2.3 million, and recognition of deferred revenue of $0.2 million upon acquisition of Modernize, Inc. (“Modernize”), offset by revenue recognized of $2.2 million. See Note 8, Acquisitions, for further details related to the acquisition.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2020	2019
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$14,681	$1,132
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	52,492	50,845
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	52,492	50,845
Weighted-average effect of dilutive securities:
Stock options	879	1,286
Restricted stock units	898	1,195
Weighted-average shares of common stock used in computing diluted net income per share	54,269	53,326
Net income per share:
Basic	$0.28	$0.02
Diluted	$0.27	$0.02
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive (1)	186	728

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2020				June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,670	$—	$—	$1,670	$1,668	$—	$—	$1,668
Total	$1,670	$—	$—	$1,670	$1,668	$—	$—	$1,668
Liabilities:
Post-closing payments related to acquisitions	$—	$34,159	$—	$34,159	$—	$9,045	$—	$9,045
Contingent consideration related to acquisitions	—	—	2,822	2,822	—	—	3,170	3,170
Total	$—	$34,159	$2,822	$36,981	$—	$9,045	$3,170	$12,215

Reported as:
Cash and cash equivalents				$1,670				$1,668
Other Liabilities:
Current				$12,339				$6,734
Noncurrent				24,642				5,481
Total				$36,981				$12,215

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets and are classified as Level 1 within the fair value hierarchy.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the Company’s acquisition of Modernize completed in the first quarter of fiscal year 2021, and the acquisitions of AmOne Corp (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”) completed in fiscal year 2019. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 8, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of estimated future payments related to the Company’s acquisition of CCM. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue and gross margin that is subject to the contingent consideration payment, a volatility factor applied to net revenue and gross margin based on year-on-year growth in net revenue and gross margin of comparable companies and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue and gross margin, or discount rates would have a material impact on the fair value of the contingent consideration. See Note 8, Acquisitions, for further details related to the acquisition.

The following table represents the change in the contingent consideration during the three months ended September 30, 2020 (in thousands):

Three Months Ended
September 30, 2020
Balance at the beginning of period	$3,170
Changes in fair value during the period	—
Payments made during the period	(348)
Balance at the end of period	$2,822

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Prepaid Expenses and Other Assets

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million, which was being amortized on a straight-line basis over the life of the contract. As of July 1, 2020, the contract was terminated and the unamortized remainder of the upfront cash payment became refundable. The Company had recorded $5.3 million as of September 30, 2020 and June 30, 2020 within prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. Amortization expense was $0.3 million for the three months ended September 30, 2019.

7. Divestitures

As a result of the Company’s decision to narrow its focus to the best performing businesses and market opportunities, the Company completed a series of business divestitures in fiscal year 2020 and in the first quarter of fiscal year 2021.

Fiscal year 2021

Education Client Vertical

On August 31, 2020, the Company entered into an agreement with a third party to sell its Education client vertical for total cash consideration of $20.0 million. Upon the divestiture of this business, the Company recognized a gain of $16.6  million within other income (expense), net on the Company’s condensed consolidated statements of operations in the first quarter of fiscal year 2021.

Fiscal year 2020

Business-to-Business Technology (“B2B”) Client Vertical

On February 14, 2020, the Company entered into an agreement with a third party to sell its B2B client vertical for a purchase price of $12.9 million. The purchase price consisted of $10.0 million in cash consideration and $2.9 million in a secured promissory note, receivable in equal monthly installments over a 12 month period. The Company recognized a gain of $12.0 million within other income (expense), net on the Company’s condensed consolidated statements of operations upon the divestiture of this business in the third quarter of fiscal year 2020.

Mortgage Business

On April 30, 2020, the Company entered into an agreement with a third party to sell its mortgage business for total cash consideration of $3.3 million. The Company recognized a gain of $2.8 million within other income (expense), net on the Company’s consolidated statements of operations upon the divestiture of this business in the fourth quarter of fiscal year 2020.

Other

In the third quarter of fiscal year 2020, the Company completed the divestitures of its wholly owned subsidiaries, QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”), and VEMM, LLC (“VEMM”) along with its interests in Euro-Demand Do Brasil Serviços de Geração de Leads Ltda (“EDB”), for combined cash proceeds of $1.1 million; provided, however, the Company retained a minority equity interest in VEMM. The aggregate impact from these divestitures was not considered material to the Company.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Acquisitions

Fiscal year 2021

Modernize, Inc.

On July 1, 2020, the Company completed the acquisition of Modernize, a leading home improvement performance marketing company in the home services client vertical, to broaden its customer and media relationships. In exchange for all the outstanding shares of Modernize, the Company paid $43.9 million in cash upon closing (including $3.9 million cash for net assets acquired subject to post-closing adjustments) and will make $27.5 million in post-closing payments, payable in equal annual installments over a five year period, with the first installment payable twelve months following the date of closing.

The following table summarizes the consideration as of the acquisition date (in thousands):

Estimated Fair Value
Cash	$43,944
Post-closing payments, net of imputed interest of $2,724	24,776
Total	$68,720

The acquisition was accounted for as a business combination and the results of operations of Modernize have been included in the Company’s results of operations as of July 1, 2020. The Company expensed all transaction costs in the period in which they were incurred. The Company allocated the purchase price to identifiable assets acquired and liabilities assumed based on their estimated fair values. The fair value of the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition was based on management’s best estimates. The fair value of the customer relationships was determined using the multi-period excess earnings income approach. The fair value of trade names and acquired technology was determined using the relief-from-royalty method. The fair value of content was determined using the cost approach. The excess of the purchase price over the aggregate fair value of the identifiable assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Estimated Fair Value
Cash and cash equivalents	$3,638
Accounts receivable, net	4,999
Operating lease right-of-use assets	4,702
Other intangible assets	33,700
Other assets	1,386
Total identifiable assets acquired	48,425

Accrued liabilities	4,909
Operating lease liabilities	4,896
Deferred tax liabilities	7,886
Other liabilities	465
Total identifiable liabilities assumed	18,156

Net identifiable assets acquired	30,269
Goodwill	38,451
Net assets acquired	$68,720

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair values of the identifiable intangible assets acquired and the estimated useful lives as of the acquisition date (in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/advertiser relationships	$21,300	9 years
Content	800	1.5 years
Website/trade/domain names	5,300	15 years
Acquired technology and others	6,300	4 years
Total	$33,700

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

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Modernize as though Modernize had been acquired as of the beginning of fiscal year 2020. The unaudited pro forma financial information is presented for illustrative purposes only and do not necessarily reflect what the combined company’s results of operations would have been had the acquisition occurred as of the beginning of fiscal year 2020, nor is it necessarily indicative of the future results of operations of the combined company.

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Net revenue	$139,269	$142,930
Net income	14,851	2,068

The pro forma financial information for the three months ended September 30, 2020 includes the elimination of $170 thousand of nonrecurring acquisition costs incurred by the Company that are directly related to the acquisition.

Fiscal year 2020

There was no significant business acquisition completed in fiscal year 2020.

Fiscal year 2019

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

9. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2020 were as follows (in thousands):

Goodwill
Balance as of June 30, 2020	$80,677
Goodwill acquired (1)	38,451
Goodwill disposed (2)	(3,212)
Balance as of September 30, 2020	$115,916

(1)	Represents goodwill acquired associated with the acquisition of Modernize completed in the first quarter of fiscal year 2021. See Note 8, Acquisitions, for more information.
(2)	Represents goodwill disposed associated with the divestiture of the Education client vertical completed in the first quarter of fiscal year 2021. See Note 7, Divestitures, for more information.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2020			June 30, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$81,659	$(37,230)	$44,429	$61,324	$(36,213)	$25,111
Content	43,702	(43,035)	667	55,430	(55,430)	—
Website/trade/domain names	25,347	(18,102)	7,245	23,059	(20,717)	2,342
Acquired technology and others	33,843	(27,565)	6,278	27,941	(27,220)	721
Total	$184,551	$(125,932)	$58,619	$167,754	$(139,580)	$28,174

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of intangible assets was $3.1 million and $1.9 million for the three months ended September 30, 2020 and 2019.

Future amortization expense for the Company’s intangible assets as of September 30, 2020 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2021 (remaining nine months)	$8,292
2022	10,051
2023	9,188
2024	8,291
2025	6,306
Thereafter	16,491
Total	$58,619

10. Income Taxes

On June 29, 2020, the Assembly Bill 85 (AB 85) was signed into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. The Company analyzed the provisions of AB 85 and determined there was an immaterial impact on its provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on the Company’s condensed consolidated financial statements and disclosures.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of September 30, 2020, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

Additionally, in the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.

The Company’s tax provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a provision for income taxes of $4.6 million and $0.2 million for the three months ended September 30, 2020 and 2019.

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

The components of lease expense for the three months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Operating lease expense	$1,308	$1,004
Short-term lease expense	253	288
Variable lease expense (1)	148	144
Total lease expense	$1,709	$1,436

(1)	Variable lease expense for the three months ended September 30, 2020 and 2019 primarily included common area maintenance charges.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,494	$1,172

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$6,247	$—

Weighted average remaining lease term - operating leases	3.4 years	4.6 years
Weighted average discount rate - operating leases	5.0%	4.5%

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

Maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2021 (remaining nine months)	$4,530
2022	5,930
2023	5,504
2024	3,450
2025	724
Thereafter	33
Total minimum lease payments	$20,171
Less imputed interest	(2,436)
Present value of net minimum lease payments	$17,735
Operating lease liabilities:
Current	5,615
Noncurrent	12,120
Total	$17,735

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.9 million as of September 30, 2020, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2020 and June 30, 2020.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2020 and June 30, 2020.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.

13. Stockholders’ Equity

Stock Repurchases

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. There were no repurchases made during fiscal year 2020 and the three months ended September 30, 2020. As of September 30, 2020, the number of shares that remains available for repurchase is 903,636 shares.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, 23,125,612 shares were reserved and 14,566,594 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,413,306 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	September 30,
	2020	2019
Expected term (in years)	4.5	4.5
Expected volatility	62%	57%
Expected dividend yield	—	—
Risk-free interest rate	0.3%	1.5%
Grant date fair value	$5.81	$5.11

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Net revenue:
United States	$136,413	$124,186
International	2,856	2,428
Total net revenue	$139,269	$126,614

	September 30,	June 30,
	2020	2020
Property and equipment, net:
United States	$5,911	$5,477
International	206	180
Total property and equipment, net	$6,117	$5,657

	September 30,	June 30,
	2020	2020
Other intangible assets, net:
United States	$58,619	$28,174
International	—	—
Total other intangible assets, net	$58,619	$28,174

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Management Overview

We are a leader in performance marketplace technologies and services for the financial services and home services industries. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, education and home services. Our clients include some of the world’s largest companies and brands in those markets. The majority of our operations and revenue are in North America.

We deliver measurable and cost-effective marketing results to our clients, typically in the form of qualified inquiries such as clicks, leads, calls, applications, or customers. Clicks, leads, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified inquiries in the form of clicks, leads, calls, applications, or customers, as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., funded loans, bound insurance policies or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver clicks, leads, calls, applications, and customers to our clients, generally we:

•

own or access targeted media through business arrangements (e.g., revenue sharing arrangements with online publisher partners, large and small) or by purchasing media (e.g., clicks from major search engines);

•

run advertisements or other forms of marketing messages and programs in that media that result in consumer or visitor responses, typically in the form of clicks (by a consumer to further qualification or matching steps, or to online client applications or offerings), leads (e.g., consumer contact information), calls (from a consumer or to a consumer by our owned and operated or contracted call centers or by that of our clients or their agents), applications (e.g., for enrollment or a financial product), or customers (e.g., funded personal loans); and

•

continuously seek to display clients and client offerings to visitors or consumers that result in the maximum number of consumers finding solutions that can meet their needs and to which they will take action to respond, resulting in media buying efficiency (e.g., by segmenting media or traffic so that the most appropriate clients or client offerings can be displayed or “matched” to each segment based on fit, response rates or conversion rates);

•

through technology and analytics, seek to optimize combination of objectives to satisfy the maximum number of shopping or researching visitors or consumers, deliver on client marketing objectives, effectively compete for online media, and generate a sound financial outcome for us.

Our primary financial objective has been and remains creating revenue growth from sustainable sources, at target levels of profitability. Our primary financial objective is not to maximize short-term profits, but rather to achieve target levels of profitability while investing in various growth initiatives, as we continue to believe we are in the early stages of a large, long-term market opportunity.

Our business derives its net revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. Through a vertical focus, targeted media presence and our technology platform, we are able to deliver targeted, measurable marketing results to our clients.

Our financial services client vertical represented 68% and 73% of net revenue for the three months ended September 30, 2020 and 2019. Our education client vertical represented 8% and 14% of net revenue for the three months ended September 30, 2020 and 2019, reflecting the divestiture of the client vertical in the first quarter of fiscal year 2021. Our other client verticals, primarily the home services client vertical following the disposition of our B2B client vertical in the third quarter of fiscal year 2020, represented 24% and 13% of net revenue for the three months ended September 30, 2020 and 2019. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 26% and 18% of our net revenue for the three months ended September 30, 2020 and 2019. No other client accounted for 10% or more of our net revenue for the three months ended September 30, 2020 and 2019.

Trends Affecting our Business

COVID-19

We continue to monitor COVID-19 for impacts that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the length and depth of the economic downturn or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our services on an ongoing basis. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

Our education client vertical has been significantly challenged by regulations and enforcement activity affecting U.S. for-profit education institutions over the past several years. In the first quarter of fiscal year 2021, as a result of the decision to narrow our focus to the best performing businesses and market opportunities, we entered into an agreement with a third-party and completed the divestiture of our education client vertical.

In addition, in the first quarter of fiscal year 2021, we completed the acquisition of Modernize, a leading home improvement performance marketing company, to broaden our customer and media relationships in the home services client vertical.

The COVID-19 pandemic is also affecting our client verticals to varying degrees. For example, within our financial services client vertical, certain credit-driven lines of business, such as personal loans and credit cards, have seen and may continue to see reductions in near-term demand for our services due to weakening economic and employment conditions, and the uncertainty over the length and depth of the economic downturn.

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

Basis of Presentation

Net Revenue

Our business generates revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We deliver targeted and measurable results through a vertical focus that we classify into the following client verticals: financial services, education (which was divested in the first quarter of fiscal year 2021), and “other” (which primarily includes the home services client vertical following the disposition of our B2B client vertical in the third quarter of fiscal year 2020).

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of September 30, 2020; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

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

For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2020		2019
	(In thousands)
Net revenue	$139,269	100.0%	$126,614	100.0%
Cost of revenue (1)	122,231	87.8	113,189	89.4
Gross profit	17,038	12.2	13,425	10.6
Operating expenses: (1)
Product development	4,891	3.5	3,556	2.8
Sales and marketing	2,643	1.9	2,363	1.9
General and administrative	6,581	4.7	5,825	4.6
Operating income	2,923	2.1	1,681	1.3
Interest income	22	—	72	0.1
Interest expense	(339)	(0.2)	(212)	(0.2)
Other income (expense), net	16,689	12.0	(257)	(0.2)
Income before income taxes	19,295	13.9	1,284	1.0
Provision for income taxes	(4,614)	(3.4)	(152)	(0.1)
Net income	$14,681	10.5%	$1,132	0.9%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,201	1.6%	$2,490	2.0%
Product development	549	0.4	484	0.4
Sales and marketing	547	0.4	421	0.3
General and administrative	1,483	1.1	1,253	1.0

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2020	2019	% Change
	(In thousands)
Net revenue	$139,269	$126,614	10%
Cost of revenue	122,231	113,189	8%
Gross profit	$17,038	$13,425	27%

Net Revenue

Net revenue increased $12.7 million, or 10%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Revenue from our other client vertical increased by $17.1 million, or 105%, primarily as a result of the acquisition of Modernize completed in the first quarter of fiscal year 2021, offset by a decline in revenue due to the divestiture of our B2B client vertical completed in the third quarter of fiscal year 2020. Revenue from our financial services client vertical increased by $1.3 million, or 1%, primarily due to our enhanced product set that enabled access to more media and an increase in client budgets, offset by a decline in revenue in the credit-driven business due to weakening economic and employment conditions caused by COVID-19, and a decline in revenue as a result of the divestiture of our mortgage business completed in the fourth quarter of fiscal year 2020. Revenue from our education client vertical decreased by $5.8 million, or 33%, primarily due to the divestiture of the client vertical completed in the first quarter of fiscal year 2021.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $9.0 million, or 8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This was primarily driven by increased media and marketing costs of $6.5 million, increased amortization of intangible assets of $1.3 million, and increased personnel costs of $1.0 million. The increase in media and marketing costs was due to higher revenue volumes. The increase in amortization expense is due to the acquisition of Modernize intangible assets and the increase in personnel costs is primarily due to higher headcount as a result of the acquisition of Modernize. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 12% and 11% for the three months ended September 30, 2020 and 2019. The increase in gross profit margin was primarily attributable to decreased media and marketing costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2020	2019	% Change
	(In thousands)
Product development	$4,891	$3,556	38%
Sales and marketing	2,643	2,363	12%
General and administrative	6,581	5,825	13%
Operating expenses	$14,115	$11,744	20%

Product Development Expenses

Product development expenses increased by $1.3 million, or 38%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to increased personnel costs of $1.2 million as a result of higher headcount and increased incentive compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.3 million, or 12%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to increased personnel costs including stock-based compensation expense of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 13%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to increased personnel costs including stock-based compensation expense of $0.5 million and increased facilities expense of $0.2 million.

Provision for Income Taxes

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Provision for income taxes	$(4,614)	$(152)

As of September 30, 2020, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable.

We recorded a provision for income taxes of $4.6 million and $0.2 million for the three months ended September 30, 2020 and 2019.

Liquidity and Capital Resources

As of September 30, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $102.2 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs and acquisitions from time to time. Our acquisitions in fiscal year 2021 and fiscal year 2019 also have deferred purchase price components and contingent consideration which requires us to make a series of payments following the acquisition closing date. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions including the impact of COVID-19, and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$17,558	$9,541
Net cash used in investing activities	(20,707)	(1,051)
Net cash used in financing activities	(2,055)	(531)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense, gains and losses on divestitures of businesses, and changes in working capital components.

Cash provided by operating activities was $17.6 million for the three months ended September 30, 2020, compared to cash provided by operating activities of $9.5 million for the three months ended September 30, 2019.

Cash provided by operating activities for the three months ended September 30, 2020 consisted of a net income of $14.7 million, a net increase in cash from changes in working capital of $6.0 million, offset by non-cash adjustments of $3.1 million. The changes in working capital accounts were primarily attributable to an increase in accounts payable of $9.0 million, offset by a decrease in accrued liabilities of $2.7 million. The increase in accounts payable and decrease in accrued liabilities was due to the timing of payments. The non-cash adjustments primarily consisted of a net disposition gain of $16.6 million recognized from the divestiture of our Education client vertical completed in the first quarter of fiscal year 2021, offset by stock-based compensation expense of $4.8 million, a decrease in deferred tax assets of $4.5 million due to provision for income taxes for the first quarter of fiscal year 2021, and depreciation and amortization of $4.1 million.

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

Cash used in investing activities was $20.7 million for the three months ended September 30, 2020, compared to cash used in investing activities of $1.1 million for the three months ended September 30, 2019.

Cash used in investing activities in the three months ended September 30, 2020 was primarily due to $43.9 million cash paid at the closing of the Modernize acquisition, net of cash acquired of $3.6 million, and capital expenditures and internal software development costs of $1.1 million, offset by $20.0 million cash received from the divestiture of our Education client vertical completed in the first quarter of fiscal year 2021, and $0.7 million cash received from the divestiture of our B2B client vertical completed in the third quarter of fiscal year 2020.

Cash used in investing activities in the three months ended September 30, 2019 was primarily due to capital expenditures and internal software development costs of $1.1 million.

Financing Activities

Cash flows from financing activities generally include withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options and post-closing payments related to our acquisitions.

Cash used in financing activities was $2.1 million for the three months ended September 30, 2020, compared to cash used in financing activities of $0.5 million for the three months ended September 30, 2019.

Cash used in financing activities in the three months ended September 30, 2020 was due to the payment of withholding taxes related to the release of restricted stock, net of share settlement of $2.9 million, payment of contingent consideration related to the CCM acquisition of $0.3 million, offset by proceeds from the exercise of stock options of $1.2 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of September 30, 2020:

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating leases (1)	$21,071	$5,208	$11,654	$4,176	$33
Post-closing payment related to acquisitions (2)	34,159	11,142	13,543	9,474	—
Contingent consideration related to acquisitions (2)	2,822	1,272	1,483	67	—
Total	$58,052	$17,622	$26,680	$13,717	$33

(1)

We lease various office facilities, including our corporate headquarters in Foster City, California. The terms of certain lease agreements include rent escalation provisions and tenant improvement allowances.

In February 2010, we entered into a lease agreement for our corporate headquarters located at 950 Tower Lane, Foster City, California with an expiration date in October 2018 and an option to extend the term of the lease twice by one additional year. In April 2018, the lease agreement was amended to extend the lease term through October 31, 2023. Under the amended lease agreement, during the first year of the extended lease term, the monthly base rent was abated for the first eight months and increased to $0.2 million for the remaining four months. During the second year of the extended lease term, the monthly base rent was abated for the first five months and increased to $0.3 million for the remaining seven months. Subsequently, after each 12-month anniversary, the monthly base rent increases by approximately 3%. We have an option to extend the term of the lease for an additional five years following October 31, 2023.

(2)

In accordance with the terms of the acquisitions completed in fiscal year 2021 and fiscal year 2019, we are required to make post-closing payments and contingent consideration payments. See Note 8, Acquisitions, to our condensed consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our acquisitions.

The above table does not include approximately $2.3 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business has been and may continue to be adversely impacted by the effects of COVID-19. In addition to negative macroeconomic effects on our business, decreased consumer demand for certain lines of products offered by our clients, and reduced client budgets, the COVID-19 pandemic and any other related adverse public health developments have caused and may further cause declines in revenue and margin, and disruption to our business may continue or worsen over a prolonged period. The businesses of our clients and third-party media publishers (including strategic partners) have also been negatively affected and may continue to be disrupted by reduced demand, consumer creditworthiness, delinquencies, absenteeism, quarantines and restrictions on employees’ ability to work, office closures and travel or health-related restrictions. Depending on the magnitude and duration of such disruptions and their effect on client spending and/or the availability of quality media from third-party publishers including strategic partners, our business, financial condition, operating results and cash flows could be adversely affected.

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
•

our ability to successfully complete acquisitions, divestitures and other business development transactions including our ability to enter into, and manage the relationship and risks associated with, strategic partnerships; and,

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

Adverse macroeconomic conditions could cause decreases or delays in spending by our clients and could harm our ability to generate revenue and our results of operations. Moreover, to date, we have generated a large majority of our revenue from clients in our financial services and education client verticals and, following the disposition of our education client vertical in the first quarter of fiscal year 2021, we expect that our revenue will be derived primarily from our financial services and home services client verticals. Changes in the macroeconomic or market conditions and changes in the regulatory environment have in the past affected, and may continue to negatively affect, our clients’ businesses, marketing practices and budgets and, therefore, impact our business, financial condition, operating results and cash flows.

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain. Keeping our business in compliance with or bringing our business into compliance with new laws, therefore, may be costly, affect our revenue and harm our financial results. We believe increased regulation may continue to occur in the area of data privacy, and laws and regulations applying to the solicitation, collection, retention, deletion and processing, sharing or use of personally identifiable information. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) that took effect on January 1, 2020. CCPA applies to our business and marketing activities. Among other things, CCPA requires covered businesses to provide new disclosures to California consumers about their data collection, use and sharing practices and with limited business exceptions, CCPA affords such consumers new rights to request deletion of data collected about them as well as to opt-out of certain data sharing practices. Further, foreign laws and regulations such as the General Data Protection Regulation (“GDPR”), which became effective in May 2018, may apply to our business and marketing activities that are offered to European Union users. The GDPR created a range of new compliance obligations and penalties for non-compliance are significant. The foregoing could affect our ability to use and share data and may result in expenditures to ensure our ability to store, use, process and share data in accordance with applicable laws and regulations. Violations or alleged violations of laws by us, our third-party publishers or our clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations including amendments thereof or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls including SMS or text messaging. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. The changes to the TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. Additionally, we generate inquiries from which users provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general, and other governmental or regulatory bodies, any of whom may allege violations of legal requirements. For our dispositioned assets or businesses, we retain certain liabilities or obligations in connection with our pre-closing actions or omissions, contractual or otherwise. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states; and, in the first quarter of fiscal year 2021, we dispositioned our education client vertical. If the results of any investigations, audits, inquiries, claims or litigation are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition, and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects may be harmed.

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher and strategic partner websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified inquiries such as clicks, leads, calls, applications, and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned and operated websites or our third-party publisher and strategic partner websites if their investments do not generate marketing results and ultimately users or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients could have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 26% of our net revenue for the three months ended September 30, 2020. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We compete with Internet and traditional media companies for high quality media and for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as LendingTree and MediaAlpha in the financial services client vertical;
•	offline and online advertising agencies;
•	major Internet portals and search engine companies with advertising networks;
•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or lead generation companies;
•	digital advertising exchanges, real-time bidding and other programmatic buying channels;
•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;
•	in-house marketing groups and activities at current or potential clients;
•	offline direct marketing agencies;
•	mobile and social media; and
•	television, radio, and print companies.

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

We are exposed to online data privacy and security risks and breaches particularly given that we gather, transmit and store personally identifiable information. If we fail to maintain adequate reasonable safeguards to protect the security, confidentiality and integrity of personally identifiable information including failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized access to or accidental disclosure of confidential or proprietary data in our network systems may cause us to incur significant expenses and may negatively affect our reputation and business.

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

Security concerns relating to our technological infrastructure, privacy concerns relating to our data collection practices and any perceived or public disclosure of actual unauthorized disclosure of personally identifiable information, whether through breach of our network or that of third-parties which we engage with, by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In the past few years, several major companies, such as Capital One, Equifax, Yahoo!, Sony, Home Depot, Target and LinkedIn, have experienced high-profile security breaches that exposed their customers’ personal information. In addition, we could incur significant costs for which our insurance policies may not adequately cover us and expend significant resources in protecting against security breaches and complying with the multitude of state, federal and foreign laws regarding data privacy and data breach notification obligations. We may need to increase our security-related expenditures to maintain or increase our systems’ security or to address problems caused and liabilities incurred by security breaches.

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

Our business is dependent on attracting a large number of visitors to our owned and operated and our third-party publishers’ websites and providing inquiries in the form of clicks, leads, calls, applications, and customers to our clients, which depends in part on our reputation within the industry and with our clients. Certain other companies within our industry have in the past engaged in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and may therefore harm the reputation of all participants in our industry, including us.

Our ability to attract visitors and, thereby, potential customers to our clients, also depends in part on our clients providing competitive levels of customer service, responsiveness and prices to such visitors. If our clients do not provide competitive levels of service to visitors, our reputation and therefore our ability to attract additional clients and visitors could be harmed.

In addition, from time to time, we may be subject to investigations, inquiries or litigation by various regulators, which may harm our reputation regardless of the outcome of any such action. For example, in 2012 we responded to a civil investigation conducted by the attorneys general of a number of states into certain of our former education client vertical marketing and business practices resulting in us entering into an Assurance of Voluntary Compliance agreement. Negative perceptions of our business may result in additional regulation, enforcement actions by the government and increased litigation, or harm our ability to attract or retain clients, third-party publishers or strategic partners, any of which may affect our business and result in lower revenue.

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, although we recently announced that we paused our financial advisor-led review of strategic alternatives due in large part to market uncertainties as a result of the COVID-19 pandemic, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired Modernize in the first quarter of fiscal year 2021, and acquired MBT, CCM and AmOne in fiscal year 2019. Furthermore, we divested our education client vertical in the first quarter of fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QSB and VEMM along with its interests in EDB, and our mortgage business in the second half of fiscal year 2020.

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

Limitations restricting our ability to market to users or collect and use data derived from user activities by technologies, service providers or otherwise could significantly diminish the value of our services and have an adverse effect on our ability to generate revenue.

When a user visits our websites, we use technologies, including “cookies,” to collect information such as the user’s IP address. We also have relationships with data partners that collect and provide us with user data. We access and analyze this information in order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign for optimization. The use of cookies is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies and guidelines. With respect to industry self-regulatory activities, the leading web browsing companies have started or announced their intent to block or phase out third-party cookies from their web browsers. Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of data derived from the use of cookies.

Furthermore, actions by service providers could restrict our ability to deliver Internet-based advertising. For example, if email service providers (“ESPs”) categorize our emails as “promotional,” then these emails may be directed to an alternate and less readily accessible section of a consumer’s inbox. In the event ESPs materially limit or halt the delivery of our emails, or if we fail to deliver emails to consumers in a manner compatible with ESPs’ email handling or authentication technologies, our ability to contact consumers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, or if internet service providers prioritize or provide superior access to our competitors’ content, our business and results of operations may be adversely affected.

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

Risks Related to our Intellectual Property

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

We display original content and third-party content on our websites and in our marketing messages. In addition, our clients provide us with advertising creative and financial information (e.g., insurance premium or credit card interest rates) that we display on our owned and operated websites and our third-party publishers’ websites. As a result, we face potential liability based on a variety of claims, including defamation, negligence, deceptive advertising, copyright or trademark infringement. We are also exposed to risk that content provided by third-parties or clients is inaccurate or misleading, and for material posted to our websites by users and other third-parties. These claims, whether brought in the United States or abroad, could divert our management’s time and attention away from our business and result in significant costs to investigate, defend, and respond to investigative demands, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages.

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

As of September 30, 2020, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 9% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of September 30, 2020, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of September 30, 2020, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the first quarter of fiscal year 2021. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

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
Date: November 6, 2020