Form 10-Q
period 2020-12-31
QUINSTREET, INC
filed 2021-02-05
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Number of shares of common stock outstanding as of February 3, 2021: 53,296,501

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$102,647	$107,509
Accounts receivable, net of allowances and reserves of $1,613 and $10,177 as of December 31, 2020 and June 30, 2020, respectively	71,277	64,472
Prepaid expenses and other assets	7,455	13,591
Total current assets	181,379	185,572
Property and equipment, net	6,650	5,657
Operating lease right-of-use assets	12,672	9,118
Goodwill	110,109	80,677
Other intangible assets, net	55,690	28,174
Deferred tax assets, noncurrent	45,209	48,673
Other assets, noncurrent	3,348	536
Total assets	$415,057	$358,407

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,748	$36,759
Accrued liabilities	47,802	42,271
Deferred revenue	394	73
Other liabilities	11,841	6,734
Total current liabilities	97,785	85,837
Operating lease liabilities, noncurrent	10,782	8,692
Other liabilities, noncurrent	27,084	7,934
Total liabilities	135,651	102,463
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 53,259,519 and 52,209,813 shares issued and outstanding at December 31, 2020 and June 30, 2020	53	52
Additional paid-in capital	313,017	304,650
Accumulated other comprehensive loss	(290)	(237)
Accumulated deficit	(33,374)	(48,521)
Total stockholders' equity	279,406	255,944
Total liabilities and stockholders' equity	$415,057	$358,407

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenue	$134,968	$118,101	$274,237	$244,715
Cost of revenue (1)	120,437	105,318	242,668	218,507
Gross profit	14,531	12,783	31,569	26,208
Operating expenses: (1)
Product development	4,980	3,399	9,871	6,955
Sales and marketing	2,892	2,592	5,535	4,955
General and administrative	6,890	5,498	13,471	11,323
Operating (loss) income	(231)	1,294	2,692	2,975
Interest income	12	54	34	126
Interest expense	(307)	(177)	(646)	(389)
Other income (expense), net	34	(9)	16,723	(266)
(Loss) income before income taxes	(492)	1,162	18,803	2,446
Benefit from (provision for) income taxes	958	387	(3,656)	235
Net income	$466	$1,549	$15,147	$2,681
Net income per share:
Basic	$0.01	$0.03	$0.29	$0.05
Diluted	$0.01	$0.03	$0.28	$0.05
Weighted-average shares used in computing net income per share:
Basic	53,055	51,414	52,774	51,129
Diluted	55,163	53,489	54,716	53,407

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,544	$2,347	$4,745	$4,837
Product development	643	518	1,192	1,002
Sales and marketing	765	558	1,312	979
General and administrative	1,603	1,277	3,086	2,530

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income	$466	$1,549	$15,147	$2,681
Other comprehensive (loss) income:
Foreign currency translation adjustment	(15)	16	(53)	47
Total other comprehensive (loss) income	(15)	16	(53)	47
Comprehensive income	$451	$1,565	$15,094	$2,728

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2020	52,773,842	$53	$307,350	$(275)	$(33,840)	$273,288
Issuance of common stock upon exercise of stock options	299,168	—	1,802	—	—	1,802
Release of restricted stock, net of share settlement	186,509	—	—	—	—	—
Stock-based compensation expense	—	—	5,571	—	—	5,571
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,706)	—	—	(1,706)
Net income	—	—	—	—	466	466
Other comprehensive loss	—	—	—	(15)	—	(15)
Balances at December 31, 2020	53,259,519	$53	$313,017	$(290)	$(33,374)	$279,406

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2019	51,102,339	$51	$293,866	$(335)	$(65,491)	$228,091
Issuance of common stock upon exercise of stock options	255,965	—	1,325	—	—	1,325
Release of restricted stock, net of share settlement	278,453	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,718	—	—	4,718
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,828)	—	—	(1,828)
Net income	—	—	—	—	1,549	1,549
Other comprehensive income	—	—	—	16	—	16
Balances at December 31, 2019	51,636,757	$52	$298,080	$(319)	$(63,942)	$233,871

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2020	52,209,813	$52	$304,650	$(237)	$(48,521)	$255,944
Issuance of common stock upon exercise of stock options	485,025	—	2,580	—	—	2,580
Release of restricted stock, net of share settlement	564,681	1	(1)	—	—	—
Stock-based compensation expense	—	—	10,368	—	—	10,368
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(4,580)	—	—	(4,580)
Net income	—	—	—	—	15,147	15,147
Other comprehensive loss	—	—	—	(53)	—	(53)
Balances at December 31, 2020	53,259,519	$53	$313,017	$(290)	$(33,374)	$279,406

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2019	50,518,460	$50	$289,768	$(366)	$(66,623)	$222,829
Issuance of common stock upon exercise of stock options	516,026	1	3,114	—	—	3,115
Release of restricted stock, net of share settlement	602,271	1	(1)	—	—	—
Stock-based compensation expense	—	—	9,385	—	—	9,385
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(4,186)	—	—	(4,186)
Net income	—	—	—	—	2,681	2,681
Other comprehensive income	—	—	—	47	—	47
Balances at December 31, 2019	51,636,757	$52	$298,080	$(319)	$(63,942)	$233,871

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$15,147	$2,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,136	5,666
(Benefit from) provision for sales returns and doubtful accounts receivable	(107)	150
Stock-based compensation	10,335	9,348
Non-cash lease expense	(364)	166
Deferred income taxes	3,506	(311)
Gain on divestitures of businesses	(16,615)	—
Other adjustments, net	380	269
Changes in assets and liabilities:
Accounts receivable	(3,159)	5,866
Prepaid expenses and other assets	6,082	628
Accounts payable	(997)	(2,610)
Accrued liabilities	712	(2,781)
Deferred revenue	81	407
Net cash provided by operating activities	23,137	19,479
Cash Flows from Investing Activities
Capital expenditures	(1,041)	(948)
Internal software development costs	(1,399)	(1,114)
Business acquisitions, net of cash acquired	(40,304)	—
Proceeds from divestitures of businesses	21,460	—
Purchases of equity investment	(2,000)	—
Other investing activities	—	25
Net cash used in investing activities	(23,284)	(2,037)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	2,958	3,153
Payment of withholding taxes related to release of restricted stock, net of share settlement	(4,580)	(4,186)
Post-closing payments and contingent consideration related to acquisitions	(3,020)	(2,866)
Net cash used in financing activities	(4,642)	(3,899)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(73)	59
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,862)	13,602
Cash, cash equivalents and restricted cash at beginning of period	107,523	62,536
Cash, cash equivalents and restricted cash at end of period	$102,661	$76,138
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$102,647	$76,124
Restricted cash included in other assets, noncurrent	14	14
Total cash, cash equivalents and restricted cash	$102,661	$76,138
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	96	59
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	480	98
Post-closing payments unpaid at acquisition date related to Modernize Inc. acquisition (see Note 8)	26,855	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketplace technologies and services for the financial services and home services industries. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, home services, and previously the historical education client vertical. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States and India. The majority of the Company’s operations and revenue are in North America.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2020 and for the three and six months ended December 31, 2020 and 2019 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on August 28, 2020. The condensed consolidated balance sheet at June 30, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at December 31, 2020, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income for the three and six months ended December 31, 2020 and 2019 and condensed consolidated statements of cash flows for the six months ended December 31, 2020 and 2019. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes to our significant accounting policies as of and for the six months ended December 31, 2020, except for the accounting policy for Accounts Receivable and Allowances that was updated as a result of adopting Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326). For more information, refer to “Recently Adopted Accounting Standards”.

Revenue Recognition

The Company derives revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. The Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606, Revenue from Contracts with Customers: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

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

The Company has assessed the services promised in its contracts with clients and has identified one performance obligation, which is a series of distinct services. Depending on the client’s needs, these services consist of a specified or an unlimited number of clicks, leads, calls, applications, customers, etc. (hereafter collectively referred to as “marketing results”) to be delivered over a period of time. The Company satisfies these performance obligations over time as the services are provided. The Company does not promise to provide any other significant goods or services to its clients.

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

Separately from the agreements the Company has with clients, the Company has agreements with Internet search companies, third-party publishers and strategic partners that it engages with to generate targeted marketing results for the Company’s clients. The Company receives a fee from its clients and separately pays a fee to the Internet search companies, third-party publishers and strategic

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

partners. The Company evaluates whether it is the principal (i.e., report revenue on a gross basis) or agent (i.e., report revenue on a net basis). In doing so, the Company first evaluates whether it controls the goods or services before they are transferred to the clients. If the Company controls the goods or services before they are transferred to the clients, the Company is the principal in the transaction. As a result, the fees paid by the Company’s clients are recognized as revenue and the fees paid to its Internet search companies, third-party publishers and strategic partners are included in cost of revenue. If the Company does not control the goods or services before they are transferred to the clients, the Company is the agent in the transaction and recognizes revenue on a net basis. As of the second quarter of fiscal year 2021, the Company has one subsidiary, CloudControlMedia, LLC (“CCM”), which provides performance marketing agency and technology services to clients in financial services, education and other markets, recognizing revenue on a net basis. Determining whether the Company controls the goods or services before they are transferred to the clients may require judgment.

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

The following table presents the changes in the Company’s allowance for credit losses for the six months ended December 31, 2020 (in thousands):
Allowance for Credit Losses
Balance as of June 30, 2020	$9,287
Current period provision for credit losses	36
Write-offs charged against the allowance (1)	(9,063)
Balance as of December 31, 2020	$260

(1)

In the third quarter of fiscal year 2019, the Company recorded an allowance of $8.7 million for bad debt expense related to a large former education client who entered federal receivership in January 2019. In the second quarter of fiscal year 2021, the Company believes that the likelihood of collection was no longer probable, therefore has determined to write off the receivable against this allowance, with no net impact to the Company’s condensed consolidated statements of operations.

The revenue reserve was $1.4 million and $0.9 million as of December 31, 2020 and June 30, 2020, respectively. The total allowance for credit losses and revenue reserve was $1.6 million and $10.2 million as of December 31, 2020 and June 30, 2020, respectively.

Investments in Equity Securities

The Company’s investments in equity securities, which are reported within other assets, noncurrent, on the condensed consolidated balance sheets, include investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of its investments in equity securities to fair value when transactions for identical or similar investments of the same issuer are observable. All gains and losses on investments in equity securities, realized and unrealized, are recognized within other income (expense), net on the Company’s condensed consolidated statements of operations.

The Company applies the equity method of accounting for investments in other entities when it exercises significant influence. Under the equity method, the Company’s share of each investee’s profit or loss is recognized within other income (expense), net on the Company’s condensed consolidated statements of operations.

The Company applies the fair value measurement alternative for investments in other entities when it holds less than 20% ownership in the entity and does not exercise significant influence. These investments consist of equity holdings in non-public companies and are recorded within other assets, noncurrent, on the condensed consolidated balance sheets.

The Company regularly reviews investments accounted for under the equity method and the fair value measurement alternative for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk

The Company had one client that accounted for 24% and 25% of net revenue for the three and six months ended December 31, 2020 and 18% of net revenue for both the three and six months ended December 31, 2019. That same client accounted for 14% and 17% of net accounts receivable as of December 31, 2020 and June 30, 2020. One additional client accounted for 12% of net accounts receivable as of December 31, 2020. No other clients accounted for 10% or more of net revenue for the three and six months ended December 31, 2020 or 2019 or 10% or more of net accounts receivable as of December 31, 2020 or June 30, 2020.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Revenue

Disaggregation of Revenue

In the first quarter of fiscal year 2021, the Company completed the acquisition of Modernize, Inc. (“Modernize”) to increase the scale and capabilities in the home services client vertical. In addition, the Company divested its former education client vertical to narrow its focus to the best performing businesses and market opportunities. As a result of these activities, in the second quarter of fiscal year 2021, the Company updated its reporting structure which resulted in two client verticals: financial services and home services, which was applied on a retrospective basis. All remaining businesses that are not significant enough for separate reporting are included in other revenue. The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenue:
Financial Services	$104,154	$88,150	$198,367	$179,014
Home Services	29,190	11,016	62,563	24,027
Other Revenue	1,624	—	1,720	—
Divested Businesses(1)	—	18,935	11,587	41,674
Total net revenue	$134,968	$118,101	$274,237	$244,715

(1)	Represents revenue recognized from the businesses divested in fiscal year 2020 and in the first quarter of fiscal year 2021. See Note 7, Divestitures, for more information.

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	December 31,	June 30,
	2020	2020
Deferred revenue	$394	$73
Client deposits	1,107	700
Total	$1,501	$773

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The increase in the liability balances during the six months ended December 31, 2020 related to advance consideration received from clients of $4.8 million, and recognition of deferred revenue of $0.2 million upon acquisition of Modernize, offset by revenue recognized of $4.3 million. See Note 8, Acquisitions, for further details related to the acquisition.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$466	$1,549	$15,147	$2,681
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	53,055	51,414	52,774	51,129
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	53,055	51,414	52,774	51,129
Weighted-average effect of dilutive securities:
Stock options	845	1,190	862	1,238
Restricted stock units	1,263	885	1,080	1,040
Weighted-average shares of common stock used in computing diluted net income per share	55,163	53,489	54,716	53,407
Net income per share:
Basic	$0.01	$0.03	$0.29	$0.05
Diluted	$0.01	$0.03	$0.28	$0.05
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive (1)	6	852	96	790

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31, 2020				June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,670	$—	$—	$1,670	$1,668	$—	$—	$1,668
Total	$1,670	$—	$—	$1,670	$1,668	$—	$—	$1,668
Liabilities:
Post-closing payments related to acquisitions	$—	$31,529	$—	$31,529	$—	$9,045	$—	$9,045
Contingent consideration related to acquisitions	—	—	2,822	2,822	—	—	3,170	3,170
Total	$—	$31,529	$2,822	$34,351	$—	$9,045	$3,170	$12,215

Reported as:
Cash and cash equivalents				$1,670				$1,668
Other Liabilities:
Current				$9,762				$6,734
Noncurrent				24,589				5,481
Total				$34,351				$12,215

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

Contingent Consideration Related to Acquisitions

The contingent consideration consists of estimated future payments related to the Company’s acquisition of CCM. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue that is subject to the contingent consideration payment, a volatility factor applied to net revenue based on year-on-year growth in net revenue of comparable companies and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue or discount rates would have a material impact on the fair value of the contingent consideration. Changes in the fair value of the contingent consideration are recorded in earnings on the Company’s condensed consolidated statements of operations. See Note 8, Acquisitions, for further details related to the acquisition.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the changes in the contingent consideration during the three and six months ended December 31, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2020	December 31, 2020
Balance at the beginning of period	$2,822	$3,170
Changes in fair value during the period	—	—
Payments made during the period	—	(348)
Balance at the end of period	$2,822	$2,822

6. Prepaid Expenses and Other Assets

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million, which was being amortized on a straight-line basis over the life of the contract. As of July 1, 2020, the contract was terminated and the unamortized remainder of the upfront cash payment was subsequently refunded. The Company had recorded $5.3 million as of June 30, 2020 within prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. Amortization expense was $0.3 million and $0.6 million for the three and six months ended December 31, 2019.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Acquisitions

Fiscal year 2021

Modernize, Inc.

On July 1, 2020, the Company completed the acquisition of Modernize, a leading home improvement performance marketing company in the home services client vertical, to broaden its customer and media relationships. In exchange for all the outstanding shares of Modernize, the Company paid $43.9 million in cash upon closing (including $3.9 million cash for net assets acquired subject to post-closing adjustments) and will make $27.5 million in post-closing payments, payable in equal annual installments over a five year period, with the first installment payable twelve months following the date of closing. The Company intends to make a Section 338(h)(10) election to treat the acquisition for tax purposes as a purchase and sale of assets, and the Company has agreed to pay any incremental taxes to Modernize resulting from that election.

The following table summarizes the consideration as of the acquisition date (in thousands):

Estimated Fair Value
Cash	$43,944
Post-closing payments, net of imputed interest of $2,724	24,776
Section 338 election liability to Modernize	2,079
Total	$70,799

The acquisition was accounted for as a business combination and the results of operations of Modernize have been included in the Company’s results of operations as of July 1, 2020. The Company expensed all transaction costs in the period in which they were incurred. The Company allocated the purchase price to identifiable assets acquired and liabilities assumed based on their estimated fair values. The fair value of the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition was based on management’s best estimates. The fair value of the customer relationships was determined using the multi-period excess earnings income approach. The fair value of trade names and acquired technology was determined using the relief-from-royalty method. The fair value of content was determined using the cost approach. The excess of the purchase price over the aggregate fair value of the identifiable assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is expected to be deductible for tax purposes.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the preliminary allocation of the purchase price to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Estimated Fair Value
	Preliminary as of July 1, 2020	Year to Date Adjustments (1)	Preliminary as of December 31, 2020
Cash and cash equivalents	$3,638	$—	$3,638
Accounts receivable, net	4,999	—	4,999
Operating lease right-of-use assets	4,702	—	4,702
Other intangible assets	33,700	—	33,700
Other assets	1,386	—	1,386
Total identifiable assets acquired	48,425	—	48,425

Accrued liabilities	4,909	—	4,909
Operating lease liabilities	4,896	—	4,896
Deferred tax liabilities	7,886	(7,886)	—
Other liabilities	465	—	465
Total identifiable liabilities assumed	18,156	(7,886)	10,270

Net identifiable assets acquired	30,269	7,886	38,155
Goodwill	38,451	(5,807)	32,644
Net assets acquired	$68,720	$2,079	$70,799

(1)

The Company intends to make a 338(h)(10) election to treat the acquisition for tax purposes as a purchase and sale of assets which resulted in the release of the deferred tax liabilities of $7.9 million. The Company has agreed to pay any incremental taxes to Modernize resulting from that election, for an increase in total consideration of $2.1 million.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Modernize as though Modernize had been acquired as of the beginning of fiscal year 2020. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect what the combined company’s results of operations would have been had the acquisition occurred as of the beginning of fiscal year 2020, nor is it necessarily indicative of the future results of operations of the combined company.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net revenue	$134,968	$132,921	$274,237	$275,851
Net income	756	2,025	15,607	4,093

The pro forma financial information for the three and six months ended December 31, 2020 includes the elimination of $290 thousand and $460 thousand of nonrecurring acquisition costs incurred by the Company that are directly related to the acquisition.

Fiscal year 2020

There was no significant business acquisition completed in fiscal year 2020.

Fiscal year 2019

AmOne Corp.

On October 1, 2018, the Company completed the purchase of AmOne, an online performance marketing company in the financial services client vertical, to broaden its publisher and customer relationships. In exchange for all outstanding shares of AmOne, the Company paid $23.0 million in cash upon closing (including $2.7 million cash for net assets acquired subject to post-closing adjustments) and will make $8.0 million in post-closing payments, payable in equal semi-annual installments over a two year period, with the first installment paid six months following the date of closing. The outstanding balance owed with respect to the post-closing payments was paid in full as of the second quarter of fiscal year 2021.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The $4.0 million post-closing payments are payable in cash in equal semi-annual installments over a two year period, with the first installment paid twelve months following the date of closing. The contingent consideration is calculated semi-annually for the preceding six months beginning on December 31, 2019 and ending on June 30, 2023. In the third quarter of fiscal year 2020, the Company reached an agreement with the seller and paid the outstanding balance owed in full with respect to the contingent consideration.

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

9. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2020 were as follows (in thousands):

Goodwill
Balance as of June 30, 2020	$80,677
Goodwill acquired (1)	32,644
Goodwill disposed (2)	(3,212)
Balance as of December 31, 2020	$110,109

(1)	Represents goodwill acquired associated with the acquisition of Modernize completed in the first quarter of fiscal year 2021. See Note 8, Acquisitions, for more information.
(2)	Represents goodwill disposed associated with the divestiture of the education client vertical completed in the first quarter of fiscal year 2021. See Note 7, Divestitures, for more information.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2020			June 30, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$81,660	$(39,213)	$42,447	$61,324	$(36,213)	$25,111
Content	43,708	(43,175)	533	55,430	(55,430)	—
Website/trade/domain names	25,349	(18,277)	7,072	23,059	(20,717)	2,342
Acquired technology and others	33,843	(28,205)	5,638	27,941	(27,220)	721
Total	$184,560	$(128,870)	$55,690	$167,754	$(139,580)	$28,174

Amortization of intangible assets was $2.9 million and $6.1 million for the three and six months ended December 31, 2020, and $1.9 million and $3.9 million for the three and six months ended December 31, 2019.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of December 31, 2020 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2021 (remaining six months)	$5,365
2022	10,050
2023	9,188
2024	8,291
2025	6,306
Thereafter	16,490
Total	$55,690

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

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of December 31, 2020, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

Additionally, in the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $1.0 million and a provision for income taxes of $3.7 million for the three and six months ended December 31, 2020, and a benefit from income taxes of $0.4 million and $0.2 million for the three and six months ended December 31, 2019.

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

The components of lease expense for the three and six months ended December 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating lease expense	$1,320	$999	$2,628	$2,003
Short-term lease expense	201	268	454	556
Variable lease expense (1)	138	154	286	298
Total lease expense	$1,659	$1,421	$3,368	$2,857

(1)

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Variable lease expense for the three and six months ended December 31, 2020 and 2019 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Six Months Ended
	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,021	$1,846

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$6,247	$43

Weighted average remaining lease term - operating leases	3.1 years	3.7 years
Weighted average discount rate - operating leases	5.0%	4.5%

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

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2021 (remaining six months)	$3,005
2022	5,933
2023	5,507
2024	3,454
2025	728
Thereafter	33
Total minimum lease payments	$18,660
Less imputed interest	(2,370)
Present value of net minimum lease payments	$16,290
Operating lease liabilities:
Current	5,508
Noncurrent	10,782
Total	$16,290

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.7 million as of December 31, 2020, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

12. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2020 and June 30, 2020.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2020 and June 30, 2020.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.

13. Stockholders’ Equity

Stock Repurchases

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. There were no repurchases made during fiscal year 2020 and the three and six months ended December 31, 2020. As of December 31, 2020, the number of shares that remains available for repurchase is 903,636 shares.

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

As of December 31, 2020, 23,125,612 shares were reserved and 14,471,870 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,369,772 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average Black-Scholes model assumptions for the three and six months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Expected term (in years)	3.5	3.9	4.4	4.4
Expected volatility	63%	58%	62%	57%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.2%	1.6%	0.3%	1.5%
Grant date fair value	$7.66	$6.97	$5.88	$5.36

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net revenue:
United States	$132,358	$114,230	$268,771	$238,417
International	2,610	3,871	5,466	6,298
Total net revenue	$134,968	$118,101	$274,237	$244,715

	December 31,	June 30,
	2020	2020
Property and equipment, net:
United States	$6,459	$5,477
International	191	180
Total property and equipment, net	$6,650	$5,657

	December 31,	June 30,
	2020	2020
Other intangible assets, net:
United States	$55,690	$28,174
International	—	—
Total other intangible assets, net	$55,690	$28,174

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

Management Overview

We are a leader in performance marketplace technologies and services for the financial services and home services industries. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services and home services. Our clients include some of the world’s largest companies and brands in those markets. The majority of our operations and revenue are in North America.

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

Our financial services client vertical represented 77% and 72% of net revenue for the three and six months ended December 31, 2020 and 75% and 73% of net revenue for the three and six months ended December 31, 2019. Our home services client vertical represented 22% and 23% of net revenue for the three and six months ended December 31, 2020 and 9% and 10% of net revenue for the three and six months ended December 31, 2019. Our results of operations for the three and six months ended December 31, 2020 reflected our acquisition of Modernize, which was completed in the first quarter of fiscal year 2021. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for both the three and six months ended December 31, 2020. In addition, revenue recognized from our divested businesses (including our former education client vertical, business-to-business technology client vertical, mortgage business, and Brazil businesses) represented 0% and 4% of net revenue for the three and six months ended December 31, 2020 and 16% and 17% of net revenue for the three and six months ended December 31, 2019. See Note 7, Divestitures, to our condensed consolidated financial statements for more information related to the divestitures. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 24% and 25% of our net revenue for the three and six months ended December 31, 2020 and 18% of our net revenue for both the three and six months ended December 31, 2019. No other client accounted for 10% or more of our net revenue for the three and six months ended December 31, 2020 and 2019.

Trends Affecting our Business

COVID-19

We continue to monitor COVID-19 for impacts that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the length and depth of the economic downturn or financial market instability. These factors may adversely impact consumer, business, and government spending as well as our clients' ability to pay for our services on an ongoing basis. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

In the first quarter of fiscal year 2021, we completed the acquisition of Modernize, a leading home improvement performance marketing company, to broaden our customer and media relationships in the home services client vertical. Our home services client vertical has been expanding over the past several years, primarily driven by successful execution of growth initiatives and ahead-of-schedule integration and synergies with the Modernize acquisition.

In addition, in the first quarter of fiscal year 2021, as a result of the decision to narrow our focus to the best performing businesses and market opportunities, we entered into an agreement with a third-party and completed the divestiture of our former education client vertical.

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

Basis of Presentation

Net Revenue

Our business generates revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We deliver targeted and measurable results through a vertical focus, which includes financial services, home services, and other revenue. Our revenue recognized during the three and six months ended December 31, 2020 and 2019 also included the revenue generated from the businesses we divested in fiscal year 2020 and in the first quarter of fiscal year 2021 (including our former education client vertical, business-to-business technology client vertical, mortgage business, and Brazil businesses).

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of December 31, 2020; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	(In thousands)				(In thousands)
Net revenue	$134,968	100.0%	$118,101	100.0%	$274,237	100.0%	$244,715	100.0%
Cost of revenue (1)	120,437	89.2	105,318	89.2	242,668	88.5	218,507	89.3
Gross profit	14,531	10.8	12,783	10.8	31,569	11.5	26,208	10.7
Operating expenses: (1)
Product development	4,980	3.7	3,399	2.9	9,871	3.6	6,955	2.9
Sales and marketing	2,892	2.1	2,592	2.2	5,535	2.0	4,955	2.0
General and administrative	6,890	5.2	5,498	4.6	13,471	4.9	11,323	4.6
Operating (loss) income	(231)	(0.2)	1,294	1.1	2,692	1.0	2,975	1.2
Interest income	12	—	54	—	34	—	126	0.1
Interest expense	(307)	(0.2)	(177)	(0.1)	(646)	(0.2)	(389)	(0.2)
Other income (expense), net	34	—	(9)	—	16,723	6.1	(266)	(0.1)
(Loss) income before income taxes	(492)	(0.4)	1,162	1.0	18,803	6.9	2,446	1.0
Benefit from (provision for) income taxes	958	0.7	387	0.3	(3,656)	(1.4)	235	0.1
Net income	$466	0.3%	$1,549	1.3%	$15,147	5.5%	$2,681	1.1%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,544	1.9%	$2,347	2.0%	$4,745	1.7%	$4,837	2.0%
Product development	643	0.5	518	0.4	1,192	0.4	1,002	0.4
Sales and marketing	765	0.6	558	0.5	1,312	0.5	979	0.4
General and administrative	1,603	1.2	1,277	1.1	3,086	1.1	2,530	1.0

Gross Profit

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2020	2019	2020	2019	% Change	% Change
	(In thousands)
Net revenue	$134,968	$118,101	$274,237	$244,715	14%	12%
Cost of revenue	120,437	105,318	242,668	218,507	14%	11%
Gross profit	$14,531	$12,783	$31,569	$26,208	14%	20%

Net Revenue

Net revenue increased $16.9 million, or 14%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Revenue from our home services client vertical increased by $18.2 million, or 165%, primarily as a result of the acquisition of Modernize completed in the first quarter of fiscal year 2021. Revenue from our financial services client vertical increased by $16.0 million, or 18%, primarily due to our enhanced product set that enabled access to more media and an increase in client budgets, offset by a decline in revenue in the credit-driven businesses due to weakening economic and employment conditions caused by COVID-19. Other revenue, which primarily includes performance marketing agency and technology services, contributed $1.6 million of revenue for the three months ended December 31, 2020. The business divestitures completed in fiscal year 2020 and in the first quarter of fiscal year 2021 decreased revenue by $18.9 million for the three months ended December 31, 2020.

Net revenue increased $29.5 million, or 12%, for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. Revenue from our home services client vertical increased by $38.5 million, or 160%, primarily as a result of the acquisition of Modernize completed in the first quarter of fiscal year 2021. Revenue from our financial services client vertical increased by $19.4 million, or 11%, primarily due to our enhanced product set that enabled access to more media and an increase in client budgets, offset by a decline in revenue in the credit-driven businesses due to weakening economic and employment conditions caused by COVID-19. Other revenue, which primarily includes performance marketing agency and technology services, contributed $1.7 million of revenue for the six months ended December 31, 2020. The business divestitures completed in fiscal year 2020 and in the first quarter of fiscal year 2021 decreased revenue by $30.1 million for the six months ended December 31, 2020.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $15.1 million, or 14%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. This was primarily driven by increased media and marketing costs of $12.4 million, increased personnel costs of $1.4 million, and increased amortization of intangible assets of $1.1 million. The increase in media and marketing costs was due to higher revenue volumes. The increase in personnel costs was due to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2021. The increase in amortization expense was due to the acquisition of Modernize intangible assets. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 11% for both the three months ended December 31, 2020 and 2019.

Cost of revenue increased by $24.2 million, or 11%, for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. This was primarily driven by increased media and marketing costs of $18.9 million, increased personnel costs of $2.4 million, and increased amortization of intangible assets of $2.4 million. The increase in media and marketing costs was due to higher revenue volumes. The increase in personnel costs was due to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2021. The increase in amortization expense was due to the acquisition of Modernize intangible assets. Gross profit margin was 12% and 11% for the six months ended December 31, 2020 and 2019. The increase in gross profit margin was primarily attributable to decreased media and marketing costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2020	2019	2020	2019	% Change	% Change
	(In thousands)
Product development	$4,980	$3,399	$9,871	$6,955	47%	42%
Sales and marketing	2,892	2,592	5,535	4,955	12%	12%
General and administrative	6,890	5,498	13,471	11,323	25%	19%
Operating expenses	$14,762	$11,489	$28,877	$23,233	28%	24%

Product Development Expenses

Product development expenses increased by $1.6 million, or 47%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. This was primarily due to increased personnel costs of $1.4 million as a result of higher headcount associated with the Modernize acquisition and increased incentive compensation expense associated with the expected achievement of performance objectives for fiscal year 2021.

Product development expenses increased by $2.9 million, or 42%, for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. This was primarily due to increased personnel costs of $2.6 million as a result of higher headcount associated with the Modernize acquisition and increased incentive compensation expense associated with the expected achievement of performance objectives for fiscal year 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.3 million, or 12%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to increased personnel costs of $0.4 million related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense.

Sales and marketing expenses increased by $0.6 million, or 12%, for the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to increased personnel costs of $0.8 million related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 25%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, primarily due to increased personnel costs of $0.6 million associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense, and increased professional services fees of $0.6 million.

General and administrative expenses increased by $2.1 million, or 19%, for the six months ended December 31, 2020 compared to the six months ended December 31, 2019, primarily due to increased personnel costs of $1.1 million associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense, and increased professional services fees of $0.7 million.

Benefit from (Provision for) Income Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands)
Benefit from (provision for) income taxes	$958	$387	$(3,656)	$235

As of December 31, 2020, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable.

We recorded a benefit from income taxes of $1.0 million and a provision for income taxes of $3.7 million for the three and six months ended December 31, 2020, and a benefit from income taxes of $0.4 million and $0.2 million for the three and six months ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $102.6 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$23,137	$19,479
Net cash used in investing activities	(23,284)	(2,037)
Net cash used in financing activities	(4,642)	(3,899)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense, gains and losses on divestitures of businesses, and changes in working capital components.

Cash provided by operating activities was $23.1 million for the six months ended December 31, 2020, compared to cash provided by operating activities of $19.5 million for the six months ended December 31, 2019.

Cash provided by operating activities for the six months ended December 31, 2020 consisted of a net income of $15.1 million, non-cash adjustments of $5.3 million and a net increase in cash from changes in working capital of $2.7 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $10.3 million, depreciation and amortization of $8.1 million, and a decrease in deferred tax assets of $3.5 million due to provision for income taxes recorded for the first two quarters of fiscal year 2021, offset by a net disposition gain of $16.6 million recognized from the divestiture of our former education client vertical completed in the first quarter of fiscal year 2021. The changes in working capital accounts were primarily attributable to a decrease in prepaid expenses and other assets of $6.1 million, offset by an increase in accounts receivable of $3.2 million and a decrease in accounts payable of $1.0 million. The decrease in prepaid expenses and other assets was due to the refund of an unamortized prepaid expense of $5.3 million. The increase in accounts receivable was due to the timing of receipts. The decreases in accounts payable was due to the timing of payments.

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

Cash used in investing activities was $23.3 million for the six months ended December 31, 2020, compared to cash used in investing activities of $2.0 million for the six months ended December 31, 2019.

Cash used in investing activities in the six months ended December 31, 2020 was primarily due to $43.9 million cash paid at the closing of the Modernize acquisition, net of cash acquired of $3.6 million, capital expenditures and internal software development costs of $2.4 million, and investment in equity securities of a privately held company of $2.0 million, offset by $20.0 million of cash received from the divestiture of our former education client vertical completed in the first quarter of fiscal year 2021, and $1.5 million of cash received from the divestiture of our former B2B client vertical completed in the third quarter of fiscal year 2020.

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

Cash used in financing activities was $4.6 million for the six months ended December 31, 2020, compared to cash used in financing activities of $3.9 million for the six months ended December 31, 2019.

Cash used in financing activities in the six months ended December 31, 2020 was due to the payment of withholding taxes related to the release of restricted stock, net of share settlement of $4.6 million, and payment of post-closing payments and contingent consideration related to acquisitions of $3.0 million, offset by proceeds from the exercise of stock options of $3.0 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of December 31, 2020:

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating leases (1)	$19,343	$3,461	$11,674	$4,175	$33
Post-closing payment related to acquisitions (2)	33,608	11,269	12,780	9,559	—
Contingent consideration related to acquisitions (2)	2,822	868	1,711	243	—
Total	$55,773	$15,598	$26,165	$13,977	$33

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Summary of Risks Associated with Our Business

The following is a summary of the principal factors that make an investment in our common stock speculative or risky. These risks, and others, are described in further detail below this summary.

•

We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and which could have a material adverse impact on our business, financial condition, operating results and cash flows. These risks and uncertainties could pertain to other viruses, pandemics or other such unforeseen and broad-based public health crises.

•	We operate in an industry that is still developing and have a relatively new business model that is continually evolving, which makes it difficult to evaluate our business and prospects.
•	Negative changes in the market conditions and the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.
•

A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition, and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and, if we lose a major client, our revenue will decrease and our business and prospects may be harmed.

•

We depend on third-party publishers, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these third-party publishers’ websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

•

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

•

We are subject to risks with respect to counterparties, and failure of such counterparties to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.

•

If we fail to continually enhance and adapt our products and services to keep pace with rapidly changing technologies and industry standards, we may not remain competitive and could lose clients or advertising inventory.

•

Our results of operations have fluctuated in the past and may do so in the future, which makes our results of operations difficult to predict and could cause our results of operations to fall short of analysts’ and investors’ expectations.

•

We are exposed to online security risks and breaches particularly given that we gather, transmit and store personally identifiable information. If we fail to maintain adequate reasonable safeguards to protect the security, confidentiality and integrity of personally identifiable information including failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized access to or accidental disclosure of confidential or proprietary data in our network systems may cause us to incur significant expenses and may negatively affect our reputation and business.

•	If we do not adequately protect our intellectual property rights, our competitive position and business may suffer.

Risks Related to Our Business and Industry

We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and which could have a material adverse impact on our business, financial condition, operating results and cash flows. These risks and uncertainties could pertain to other viruses, pandemics or other such unforeseen and broad-based public health crises.

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

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general, and other governmental or regulatory bodies, any of whom may allege violations of legal requirements. For our dispositioned assets or businesses, we retain certain liabilities or obligations in connection with our pre-closing actions or omissions, contractual or otherwise. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states; and, in the first quarter of fiscal year 2021, we dispositioned our education client vertical. Because our subsidiary CCM provides performance marketing agency and technology services for education clients, we may still be subject to investigations, audits, inquiries, claims or litigation related to education. If any audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general, and other governmental or regulatory bodies are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 25% of our net revenue for the six months ended December 31, 2020. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth may continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•	successfully scaling our technology to accommodate a larger business and integrate acquisitions, including our recent acquisitions of Modernize, AmOne, CCM and MBT;
•	maintaining our standing with key vendors, including Internet search companies and third-party publishers;
•	maintaining our client service standards; and
•	developing and improving our operational, financial and management controls and maintaining adequate reporting systems and procedures.

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

As of December 31, 2020, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 7% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of December 31, 2020, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of December 31, 2020, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the second quarter of fiscal year 2021. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

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
Date: February 5, 2021