Form 10-Q
period 2021-03-31
QUINSTREET, INC
filed 2021-05-07
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of common stock outstanding as of May 5, 2021: 53,619,471

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$103,202	$107,509
Accounts receivable, net of allowances and reserves of $1,292 and $10,177 as of March 31, 2021 and June 30, 2020, respectively	82,331	64,472
Prepaid expenses and other assets	8,538	13,591
Total current assets	194,071	185,572
Property and equipment, net	6,810	5,657
Operating lease right-of-use assets	11,448	9,118
Goodwill	118,209	80,677
Other intangible assets, net	62,201	28,174
Deferred tax assets, noncurrent	44,503	48,673
Other assets, noncurrent	5,253	536
Total assets	$442,495	$358,407

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,848	$36,759
Accrued liabilities	56,634	42,271
Deferred revenue	87	73
Other liabilities	15,143	6,734
Total current liabilities	111,712	85,837
Operating lease liabilities, noncurrent	9,442	8,692
Other liabilities, noncurrent	32,774	7,934
Total liabilities	153,928	102,463
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 53,612,299 and 52,209,813 shares issued and outstanding at March 31, 2021 and June 30, 2020	54	52
Additional paid-in capital	317,132	304,650
Accumulated other comprehensive loss	(282)	(237)
Accumulated deficit	(28,337)	(48,521)
Total stockholders' equity	288,567	255,944
Total liabilities and stockholders' equity	$442,495	$358,407

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenue	$153,052	$128,663	$427,289	$373,378
Cost of revenue (1)	132,665	114,210	375,334	332,717
Gross profit	20,387	14,453	51,955	40,661
Operating expenses: (1)
Product development	4,905	3,250	14,776	10,205
Sales and marketing	2,768	2,116	8,303	7,071
General and administrative	6,460	5,076	19,931	16,399
Operating income	6,254	4,011	8,945	6,986
Interest income	5	43	40	169
Interest expense	(301)	(177)	(947)	(566)
Other (expense) income, net	(28)	10,491	16,695	10,225
Income before income taxes	5,930	14,368	24,733	16,814
Provision for income taxes	(893)	(449)	(4,549)	(214)
Net income	$5,037	$13,919	$20,184	$16,600
Net income per share:
Basic	$0.09	$0.27	$0.38	$0.32
Diluted	$0.09	$0.26	$0.37	$0.31
Weighted-average shares used in computing net income per share:
Basic	53,427	51,807	52,988	51,353
Diluted	55,623	53,439	55,015	53,416

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,261	$978	$7,006	$5,815
Product development	576	185	1,768	1,187
Sales and marketing	584	152	1,896	1,131
General and administrative	1,435	554	4,521	3,084

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$5,037	$13,919	$20,184	$16,600
Other comprehensive income (loss):
Foreign currency translation adjustment	8	70	(45)	117
Total other comprehensive income (loss)	8	70	(45)	117
Comprehensive income	$5,045	$13,989	$20,139	$16,717

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	53,259,519	$53	$313,017	$(290)	$(33,374)	$279,406
Issuance of common stock upon exercise of stock options	214,075	1	1,183	—	—	1,184
Release of restricted stock, net of share settlement	138,705	—	—	—	—	—
Stock-based compensation expense	—	—	4,870	—	—	4,870
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,938)	—	—	(1,938)
Net income	—	—	—	—	5,037	5,037
Other comprehensive income	—	—	—	8	—	8
Balances at March 31, 2021	53,612,299	$54	$317,132	$(282)	$(28,337)	$288,567

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	51,636,757	$52	$298,080	$(319)	$(63,942)	$233,871
Issuance of common stock upon exercise of stock options	151,625	—	689	—	—	689
Release of restricted stock, net of share settlement	149,692	—	—	—	—	—
Stock-based compensation expense	—	—	1,884	—	—	1,884
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,226)	—	—	(1,226)
Net income	—	—	—	—	13,919	13,919
Other comprehensive income	—	—	—	70	—	70
Balances at March 31, 2020	51,938,074	$52	$299,427	$(249)	$(50,023)	$249,207

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2020	52,209,813	$52	$304,650	$(237)	$(48,521)	$255,944
Issuance of common stock upon exercise of stock options	699,100	1	3,763	—	—	3,764
Release of restricted stock, net of share settlement	703,386	1	(1)	—	—	—
Stock-based compensation expense	—	—	15,238	—	—	15,238
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(6,518)	—	—	(6,518)
Net income	—	—	—	—	20,184	20,184
Other comprehensive loss	—	—	—	(45)	—	(45)
Balances at March 31, 2021	53,612,299	$54	$317,132	$(282)	$(28,337)	$288,567

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2019	50,518,460	$50	$289,768	$(366)	$(66,623)	$222,829
Issuance of common stock upon exercise of stock options	667,651	1	3,804	—	—	3,805
Release of restricted stock, net of share settlement	751,963	1	(1)	—	—	—
Stock-based compensation expense	—	—	11,269	—	—	11,269
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(5,413)	—	—	(5,413)
Net income	—	—	—	—	16,600	16,600
Other comprehensive income	—	—	—	117	—	117
Balances at March 31, 2020	51,938,074	$52	$299,427	$(249)	$(50,023)	$249,207

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$20,184	$16,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,010	8,517
(Benefit from) provision for sales returns and doubtful accounts receivable	(353)	179
Stock-based compensation	15,191	11,217
Non-cash lease expense	(578)	463
Deferred income taxes	4,263	3,258
Gain on divestitures of businesses, net	(16,615)	(10,819)
Other adjustments, net	682	444
Changes in assets and liabilities:
Accounts receivable	(14,455)	3,634
Prepaid expenses and other assets	5,083	(2,750)
Accounts payable	1,013	3,292
Accrued liabilities	9,764	430
Deferred revenue	14	205
Other liabilities, noncurrent	—	(35)
Net cash provided by operating activities	36,203	34,635
Cash Flows from Investing Activities
Capital expenditures	(1,367)	(1,321)
Internal software development costs	(2,338)	(1,675)
Business acquisitions, net of cash acquired	(49,304)	(2,000)
Proceeds from divestitures of businesses, net of cash divested	21,947	11,105
Purchases of equity investment	(4,000)	—
Other investing activities	—	25
Net cash (used in) provided by investing activities	(35,062)	6,134
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	4,153	3,830
Payment of withholding taxes related to release of restricted stock, net of share settlement	(6,518)	(5,413)
Post-closing payments and contingent consideration related to acquisitions	(3,020)	(4,704)
Net cash used in financing activities	(5,385)	(6,287)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	135
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,306)	34,617
Cash, cash equivalents and restricted cash at beginning of period	107,523	62,536
Cash, cash equivalents and restricted cash at end of period	$103,217	$97,153
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$103,202	$97,139
Restricted cash included in other assets, noncurrent	15	14
Total cash, cash equivalents and restricted cash	$103,217	$97,153
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	132	252
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	464	167
Post-closing payments unpaid at acquisition date (see Note 8)	32,568	—
Contingent consideration unpaid at acquisition date (see Note 8)	2,926	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketplaces and technologies for the financial services and home services industries. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, home services, and previously the historical education client vertical. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States and India. The majority of the Company’s operations and revenue are in North America.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2021 and for the three and nine months ended March 31, 2021 and 2020 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on August 28, 2020. The condensed consolidated balance sheet at June 30, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2021, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income for the three and nine months ended March 31, 2021 and 2020 and condensed consolidated statements of cash flows for the nine months ended March 31, 2021 and 2020. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2021, or any other future period.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes to our significant accounting policies as of and for the nine months ended March 31, 2021, except for the accounting policy for Accounts Receivable and Allowances that was updated as a result of adopting Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326). For more information, refer to “Recently Adopted Accounting Standards”.

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

The following table presents the changes in the Company’s allowance for credit losses for the nine months ended March 31, 2021 (in thousands):
Allowance for Credit Losses
Balance as of June 30, 2020	$9,287
Current period provision for credit losses	10
Write-offs charged against the allowance (1)	(9,063)
Balance as of March 31, 2021	$234

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

The revenue reserve was $1.1 million and $0.9 million as of March 31, 2021 and June 30, 2020, respectively. The total allowance for credit losses and revenue reserve was $1.3 million and $10.2 million as of March 31, 2021 and June 30, 2020, respectively.

Investments in Equity Securities

The Company’s investments in equity securities, which are reported within other assets, noncurrent, on the condensed consolidated balance sheets, include investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of its investments in equity securities to fair value when transactions for identical or similar investments of the same issuer are observable. All gains and losses on investments in equity securities, realized and unrealized, are recognized within other (expense) income, net on the Company’s condensed consolidated statements of operations.

The Company applies the equity method of accounting for investments in other entities when it exercises significant influence. Under the equity method, the Company’s share of each investee’s profit or loss is recognized within other (expense) income, net on the Company’s condensed consolidated statements of operations.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentrations of Credit Risk

The Company had one client that accounted for 26% and 25% of net revenue for the three and nine months ended March 31, 2021 and 22% and 19% of net revenue for the three and nine months ended March 31, 2020. That same client accounted for 16% and 17% of net accounts receivable as of March 31, 2021 and June 30, 2020. One additional client accounted for 11% of net accounts receivable as of March 31, 2021. No other clients accounted for 10% or more of net revenue for the three and nine months ended March 31, 2021 or 2020 or 10% or more of net accounts receivable as of March 31, 2021 or June 30, 2020.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenue:
Financial Services	$116,284	$98,789	$314,651	$277,804
Home Services	35,037	11,544	97,600	35,570
Other Revenue	1,731	—	3,451	—
Divested Businesses(1)	—	18,330	11,587	60,004
Total net revenue	$153,052	$128,663	$427,289	$373,378

(1)	Represents revenue recognized from the businesses divested in fiscal year 2020 and in the first quarter of fiscal year 2021. See Note 7, Divestitures, for more information.

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	March 31,	June 30,
	2021	2020
Deferred revenue	$87	$73
Client deposits	1,132	700
Total	$1,219	$773

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The increase in the liability balances during the nine months ended March 31, 2021 related to advance consideration received from clients of $6.9 million, offset by revenue recognized of $6.4 million.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$5,037	$13,919	$20,184	$16,600
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	53,427	51,807	52,988	51,353
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	53,427	51,807	52,988	51,353
Weighted-average effect of dilutive securities:
Stock options	764	968	829	1,148
Restricted stock units	1,432	664	1,198	915
Weighted-average shares of common stock used in computing diluted net income per share	55,623	53,439	55,015	53,416
Net income per share:
Basic	$0.09	$0.27	$0.38	$0.32
Diluted	$0.09	$0.26	$0.37	$0.31
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive (1)	4	1,317	65	965

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2021				June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,670	$—	$—	$1,670	$1,668	$—	$—	$1,668
Total	$1,670	$—	$—	$1,670	$1,668	$—	$—	$1,668
Liabilities:
Post-closing payments related to acquisitions	$—	$37,543	$—	$37,543	$—	$9,045	$—	$9,045
Contingent consideration related to acquisitions	—	—	5,748	5,748	—	—	3,170	3,170
Total	$—	$37,543	$5,748	$43,291	$—	$9,045	$3,170	$12,215

Reported as:
Cash and cash equivalents				$1,670				$1,668
Other Liabilities:
Current				$13,064				$6,734
Noncurrent				30,227				5,481
Total				$43,291				$12,215

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets and are classified as Level 1 within the fair value hierarchy.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the Company’s acquisitions of Modernize, Inc. (“Modernize”), FC Ecosystem, LLC (“FCE”) and Mayo Labs, LLC (“Mayo”) completed in the first three quarters of fiscal year 2021, and the acquisitions of AmOne Corp (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”) completed in fiscal year 2019. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 8, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisitions of FCE and CCM. The FCE contingent consideration is based upon revenue targets and gross margin targets, and the CCM contingent consideration is based upon revenue targets. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected gross margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected gross margin, or discount rates would have a material impact on the fair value of the contingent consideration. Changes in the fair value of the contingent consideration are recorded in earnings on the Company’s condensed consolidated statements of operations. See Note 8, Acquisitions, for further details related to the acquisitions.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the changes in the contingent consideration during the three and nine months ended March 31, 2021 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2021
Balance at the beginning of period	$2,822	$3,170
Additions related to the acquisition of FCE (initial measurement)	2,926	2,926
Changes in fair value during the period	—	—
Payments made during the period	—	(348)
Balance at the end of period	$5,748	$5,748

6. Prepaid Expenses and Other Assets

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million, which was being amortized on a straight-line basis over the life of the contract. As of July 1, 2020, the contract was terminated and the unamortized remainder of the upfront cash payment was subsequently refunded. The Company had recorded $5.3 million as of June 30, 2020 within prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. Amortization expense was $0.2 million and $0.8 million for the three and nine months ended March 31, 2020.

7. Divestitures

As a result of the Company’s decision to narrow its focus to the best performing businesses and market opportunities, the Company completed a series of business divestitures in fiscal year 2020 and in the first quarter of fiscal year 2021.

Fiscal year 2021

Education Client Vertical

On August 31, 2020, the Company entered into an agreement with a third party to sell its education client vertical for total cash consideration of $20.0 million. Upon the divestiture of this business, the Company recognized a gain of $16.6  million within other (expense) income, net on the Company’s condensed consolidated statements of operations in the first quarter of fiscal year 2021.

Fiscal year 2020

Business-to-Business Technology (“B2B”) Client Vertical

On February 14, 2020, the Company entered into an agreement with a third party to sell its B2B client vertical for a purchase price of $12.9 million. The purchase price consisted of $10.0 million in cash consideration and $2.9 million in a secured promissory note, receivable in equal monthly installments over a 12 month period. The Company recognized a gain of $12.0 million within other (expense) income, net on the Company’s condensed consolidated statements of operations upon the divestiture of this business in the third quarter of fiscal year 2020.

Mortgage Business

On April 30, 2020, the Company entered into an agreement with a third party to sell its mortgage business for total cash consideration of $3.3 million. The Company recognized a gain of $2.8 million within other (expense) income, net on the Company’s consolidated statements of operations upon the divestiture of this business in the fourth quarter of fiscal year 2020.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Acquisitions

Fiscal year 2021

Modernize, Inc.

On July 1, 2020, the Company completed the acquisition of Modernize, a leading home improvement performance marketing company in the home services client vertical, to broaden its customer and media relationships. In exchange for all the outstanding shares of Modernize, the Company paid $43.9 million in cash upon closing (including $3.9 million cash for net assets acquired subject to post-closing adjustments) and will make $27.5 million in post-closing payments, payable in equal annual installments over a five year period, with the first installment payable twelve months following the date of closing. In addition, the Company made a Section 338(h)(10) election to treat the acquisition for tax purposes as a purchase and sale of assets, and the Company has agreed to pay any incremental taxes to Modernize resulting from that election.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the preliminary allocation of the purchase price to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Estimated Fair Value
	Preliminary as of July 1, 2020	Year to Date Adjustments (1)	Preliminary as of March 31, 2021
Cash and cash equivalents	$3,638	$—	$3,638
Accounts receivable, net	4,999	—	4,999
Operating lease right-of-use assets	4,702	—	4,702
Other intangible assets	33,700	—	33,700
Other assets	1,386	—	1,386
Total identifiable assets acquired	48,425	—	48,425

Accrued liabilities	4,909	—	4,909
Operating lease liabilities	4,896	—	4,896
Deferred tax liabilities	7,886	(7,886)	—
Other liabilities	465	(240)	225
Total identifiable liabilities assumed	18,156	(8,126)	10,030

Net identifiable assets acquired	30,269	8,126	38,395
Goodwill	38,451	(6,047)	32,404
Net assets acquired	$68,720	$2,079	$70,799

(1)

The Company made a 338(h)(10) election to treat the acquisition for tax purposes as a purchase and sale of assets which resulted in the release of the deferred tax liabilities of $7.9 million. The Company has agreed to pay any incremental taxes to Modernize resulting from that election, for an increase in total consideration of $2.1 million.

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

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FC Ecosystem, LLC

On March 1, 2021, the Company acquired substantially all of the assets relating to the performance marketing services business of FC Ecosystem, LLC, to broaden its customer relationships in the financial services client vertical. In exchange for the assets of FCE, the Company paid $7.0 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over a two year period, with the first installment payable twelve months following the date of closing. The purchase consideration also includes contingent consideration of up to an additional $9.0 million, which is payable for two years following the date of closing and is calculated every February 28 for the preceding twelve months.

The following table summarizes the consideration as of the acquisition date (in thousands):

Estimated Fair Value
Cash	$7,000
Post-closing payments, net of imputed interest of $189	3,811
Contingent consideration	2,926
Total	$13,737

The acquisition was accounted for as a business combination. The results of the acquired assets have been included in the Company’s condensed consolidated financial statements since the acquisition date. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The fair value of the intangible assets acquired was determined by the Company based on management’s best estimates, and in doing so management engaged a third-party valuation specialist to assist with the measurement. The fair value of the customer relationship was determined using the multi-period excess earnings income approach. The excess of the purchase price over the aggregate fair value of the identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price and the estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/advertiser relationships	$8,600	7 years
Goodwill	5,137	Indefinite
Total	$13,737

The Company is still finalizing the allocation of the purchase price to the individual assets acquired. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination, not to exceed one year form the acquisition date. The final purchase price allocation, which may include changes in the allocations between intangible assets and goodwill, as well as changes in the estimated useful lives of the intangible assets, will be determined when the Company has completed the detailed review of underlying inputs and assumptions used in its preliminary purchase price allocation.

Other

On February 17, 2021, the Company also completed the acquisition of certain assets of Mayo Labs, LLC, a performance marketing services company serving the financial services client vertical. The Company paid $2.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two year period, with the first installment payable twelve months following the date of closing. The Company has included the results of the acquired assets in the condensed consolidated financial statements since the acquisition date, which were not considered material to the Company.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and the acquired businesses as though these acquisitions had been occurred as of the beginning of fiscal year 2020. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect what the combined company’s results of operations would have been had the acquisition occurred as of the beginning of fiscal year 2020, nor is it necessarily indicative of the future results of operations of the combined company.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net revenue	$153,052	$149,370	$427,289	$430,782
Net income	5,189	15,629	20,836	21,536

The pro forma financial information for the three and nine months ended March 31, 2021 includes the elimination of $152 thousand and $652 thousand of nonrecurring acquisition costs incurred by the Company that are directly related to the acquisitions.

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

9. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2021 were as follows (in thousands):

Goodwill
Balance as of June 30, 2020	$80,677
Goodwill acquired (1)	40,744
Goodwill disposed (2)	(3,212)
Balance as of March 31, 2021	$118,209

(1)	Represents goodwill acquired associated with the acquisitions completed in the first three quarters of fiscal year 2021. See Note 8, Acquisitions, for more information.
(2)	Represents goodwill disposed associated with the divestiture of the education client vertical completed in the first quarter of fiscal year 2021. See Note 7, Divestitures, for more information.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2021			June 30, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$90,960	$(41,297)	$49,663	$61,324	$(36,213)	$25,111
Content	43,705	(43,305)	400	55,430	(55,430)	—
Website/trade/domain names	25,348	(18,412)	6,936	23,059	(20,717)	2,342
Acquired technology and others	33,843	(28,641)	5,202	27,941	(27,220)	721
Total	$193,856	$(131,655)	$62,201	$167,754	$(139,580)	$28,174

Amortization of intangible assets was $2.8 million and $8.8 million for the three and nine months ended March 31, 2021, and $1.9 million and $5.8 million for the three and nine months ended March 31, 2020.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future amortization expense for the Company’s intangible assets as of March 31, 2021 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2021 (remaining three months)	$3,013
2022	11,365
2023	10,503
2024	9,606
2025	7,622
Thereafter	20,092
Total	$62,201

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

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of March 31, 2021, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

Additionally, in the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a provision for income taxes of $0.9 million and $4.5 million for the three and nine months ended March 31, 2021, and a provision for income taxes of $0.4 million and $0.2 million for the three and nine months ended March 31, 2020.

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

The components of lease expense for the three and nine months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating lease expense	$1,315	$981	$3,943	$2,984
Short-term lease expense	170	275	624	831
Variable lease expense (1)	139	126	426	416
Total lease expense	$1,624	$1,382	$4,993	$4,231

(1)

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Variable lease expense for the three and nine months ended March 31, 2021 and 2020 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Nine Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,544	$2,513

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$6,247	$476

Weighted average remaining lease term - operating leases	2.9 years	3.4 years
Weighted average discount rate - operating leases	5.0%	4.5%

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

Maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2021 (remaining three months)	$1,482
2022	5,932
2023	5,506
2024	3,452
2025	726
Thereafter	33
Total minimum lease payments	$17,131
Less imputed interest	(2,278)
Present value of net minimum lease payments	$14,853
Operating lease liabilities:
Current	5,411
Noncurrent	9,442
Total	$14,853

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.5 million as of March 31, 2021, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

12. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2021 and June 30, 2020.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2021 and June 30, 2020.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.

13. Stockholders’ Equity

Stock Repurchases

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. There were no repurchases made during fiscal year 2020 and the three and nine months ended March 31, 2021. As of March 31, 2021, the number of shares that remains available for repurchase is 903,636 shares.

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

As of March 31, 2021, 23,125,612 shares were reserved and 14,438,410 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,368,424 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average Black-Scholes model assumptions for the three and nine months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Expected term (in years)	3.5	3.5	4.4	4.3
Expected volatility	62%	59%	62%	58%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.2%	1.5%	0.3%	1.5%
Grant date fair value	$10.76	$6.58	$5.99	$5.44

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net revenue:
United States	$150,245	$125,068	$419,016	$363,485
International	2,807	3,595	8,273	9,893
Total net revenue	$153,052	$128,663	$427,289	$373,378

	March 31,	June 30,
	2021	2020
Property and equipment, net:
United States	$6,634	$5,477
International	176	180
Total property and equipment, net	$6,810	$5,657

	March 31,	June 30,
	2021	2020
Other intangible assets, net:
United States	$62,201	$28,174
International	—	—
Total other intangible assets, net	$62,201	$28,174

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

Management Overview

We are a leader in performance marketplaces and technologies for the financial services and home services industries. We specialize in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services and home services. Our clients include some of the world’s largest companies and brands in those markets. The majority of our operations and revenue are in North America.

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

Our financial services client vertical represented 76% and 74% of net revenue for the three and nine months ended March 31, 2021 and 77% and 74% of net revenue for the three and nine months ended March 31, 2020. Our home services client vertical represented 23% of net revenue for both the three and nine months ended March 31, 2021 and 9% and 10% of net revenue for the three and nine months ended March 31, 2020. Our results of operations for the three and nine months ended March 31, 2021 reflected our acquisition of Modernize, which was completed in the first quarter of fiscal year 2021. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for both the three and nine months ended March 31, 2021. In addition, revenue recognized from our divested businesses (including our former education client vertical, business-to-business technology client vertical, mortgage business, and Brazil businesses) represented 0% and 2% of net revenue for the three and nine months ended March 31, 2021 and 14% and 16% of net revenue for the three and nine months ended March 31, 2020. See Note 7, Divestitures, to our condensed consolidated financial statements for more information related to the divestitures. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 26% and 25% of our net revenue for the three and nine months ended March 31, 2021 and 22% and 19% of our net revenue for the three and nine months ended March 31, 2020. No other client accounted for 10% or more of our net revenue for the three and nine months ended March 31, 2021 and 2020.

Trends Affecting our Business

COVID-19

We continue to monitor COVID-19 for impacts that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; business and individuals' actions in response to the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the development, efficacy and distribution of vaccines for COVID-19; and the impact on economic activity including the length and depth of the economic downturn or financial market instability. These factors may adversely impact consumer, business, and government spending as well as our clients' ability to pay for our services on an ongoing basis. While there is optimism that the pandemic will come to an end with the development and prevalence of vaccines, there are still significant uncertainties. For example, the resurgence of cases due to emergence and persistency of new variants to COVID-19 and the economic impact due to varying levels of restrictions imposed by each state. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

Acquisitions and Divestitures

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In the past three fiscal years, we have completed several strategic acquisitions, including the acquisitions of Modernize, Mayo and FCE  completed in the first three quarters of fiscal year 2021, and the acquisitions of AmOne, CCM, and MBT completed in fiscal year 2019.

Furthermore, as a result of the decision to narrow our focus to the best performing businesses and market opportunities, we completed a series of business divestitures in the past two fiscal years, including the divestiture of our former education client vertical completed in the first quarter of fiscal year 2021, and the divestitures of our former B2B client vertical, our businesses in Brazil consisting of QSB and VEMM along with its interests in EDB, and our mortgage business completed in fiscal year 2020.

For detailed information regarding our acquisitions and divestitures, refer to Note 8, Acquisitions, and Note 7, Divestitures, respectively, to our condensed consolidated financial statements.

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

Basis of Presentation

Net Revenue

Our business generates revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We deliver targeted and measurable results through a vertical focus, which includes financial services, home services, and other revenue. Our revenue recognized during the three and nine months ended March 31, 2021 and 2020 also included the revenue generated from the businesses we divested in fiscal year 2020 and in the first quarter of fiscal year 2021 (including our former education client vertical, business-to-business technology client vertical, mortgage business, and Brazil businesses).

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of March 31, 2021; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
	(In thousands)				(In thousands)
Net revenue	$153,052	100.0%	$128,663	100.0%	$427,289	100.0%	$373,378	100.0%
Cost of revenue (1)	132,665	86.7	114,210	88.8	375,334	87.8	332,717	89.1
Gross profit	20,387	13.3	14,453	11.2	51,955	12.2	40,661	10.9
Operating expenses: (1)
Product development	4,905	3.2	3,250	2.5	14,776	3.5	10,205	2.7
Sales and marketing	2,768	1.8	2,116	1.7	8,303	1.9	7,071	1.9
General and administrative	6,460	4.2	5,076	3.9	19,931	4.7	16,399	4.4
Operating income	6,254	4.1	4,011	3.1	8,945	2.1	6,986	1.9
Interest income	5	—	43	—	40	—	169	0.1
Interest expense	(301)	(0.2)	(177)	(0.1)	(947)	(0.2)	(566)	(0.2)
Other (expense) income, net	(28)	—	10,491	8.2	16,695	3.9	10,225	2.7
Income before income taxes	5,930	3.9	14,368	11.2	24,733	5.8	16,814	4.5
Provision for income taxes	(893)	(0.6)	(449)	(0.3)	(4,549)	(1.1)	(214)	(0.1)
Net income	$5,037	3.3%	$13,919	10.9%	$20,184	4.7%	$16,600	4.4%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,261	1.5%	$978	0.8%	$7,006	1.6%	$5,815	1.6%
Product development	576	0.4	185	0.1	1,768	0.4	1,187	0.3
Sales and marketing	584	0.4	152	0.1	1,896	0.4	1,131	0.3
General and administrative	1,435	0.9	554	0.4	4,521	1.1	3,084	0.8

Gross Profit

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2021	2020	2021	2020	% Change	% Change
	(In thousands)
Net revenue	$153,052	$128,663	$427,289	$373,378	19%	14%
Cost of revenue	132,665	114,210	375,334	332,717	16%	13%
Gross profit	$20,387	$14,453	$51,955	$40,661	41%	28%

Net Revenue

Net revenue increased $24.4 million, or 19%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Revenue from our home services client vertical increased by $23.5 million, or 204%, primarily as a result of inorganic and organic (synergy) revenue effects from the acquisition of Modernize completed in the first quarter of fiscal year 2021. Revenue from our financial services client vertical increased by $17.5 million, or 18%, primarily due to our enhanced product set and data analytics that enabled access to more media and an increase in client budgets in our insurance business, offset by a decline in revenue in the credit-driven businesses due to weakening economic and employment conditions caused by COVID-19. Other revenue, which primarily includes performance marketing agency and technology services, contributed $1.7 million of revenue for the three months ended March 31, 2021. The business divestitures completed in fiscal year 2020 and in the first quarter of fiscal year 2021 decreased revenue by $18.3 million for the three months ended March 31, 2021.

Net revenue increased $53.9 million, or 14%, for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. Revenue from our home services client vertical increased by $62.0 million, or 174%, primarily as a result of inorganic and organic (synergy) revenue effects from the acquisition of Modernize completed in the first quarter of fiscal year 2021.

Revenue from our financial services client vertical increased by $36.8 million, or 13%, primarily due to our enhanced product set and data analytics that enabled access to more media and an increase in client budgets in our insurance business, offset by a decline in revenue in the credit-driven businesses due to weakening economic and employment conditions caused by COVID-19. Other revenue, which primarily includes performance marketing agency and technology services, contributed $3.5 million of revenue for the nine months ended March 31, 2021. The business divestitures completed in fiscal year 2020 and in the first quarter of fiscal year 2021 decreased revenue by $48.4 million for the nine months ended March 31, 2021.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $18.5 million, or 16%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was primarily driven by increased media and marketing costs of $14.7 million, increased personnel costs of $2.7 million, and increased amortization of intangible assets of $1.0 million. The increase in media and marketing costs was associated with higher revenue volumes. The increase in personnel costs was due to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense. The increase in amortization expense was due to the acquisition of Modernize intangible assets. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 13% and 11% for the three months ended March 31, 2021 and 2020. The increase in gross profit margin was primarily attributable to decreased media and marketing costs as a percentage of revenue.

Cost of revenue increased by $42.6 million, or 13%, for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. This was primarily driven by increased media and marketing costs of $33.6 million, increased personnel costs of $5.1 million, and increased amortization of intangible assets of $3.4 million. The increase in media and marketing costs was associated with higher revenue volumes. The increase in personnel costs was due to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense. The increase in amortization expense was due to the acquisition of Modernize intangible assets. Gross profit margin was 12% and 11% for the nine months ended March 31, 2021 and 2020. The increase in gross profit margin was primarily attributable to decreased media and marketing costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2021	2020	2021	2020	% Change	% Change
	(In thousands)
Product development	$4,905	$3,250	$14,776	$10,205	51%	45%
Sales and marketing	2,768	2,116	8,303	7,071	31%	17%
General and administrative	6,460	5,076	19,931	16,399	27%	22%
Operating expenses	$14,133	$10,442	$43,010	$33,675	35%	28%

Product Development Expenses

Product development expenses increased by $1.7 million, or 51%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was primarily due to increased personnel costs of $1.5 million as a result of higher headcount associated with the Modernize acquisition, increased incentive compensation expense associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense.

Product development expenses increased by $4.6 million, or 45%, for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. This was primarily due to increased personnel costs of $4.1 million as a result of higher headcount associated with the Modernize acquisition, increased incentive compensation expense associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense, and increased facilities expense of $0.3 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.7 million, or 31%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increased personnel costs of $0.6 million related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense.

Sales and marketing expenses increased by $1.2 million, or 17%, for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to increased personnel costs of $1.4 million related to increased incentive compensation associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 27%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to increased personnel costs of $1.1 million associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense.

General and administrative expenses increased by $3.5 million, or 22%, for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, primarily due to increased personnel costs of $2.2 million associated with the expected achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense, increased professional services fees of $0.7 million, and increased facilities expense of $0.4 million.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In thousands)
Provision for income taxes	$(893)	$(449)	$(4,549)	$(214)

As of March 31, 2021, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable.

We recorded a provision for income taxes of $0.9 million and $4.5 million for the three and nine months ended March 31, 2021, and a provision for income taxes of $0.4 million and $0.2 million for the three and nine months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $103.2 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$36,203	$34,635
Net cash (used in) provided by investing activities	(35,062)	6,134
Net cash used in financing activities	(5,385)	(6,287)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense, gains and losses on divestitures of businesses, and changes in working capital components.

Cash provided by operating activities was $36.2 million for the nine months ended March 31, 2021, compared to cash provided by operating activities of $34.6 million for the nine months ended March 31, 2020.

Cash provided by operating activities for the nine months ended March 31, 2021 consisted of a net income of $20.2 million, non-cash adjustments of $14.6 million and a net increase in cash from changes in working capital of $1.4 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $15.2 million, depreciation and amortization expense of $12.0 million, and a decrease in deferred tax assets of $4.3 million due to provision for income taxes recorded for the first three quarters of fiscal year 2021, offset by a net disposition gain of $16.6 million recognized from the divestiture of our former education client vertical completed in the first quarter of fiscal year 2021. The changes in working capital accounts were primarily attributable to an increase in accrued liabilities of $9.8 million, a decrease in prepaid expenses and other assets of $5.1 million, and an increase in accounts payable of $1.0 million, offset by an increase in accounts receivable of $14.5 million. The increases in accounts payable and accrued liabilities were due to the timing of payments. The decrease in prepaid expenses and other assets was due to the refund of an unamortized prepaid expense of $5.3 million. The increase in accounts receivable was due to the timing of receipts.

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

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, acquisitions from time to time, business divestitures, and investment in equity securities.

Cash used in investing activities was $35.1 million for the nine months ended March 31, 2021, compared to cash provided by investing activities of $6.1 million for the nine months ended March 31, 2020.

Cash used in investing activities in the nine months ended March 31, 2021 was primarily due to payments for the acquisitions of Modernize, Mayo and FCE, net of cash acquired, of $49.3 million, investment in equity securities of $4.0 million, and capital expenditures and internal software development costs of $3.7 million, offset by $20.0 million of cash received from the divestiture of our former education client vertical completed in the first quarter of fiscal year 2021, and $1.9 million of cash received from the divestiture of our former B2B client vertical completed in the third quarter of fiscal year 2020.

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

Cash used in financing activities was $5.4 million for the nine months ended March 31, 2021, compared to cash used in financing activities of $6.3 million for the nine months ended March 31, 2020.

Cash used in financing activities in the nine months ended March 31, 2021 was due to the payment of withholding taxes related to the release of restricted stock, net of share settlement of $6.5 million, and payment of post-closing payments and contingent consideration related to acquisitions of $3.0 million, offset by proceeds from the exercise of stock options of $4.2 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of March 31, 2021:

	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Operating leases (1)	$17,606	$6,390	$10,029	$1,187	$—
Post-closing payment related to acquisitions (2)	39,622	14,274	15,707	9,641	—
Contingent consideration related to acquisitions (2)	5,748	868	4,637	243	—
Total	$62,976	$21,532	$30,373	$11,071	$—

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business has been and may continue to be adversely impacted by the effects of COVID-19 and its aftermath. In addition to negative macroeconomic effects on our business, decreased consumer demand for products offered by our clients, and reduced client budgets, the COVID-19 pandemic and any other related adverse public health developments have caused and may further cause declines in revenue and margin, and disruption to our business may continue or worsen over a prolonged period. The businesses of our clients and third-party media publishers (including strategic partners) have also been negatively affected and may continue to be disrupted by reduced demand, consumer creditworthiness, delinquencies, absenteeism, quarantines, economic responses our government is taking to limit the human and economic impact of the COVID-19 pandemic (e.g., stimulus payments) and restrictions on employees’ ability to work, office closures and travel or health-related restrictions. In addition, in the aftermath of the pandemic, it may be the case that consumers spend less time researching and comparing online, which could represent decreased demand for the online products and services that we market for our clients. Depending on the magnitude and duration of such disruptions and their effect on client spending and/or the availability of quality media from third-party publishers including strategic partners, our business, financial condition, operating results and cash flows could be adversely affected.

In addition, COVID-19 or other disease outbreaks has in the short-run, and may over the longer term, adversely affect the economies and financial markets within many countries, including in the United States, resulting in an economic downturn that has and could continue to negatively affect marketing and advertising spend in certain lines of products offered by our clients or on media availability or performance. For example, certain companies that operate in the credit-driven markets such as credit cards and personal loans have been negatively impacted by economic and employment conditions. Such continuing effects of COVID-19, and other similar effects, have resulted and may continue to result in reduced marketing and advertising spend or drops in media availability or performance, which could have a material adverse effect on our business, financial condition, operating results and cash flows. There can be no assurance that any decrease in revenue or margin resulting from COVID-19 will be offset by increased revenue or margin in subsequent periods or that our business, financial condition, operating results and cash flows will remain consistent with pre-pandemic expectations and/or performances.

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

Given that the magnitude and duration of COVID-19’s impact on our business and operations remain uncertain, the continued spread of COVID-19 (including the emergence and persistency of variants relating thereto) and the imposition of related public health containment measures and travel and business restrictions could have a material adverse impact on our business, financial condition, operating results and cash flows.

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

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain. Keeping our business in compliance with or bringing our business into compliance with new laws, therefore, may be costly, affect our revenue and harm our financial results. We believe increased regulation may continue to occur in the area of data privacy, and laws and regulations applying to the solicitation, collection, retention, deletion and processing, sharing or use of personally identifiable information. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) that took effect on January 1, 2020 and in November 2020, California voters passed ballot Proposition 24, the California Privacy Rights Act of 2020 (“CPRA”). CPRA brings several changes to the CCPA, the majority of which will become operative on January 1, 2023. CCPA and CPRA apply to our business and marketing activities. Among other things, CCPA requires covered businesses to provide new disclosures to California consumers about their data collection, use and sharing practices and with limited business exceptions, CCPA affords such consumers new rights to request deletion of data collected about them as well as to opt-out of certain data sharing practices. Further, foreign laws and regulations such as the General Data Protection Regulation (“GDPR”), which became effective in May 2018, may apply to our business and marketing activities that are offered to European Union users. The GDPR created a range of new compliance obligations and penalties for non-compliance are significant. The foregoing could affect our ability to use and share data and may result in expenditures to ensure our ability to store, use, process and share data in accordance with applicable laws and regulations. Violations or alleged violations of laws by us, our third-party publishers or our clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations including amendments thereof or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls including SMS or text messaging. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. The changes to the TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. Additionally, we generate inquiries from which users provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 25% of our net revenue for the nine months ended March 31, 2021. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Our success depends on our ability to attract online visitors to our owned and operated and our third-party publishers’ websites and convert them into customers for our clients in a cost-effective manner. We depend on Internet search companies to direct a substantial share of visitors to our owned and operated and our third-party publishers’ websites. Search companies offer two types of search results: organic and paid listings. Organic listings are displayed based solely on formulas designed by the search companies. Paid listings are displayed based on a combination of the advertiser’s bid price for particular keywords and the search engines’ assessment of the website’s relevance and quality. If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers, and traffic to our websites could decrease. Changes in how search engines elect to operate, including with respect to the breadth of keyword matching, could also have an adverse impact on our campaigns. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

The online media and marketing industry is characterized by rapidly changing standards, changing technologies, frequent new or enhanced product and service introductions, and changing user and client demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. We continually make enhancements and other modifications to our proprietary technologies as well as our product and service offerings. This includes expansion into new categories (e.g., health insurance). Our product changes may contain design or performance defects that are not readily apparent. Expanded category offerings may experience issues as we launch new products and services. If our proprietary technologies or our new or enhanced products and services fail to achieve their intended purpose or are less effective than technologies or products and services used by our competitors, our business could be harmed.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry, and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, the COVID-19 pandemic will in the short-run, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of the pandemic or otherwise may have consequences to our businesses, including our credit-driven businesses, that are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

We compete with Internet and traditional media companies for high quality media and for a share of clients’ overall marketing budgets, including:

•	online marketing or media services providers such as LendingTree and MediaAlpha in the financial services client vertical;
•	offline and online advertising agencies;
•	major Internet portals and search engine companies with advertising networks;
•	other online marketing service providers, including online affiliate advertising networks and industry-specific portals or performance marketing services companies;
•	digital advertising exchanges, real-time bidding and other programmatic buying channels;
•	third-party publishers with their own sales forces that sell their online marketing services directly to clients;
•	in-house marketing groups and activities at current or potential clients;
•	offline direct marketing agencies;
•	mobile and social media; and
•	television, radio, and print companies.

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

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth may continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•

successfully scaling our technology to accommodate a larger business and integrate acquisitions, including our recent acquisitions of Modernize, Mayo and FCE completed in the first three quarters of fiscal year 2021, and the acquisitions of AmOne, CCM and MBT completed in fiscal year 2019;

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, although we recently announced that we paused our financial advisor-led review of strategic alternatives due in large part to market uncertainties as a result of the COVID-19 pandemic, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired Modernize, Mayo and FCE in the first three quarters of fiscal year 2021, and acquired MBT, CCM and AmOne in fiscal year 2019. Furthermore, we divested our education client vertical in the first quarter of fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QSB and VEMM along with its interests in EDB, and our mortgage business in the second half of fiscal year 2020.

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

Our acquisitions or investments could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement with MBT, we are required to pay $4.0 million in post-closing payments and an estimated fair value of earn-out of $1.5 million of which the earn-out was paid off in the third quarter of fiscal year 2020. Under our acquisition agreement with CCM, we are required to pay $7.5 million in post-closing payments and an estimated fair value of earn-out of $3.6 million. Under our acquisition agreement with AmOne, we are required to pay $8.0 million in post-closing payments. Under our acquisition agreement with Modernize, we are required to pay $27.5 million in post-closing payments. Under our acquisition agreement with Mayo, we are required to pay $2.0 million in post-closing payments. Under our acquisition agreement with FCE, we are required to pay $4.0 million in post-closing payments and an estimated fair value of earn-out of $2.9 million. Also, the anticipated benefit of many of our strategic transactions, including anticipated synergies, may not materialize. Employee retention may be adversely impacted as the result of acquisitions, and our ability to manage across multiple remote locations and business cultures could adversely affect the realization of anticipated benefits. In connection with a disposition of assets or a business, we may also agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

In addition, any financial or other difficulties our third-party providers face may have negative effects on our business, the nature and extent of which we cannot predict. Other than our data privacy and security assessment processes, we exercise little control over our third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third-parties to facilitate analysis and storage of data and delivery of offerings. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and services could adversely affect our business and could expose us to liabilities to third-parties.

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

When a user visits our websites, we use technologies, including “cookies,” to collect information such as the user’s IP address. We also have relationships with data partners that collect and provide us with user data. We access and analyze this information in order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign for optimization. The use of cookies is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the discussion of “do-not-track” technologies, guidelines and substitutes to cookies. With respect to industry self-regulatory activities, the leading web browsing companies have started or announced their intent to block or phase out third-party cookies from their web browsers. Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our clients and publishers seek to prohibit or limit our collection or use of data derived from the use of cookies.

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

We may face additional risks in conducting business in international markets.

We have entered into and exited certain international markets and may enter into international markets in the future, including through acquisitions. We have limited experience in marketing, selling and supporting our services outside of the United States, and we may not be successful in introducing or marketing our services abroad.

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

As of March 31, 2021, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 7% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of March 31, 2021, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of March 31, 2021, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the third quarter of fiscal year 2021. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

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
Date: May 7, 2021