Form 10-K
period 2021-06-30
QUINSTREET, INC
filed 2021-08-26
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the Nasdaq Global Select Market on such date, was $1,065,707,917. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 16, 2021: 54,122,667

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2021 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, such as but not limited to:

•	our still developing industry and relatively new business model;
•	changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic;
•

the impact of the COVID-19 pandemic and its aftermath on us, our third-party publishers’, and our clients’ businesses, the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the duration and scope of the pandemic; business and individuals' actions in response to the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the development, efficacy and distribution of vaccines for COVID-19; and the impact on economic activity including the length and depth of the economic downturn or financial market instability;

•	changes in the regulatory enforcement or legislative environment;
•	our dependence on the availability and affordability of quality media from third-party media sources and strategic partners;
•	our dependence on Internet search companies to attract Internet visitors;
•	our ability to accurately forecast our results of operations and appropriately plan our expenses;
•	our ability to compete in our industry;
•	our ability to manage cyber security risks and costs associated with maintaining a robust security infrastructure;
•	our ability to continually optimize our websites to allow Internet visitors to access our websites through mobile devices;
•	our ability to develop new services, enhancements and features to meet new demands from our clients;
•	our ability to implement our enhanced products across our business and achieve client adoptions of such products;
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

Our Company

We are a leader in performance marketplaces and technologies for the financial services and home services industries. Our approach to proprietary performance marketing technologies allows clients to engage high intent digital media or traffic from a wide range of device types (e.g., mobile, desktop, tablet), in multiple formats or types of media (e.g., search engines, large and small media properties or websites, email), and in a wide range of cost-per-action, or CPA, forms. These forms of contact are the primary “products” we sell to our clients, and include qualified clicks, leads, calls, applications and customers. We specialize in customer acquisition for clients in high value, information-intensive markets, or “verticals,” including financial services and home services. Our clients include some of the world’s largest companies and brands in those markets. The majority of our operations and revenue are in North America.

We generate revenue by delivering measurable online marketing results to our clients. The benefits to our clients include cost-effective and measurable customer acquisition costs, as well as management of highly targeted but also highly fragmented online media sources and access to our world-class proprietary technologies. We are predominantly paid on a negotiated or market-driven “per click,” “per lead,” or other “per action” basis that aligns with the customer acquisition cost targets of our clients. We bear the cost of paying Internet search companies, third-party media sources, strategic partners and other online media sources to generate qualified clicks, leads, calls, applications or customers for our clients.

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

Our proprietary technologies have been developed over the past 22 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

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

Increasing complexity of online marketing

Online marketing is a dynamic and increasingly complex advertising medium. There are numerous online channels for marketers to reach potential customers, including search engines, Internet portals, vertical content websites, affiliate networks, display and contextual ad networks, email, video advertising, and social media. We refer to these and other marketing channels as media. Each of these channels may involve multiple ad formats and different pricing models, amplifying the complexity of online marketing. We believe that this complexity increases the demand for our vertical marketing and media services due to our capabilities and to our experience managing and optimizing online marketing programs across multiple channels. Also, marketers and agencies often lack our ability to aggregate offerings from multiple clients in the same industry vertical, an approach that allows us to cover a wide selection of visitor segments and provide more potential matches to visitor needs. This approach can allow us to convert more Internet visitors into qualified clicks, leads, calls, applications, or customers from targeted media sources, giving us an advantage when buying or monetizing that media.

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

Media cost, or the cost to attract targeted Internet visitors, is the largest cost input to producing the measurable marketing results we deliver to clients. Balancing our clients’ customer acquisition cost and conversion objectives — or the rate at which the clicks, leads, calls, or applications that we deliver to them convert into customers — with our media costs and yield objectives, represents the primary challenge in our business model. We have been able to effectively balance these competing demands by focusing on our media sources and creative capabilities, developing proprietary technologies and optimization capabilities, and working to constantly improve segmentation and matching of visitors to clients through the application of our extensive data and experience in performance marketing. We also seek to mitigate media cost risk by working with third-party publishers and media owners predominantly on a revenue-share basis, which makes these costs variable and provides for risk management. Media purchased on a revenue-share basis has represented the majority of our media costs and of the Internet visitors we convert into qualified clicks, leads, calls, applications, or customers for clients, contributing significantly to our ability to maintain profitability.

Media and Internet visitor mix

We are a client-driven organization. We seek to be one of the largest providers of measurable marketing results on the Internet in the client industry verticals we serve by meeting the needs of clients for results, reliability and volume. Meeting those client needs requires that we maintain a diversified and flexible mix of Internet visitor sources due to the dynamic nature of online media. Our media mix changes with changes in Internet visitor usage patterns. We adapt to those changes on an ongoing basis, and also proactively adjust our mix of vertical media sources to respond to client- or vertical-specific circumstances and to achieve our financial objectives. Generally, our Internet visitor sources include:

•	websites owned and operated by us, with content and offerings that are relevant to our clients’ target customers;
•	visitors acquired from PPC advertisements purchased on major search engines and sent to our websites;
•	third-party media sources (including strategic partners) with whom we have a relationship and whose content or traffic is relevant to our clients’ target customers;
•	email lists owned by us or by third-parties; and
•	advertisements run through online advertising networks, directly with major websites or portals, social media networks, or mobile networks.

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

Clients

In fiscal years 2021, 2020 and 2019, we had one client, The Progressive Corporation, that accounted for 23%, 21% and 22% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2021, 2020 and 2019. Our top 20 clients accounted for 58%, 55% and 54% of net revenue in fiscal years 2021, 2020 and 2019. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party media sources, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2021, 2020 and 2019, we spent $19.3 million, $14.2 million and $12.3 million on product development.

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

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one client vertical. Examples include LendingTree and MediaAlpha in the financial services client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo! and Microsoft.

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

In addition, we provide services to a number of our clients that operate in highly regulated industries. In our financial services client vertical, our websites and marketing services are subject to various federal, state and local laws, including state licensing laws, federal and state laws prohibiting unfair acts and practices, and federal and state advertising laws. In addition, we are a licensed insurance agent in all fifty states. The costs of compliance with these regulations and new laws may increase in the future and any failure on our part to comply with such laws may subject us to significant liabilities.

Human Capital Resources

Our business success depends on our people. We are committed to the development, attraction and retention of our employees. We are dedicated to our core principles and values which include: leading and taking ownership of results and growth, embracing new ideas and approaches as opportunities to improve our performance, striving to better understand and anticipate the needs of all stakeholders, and holding ourselves to high standards of performance and excellence. We strive to invest in professional learning and personal development opportunities that would develop talent and support personal, career and leadership growth. We hold ourselves accountable and we are committed to pay equity and parity. Our compensation philosophy is designed with both short- and long-term incentives. We prioritize the health, safety and wellness of our employees and strive to create an environment where our employees are productive and also physically and mentally healthy, safe and well. As a result of the COVID-19 pandemic and related public health measures including restrictions, we closed our offices and required our employees to work remotely. The health of our workforce remains our top priority while we work to ensure a safe re-opening of our offices around the world.

As of June 30, 2021, we had 614 employees, which consisted of 165 employees in product development, 47 in sales and marketing, 40 in general and administration and 362 in operations. None of our employees are represented by a labor union.

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

•

We depend on third-party media sources, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these third-party publishers’ websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

•

We are exposed to online security risks particularly given that we gather, transmit and store personally identifiable information. If we fail to maintain adequate reasonable safeguards to protect the security, confidentiality and integrity of personally identifiable information including failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized access to or accidental disclosure of confidential or proprietary data in our network systems may cause us to incur significant expenses and may negatively affect our reputation and business.

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

•

We face risks and uncertainties related to the COVID-19 pandemic and its aftermath, which could significantly disrupt our operations and which could have a material adverse impact on our business, financial condition, operating results and cash flows. These risks and uncertainties could pertain to other viruses, pandemics or other such unforeseen and broad-based public health crises.

•	Negative changes in economic conditions and the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.
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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. We believe that our implementation of our enhanced products and media strategies across our business is in a relatively early stage. For example, we introduced our new QuinStreet Rating Platform (“QRP”) product for insurance agents. As a result, we face risks and uncertainties such as but not limited to:

•	our still developing industry and relatively new business model and products such as QRP;
•	changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic;
•

the impact of the COVID-19 pandemic and its aftermath on us, our third-party publishers’, and our clients’ businesses, the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the duration and scope of the pandemic; business and individuals' actions in response to the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the development, efficacy and distribution of vaccines for COVID-19; and the impact on economic activity including the length and depth of the economic downturn or financial market instability;

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

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher and strategic partner websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified inquiries such as clicks, leads, calls, applications and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will stop spending marketing funds on our owned and operated websites or our third-party publisher and strategic partner websites if their investments do not generate marketing results and ultimately users or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients could have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. For example, macroeconomic conditions such as an economic downturn or public health crises such as the COVID-19 pandemic have impacted and may continue to impact our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decided not to continue to place marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 23% of our net revenue for fiscal year 2021. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We depend on third-party media sources, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these third-party publishers’ websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.

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

We are exposed to online data privacy and security risks particularly given that we gather, transmit and store personally identifiable information. If we fail to maintain adequate reasonable safeguards to protect the security, confidentiality and integrity of personally identifiable information including failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized access to or accidental disclosure of confidential or proprietary data in our network systems may cause us to incur significant expenses and may negatively affect our reputation and business.

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such that electronic or physical computer break-ins, cyber-attacks, malware/ransomware, viruses, fraud, employee error and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

We also face risks associated with security breaches affecting third-parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could negatively affect consumers’ willingness to provide private information on the Internet generally, including through our services. Some of our business is conducted through third-parties, which may gather, transmit and store information about our users and marketing and media partners, through our infrastructure or through other systems. A security breach at any such third-party could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third-parties may not comply with applicable disclosure or contractual requirements, which could expose us to liability.

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

In addition, we may fail to optimally manage our paid listings, or our proprietary bid management technologies may fail. To attract and retain visitors, we use search engine optimization (“SEO”) which involves developing content to optimize ranking in search engine results. Our ability to successfully manage SEO efforts across our owned and operated websites and our third-party publishers’ websites depends on our timely and effective modification of SEO practices implemented in response to periodic changes in search engine algorithms and methodologies and changes in search query trends. If we fail to successfully manage our SEO strategy, our owned and operated and our third-party publishers’ websites may receive less favorable placement in organic or paid listings, which would reduce the number of visitors to our sites, decrease conversion rates and repeat business and have a detrimental effect on our ability to generate revenue. If visits to our owned and operated and our third-party publishers’ websites decrease, we may need to use more costly sources to replace lost visitors, and such increased expense could adversely affect our business and profitability. Even if we succeed in driving traffic to our owned and operated websites, our third-party publishers’ websites and our clients’ websites, we may not be able to effectively monetize this traffic or otherwise retain users. Our failure to do so could result in lower advertising revenue from our owned and operated websites as well as third-party publishers’ websites, which would have an adverse effect on our business, financial condition and results of operations.

Negative changes in the economic conditions and the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.

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

For example, the Federal Communications Commission amended the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls including SMS or text messaging. Certain provisions of the regulations became effective in July 2012, and additional regulations requiring prior express written consent for certain types of telemarketing calls became effective in October 2013. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. The changes to the TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. Additionally, we generate inquiries from users that provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers and cannot guarantee that these third-parties will comply with the regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

In connection with our owned and our third-party publishers’ email campaigns to generate traffic for our clients, we are subject to various state and federal laws regulating commercial email communications, including the federal CAN-SPAM Act. For example, in 2012, several of our clients were named defendants in a California Anti-Spam lawsuit relating to commercial emails which allegedly originated from us and our third-party publishers. While the matter was ultimately resolved in our clients’ favor, we were nonetheless obligated to indemnify certain of our clients for the fees incurred in the defense of such matter. Further, foreign laws and regulations, such as the Canadian Anti-Spam Law, may also apply to our business activities to the extent we are doing business with or marketing to consumers in foreign jurisdictions. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions and litigation, as well as indemnification obligations with respect to our clients. Any negative outcomes from such regulatory actions or litigation, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operation and reputation.

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of legal requirements. For our dispositioned assets or businesses, we retain certain liabilities or obligations in connection with our pre-closing actions or omissions, contractual or otherwise. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states; and, in the first quarter of fiscal year 2021, we dispositioned our education client vertical. Because our subsidiary CloudControlMedia, LLC (“CCM”) provides performance marketing agency and technology services for education clients, we may still be subject to investigations, audits, inquiries, claims or litigation related to education. If any audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

If we fail to continually enhance and adapt our products and services to keep pace with rapidly changing technologies and industry standards, we may not remain competitive and could lose clients or advertising inventory.

The online media and marketing industry is characterized by rapidly changing standards, changing technologies, frequent new or enhanced product and service introductions and changing user and client demands. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. We continually make enhancements and other modifications to our proprietary technologies as well as our product and service offerings. This includes expansion into new categories (e.g., health insurance). Our product changes may contain design or performance defects that are not readily apparent. Expanded category offerings may experience issues as we launch new products and services. If our proprietary technologies or our new or enhanced products and services fail to achieve their intended purpose or are less effective than technologies or products and services used by our competitors, our business could be harmed.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, the COVID-19 pandemic has in the short-run, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of the pandemic or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

•	changes in client volume;
•	loss of or reduced demand by existing clients and agencies;
•	the availability and price of quality media;
•	consolidation of media sources;
•	seasonality;
•	development and implementation of our media strategies and client initiatives;
•	changes in our revenue mix and shifts in margins related to changes in our media, client, or corporate development strategies;
•	changes in interest rates;
•	changes in Internet search engine algorithms that affect our owned and operated and our third-party publishers’ websites ability to attract and retain Internet visitors; and
•	regulatory and legislative changes, or their interpretation or emphasis, in our and our clients’ industries.

As a result of changes in our business model, increased investments, increased expenditures for certain businesses, products, services and technologies, we anticipate fluctuations in our adjusted EBITDA margin.

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

The market for online marketing is intensely competitive, and we expect this competition to continue to increase in the future both from existing competitors and, given the relatively low barriers to entry into the market, from new competitors. We compete both for clients and for high-quality media. We compete for clients on the basis of a number of factors, including return on investment of clients’ marketing spending, price and client service.

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

Finding, developing and retaining high quality media on a cost-effective basis is challenging because competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Internet search companies with brand recognition, such as Google, Yahoo! and Bing, have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Internet advertising and web traffic. Some of these companies may offer or develop more vertically targeted products that match users with products and services and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients and market share, and our revenue may decline.

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

Third-party publishers, strategic partners, vendors or their respective affiliates may engage in unauthorized or unlawful acts that could subject us to significant liability or cause us to lose clients and revenue.

We generate a significant portion of our web visitors from online media that we source directly from our third-party publishers’ and strategic partners’ owned and operated websites, as well as indirectly from the affiliates of our third-party publishers and strategic partners. We also rely on third-party call centers and email marketers. Some of these third-parties, strategic partners, vendors and their respective affiliates are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third-party publishers, strategic partners, vendors or their respective affiliates which violates the marketing guidelines of our clients or that clients view as potentially damaging to their brands (e.g., search engine bidding on client trademarks), whether or not permitted by our contracts with our clients, could harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. Moreover, because we do not have a direct contractual relationship with the affiliates of our third-party publishers and strategic partners, we may not be able to monitor the compliance activity of such affiliates. If we are unable to cause our third-party publishers and strategic partners to monitor and enforce our clients’ contractual restrictions on such affiliates, our clients may terminate their relationships with us or decrease their marketing budgets with us. In addition, we may also face liability for any failure of our third-party publishers, strategic partners, vendors or their respective affiliates to comply with regulatory requirements, as further described in the risk factor beginning, “Negative changes in the market conditions and the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.”

The law is unsettled on the extent of liability that an advertiser in our position has for the activities of third-party publishers, strategic partners or vendors. In addition, certain of our contracts impose liability on us, including indemnification obligations, for the acts of our third-party publishers, strategic partners or vendors. We could be subject to costly litigation and, if we are unsuccessful in defending ourselves, we could incur damages for the unauthorized or unlawful acts of third-party publishers, strategic partners or vendors.

If we are unable to collect our receivables from our clients, our results of operations and cash flows could be adversely affected.

We expect to obtain payment from our clients for work performed and maintain an allowance against receivables for potential losses on client accounts. Actual losses on client receivables could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. We may not accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as any evolving industry standards, economic downturns, changing regulatory conditions and changing visitor and client demands, could also result in financial difficulties for our clients, including insolvency or bankruptcy. As a result, this could cause clients to delay payments to us, request modifications to their payment arrangements that could extend the timing of cash receipts or default on their payment obligations to us. For example, in the third quarter of fiscal year 2019, we recorded a one-time charge of $8.7 million for bad debt expense related to a large former education client, which arose in part due to the U.S. Department of Education restricting one of its for-profit schools from participating in Title IV programs. If we experience an increase in the time to bill and collect for our services, our results of operations and cash flows could be adversely affected.

We rely on certain advertising agencies for the purchase of various advertising and marketing services on behalf of their clients. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.

A portion of our client business is sourced through advertising agencies and, in many cases, we contract with these agencies and not directly with the underlying client. Contracting with these agencies subjects us to greater credit risk than when we contract with clients directly. In many cases, agencies are not required to pay us unless and until they are paid by the underlying client. In addition, many agencies are thinly capitalized and have or may develop high-risk credit profiles. This credit risk may vary depending on the nature of an agency’s aggregated client base. If an agency were to become insolvent, or if an underlying client did not pay the agency, we may be required to write off account receivables as bad debt. Any such write-offs could have a materially negative effect on our results of operations for the periods in which the write-offs occur.

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

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth may continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•

successfully scaling our technology to accommodate a larger business and integrate acquisitions, including our acquisitions of Modernize, Inc. (“Modernize”), Mayo Labs, LLC (“Mayo Labs”) and FC Ecosystem, LLC (“FCE”) completed in fiscal year 2021, and the acquisitions of AmOne Corp. (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”) completed in fiscal year 2019;

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, although we announced that we paused our financial advisor-led review of strategic alternatives due in large part to market uncertainties as a result of the COVID-19 pandemic, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired Modernize, Mayo Labs and FCE in fiscal year 2021, and acquired AmOne, CCM and MBT in fiscal year 2019. Furthermore, we divested our education client vertical in fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”) and VEMM, LLC (“VEMM”) along with its interests in EDB, and our mortgage client vertical in the second half of fiscal year 2020.

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

Our acquisitions or investments could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement with MBT, we are required to pay $4.0 million in post-closing payments and an estimated fair value of contingent consideration of $1.5 million of which the contingent consideration was paid off in the third quarter of fiscal year 2020. Under our acquisition agreement with CCM, we are required to pay $7.5 million in post-closing payments and an estimated fair value of contingent consideration of $3.6 million. Under our acquisition agreement with AmOne, we are required to pay $8.0 million in post-closing payments. Under our acquisition agreement with Modernize, we are required to pay $27.5 million in post-closing payments. Under our acquisition agreement with Mayo Labs, we are required to pay $2.0 million in post-closing payments. Under our acquisition agreement with FCE, we are required to pay $4.0 million in post-closing payments and contingent consideration of up to an additional $9.0 million. Also, the anticipated benefit of many of our strategic transactions, including anticipated synergies, may not materialize. Employee retention may be adversely impacted as the result of acquisitions, and our ability to manage across multiple remote locations and business cultures could adversely affect the realization of anticipated benefits. In connection with a disposition of assets or a business, we may also agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns with which they may not have prior experience. Certain of our metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business. We present key metrics such as cost-per-click, cost-per-lead and cost-per-acquisition, some of which are calculated using internal data. We periodically review and refine some of our methodologies for monitoring, gathering and calculating these metrics. While our metrics are based on what we believe to be reasonable measurements and methodologies, there are inherent challenges in deriving our metrics. In addition, our user metrics may differ from estimates published by third-parties or from similar metrics of our competitors due to differences in methodology. If clients or publishers do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, it could negatively affect our business model and current or potential clients’ willingness to adopt our metrics.

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

As of June 30, 2021, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 7% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of June 30, 2021, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

In fiscal years 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no material weaknesses were identified in our internal control over financial reporting as of June 30, 2021, we cannot assure you that we will not in the future identify material weaknesses. In addition, the standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to maintain effective internal control over financial reporting, our business and reputation may be harmed and our stock price may decline.

We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.

We have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of intangible assets with identifiable useful lives represents the fair value of relationships, content, domain names and acquired technology, among others, as of the acquisition date, and are amortized based on their economic lives. We are required to evaluate our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill that is expected to contribute indefinitely to our cash flows is not amortized, but must be evaluated for impairment at least annually. If necessary, a quantitative test is performed to compare the carrying value of the asset to its estimated fair value, as determined based on a discounted cash flow approach, or when available and appropriate, to comparable market values. If the carrying value of the asset exceeds its current fair value, the asset is considered impaired and its carrying value is reduced to fair value through a non-cash charge to earnings. Events and conditions that could result in impairment of our goodwill and intangible assets include adverse changes in the regulatory environment, a reduced market capitalization or other factors leading to reduction in expected long-term growth or profitability.

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

General Risk Factors

We face risks and uncertainties related to the COVID-19 pandemic and its aftermath, which could significantly disrupt our operations and which could have a material adverse impact on our business, financial condition, operating results and cash flows. These risks and uncertainties could pertain to other viruses, pandemics or other such unforeseen and broad-based public health crises.

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

In addition, COVID-19 or other disease outbreaks has in the short-run, and may over the longer term, adversely affect the economies and financial markets within many countries, including in the United States, resulting in an economic downturn that has and could continue to negatively affect marketing and advertising spend in products offered by our clients or on media availability or performance. For example, certain companies that operate in the credit-driven markets such as credit cards and personal loans have been negatively impacted by economic and employment conditions. Such continuing effects of COVID-19, and other similar effects, have resulted and may continue to result in reduced marketing and advertising spend or drops in media availability or performance, which could have a material adverse effect on our business, financial condition, operating results and cash flows. There can be no assurance that any decrease in revenue or margin resulting from COVID-19 will be offset by increased revenue or margin in subsequent periods or that our business, financial condition, operating results and cash flows will remain consistent with pre-pandemic expectations and/or performances.

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

We have entered into, and expect to enter into in the future, various contracts, including contracts with clients, third-party publishers and strategic partners, that subject us to counterparty risks. The ability and willingness of our counterparties to perform their obligations under any contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions including any economic downturn, public health crises including the COVID-19 pandemic, specific industry vertical conditions and the overall financial condition of the counterparty. As a result, clients, third-party publishers or strategic partners may seek to renegotiate the terms of their existing agreements with us, terminate their agreements with us for convenience (where permitted) or avoid performing their obligations under those agreements. Should a counterparty fail to honor its contractual obligations with us or terminate its agreements with us for convenience (where permitted), we could sustain significant losses or write-offs, or we could be involved in costly litigation to defend, enforce and protect our contractual rights, both of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business is dependent on attracting a large number of visitors to our owned and operated and our third-party publishers’ websites and providing inquiries in the form of clicks, leads, calls, applications and customers to our clients, which depend in part on our reputation within the industry and with our clients. Certain other companies within our industry have in the past engaged in activities that others may view as unlawful or inappropriate. These activities by third-parties, such as spyware or deceptive promotions, may be seen as characteristic of participants in our industry and may therefore harm the reputation of all participants in our industry, including us.

Our ability to attract visitors and, thereby, potential customers to our clients, also depends in part on our clients providing competitive levels of customer service, responsiveness and prices to such visitors. If our clients do not provide competitive levels of service to visitors, our reputation and therefore our ability to attract additional clients and visitors could be harmed.

In addition, from time to time, we may be subject to investigations, inquiries or litigation by various regulators, which may harm our reputation regardless of the outcome of any such action. For example, in 2012 we responded to a civil investigation conducted by the attorneys general of a number of states into certain of our former education client vertical marketing and business practices resulting in us entering into an Assurance of Voluntary Compliance agreement. Negative perceptions of our business may result in additional regulation, enforcement actions by the government and increased litigation, or harm to our ability to attract or retain clients, third-party publishers or strategic partners, any of which may affect our business and result in lower revenue.

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

Our principal executive office is located in a leased facility in Foster City, California, consisting of approximately 44,556 square feet of office space under a lease with an expiration date in October 2023. This facility accommodates our principal engineering, sales, marketing, operations, finance and administrative activities. We also lease additional facilities to accommodate sales, marketing, and operations throughout the United States. Outside of the United States, we also lease facilities to accommodate engineering and operations in India.

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

The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2021	High	Low
First quarter ended September 30, 2020	$15.84	$10.10
Second quarter ended December 31, 2020	$22.34	$15.59
Third quarter ended March 31, 2021	$24.76	$19.70
Fourth quarter ended June 30, 2021	$21.18	$17.59

Fiscal Year Ended June 30, 2020	High	Low
First quarter ended September 30, 2019	$16.95	$10.38
Second quarter ended December 31, 2019	$16.22	$11.64
Third quarter ended March 31, 2020	$15.36	$6.11
Fourth quarter ended June 30, 2020	$11.63	$6.57

On August 16, 2021, the closing price as reported on the Nasdaq Global Select Market of our common stock was $16.76 per share and we had approximately 46 stockholders of record of our common stock.

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

Stock Repurchase Program

In July 2017, the Board of Directors authorized a stock repurchase program allowing us to repurchase up to 905,000 outstanding shares of our common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. There were no repurchases under this stock repurchase program during fiscal year 2021. As of June 30, 2021, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares.

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

The following performance graph shows a comparison from June 30, 2016 through June 30, 2021 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
6/16
6/17
6/18
6/19
6/20
6/21
QuinStreet, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 6/30/16 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2021.

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

We derived the consolidated statements of operations data for fiscal years ended June 30, 2021, 2020 and 2019 and the consolidated balance sheets data as of June 30, 2021 and 2020 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for fiscal years ended June 30, 2018 and 2017 and the consolidated balance sheets data as of June 30, 2019, 2018 and 2017 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2021	2020	2019	2018	2017
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$578,487	$490,339	$455,154	$404,358	$299,785
Cost of revenue (1)	507,956	437,864	393,509	345,947	269,409
Gross profit	70,531	52,475	61,645	58,411	30,376
Operating expenses: (1)
Product development	19,344	14,206	12,329	13,805	13,476
Sales and marketing	10,991	8,876	8,755	10,414	9,189
General and administrative	26,270	23,188	29,834	18,556	15,934
Restructuring charges	—	—	—	—	2,441
Total operating expenses	56,605	46,270	50,918	42,775	41,040
Operating income (loss)	13,926	6,205	10,727	15,636	(10,664)
Interest income	39	230	290	181	138
Interest expense	(1,296)	(696)	(367)	—	(346)
Other income (expense), net	16,660	12,947	69	687	(2,416)
Interest and other income (expense), net	15,403	12,481	(8)	868	(2,624)
Income (loss) before income taxes	29,329	18,686	10,719	16,504	(13,288)
(Provision for) benefit from income taxes	(5,774)	(584)	51,761	(574)	1,080
Net income (loss)	$23,555	$18,102	$62,480	$15,930	$(12,208)

Net income (loss) per share: (2)
Basic	$0.44	$0.35	$1.26	$0.34	$(0.27)
Diluted	$0.43	$0.34	$1.18	$0.32	$(0.27)

Weighted-average shares used in computing net income (loss) per share:
Basic	53,166	51,529	49,581	46,417	45,594
Diluted	55,129	53,387	52,754	49,872	45,594

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$8,997	$8,569	$7,354	$3,982	$3,109
Product development	2,339	1,819	1,606	1,949	1,834
Sales and marketing	2,459	1,701	1,358	1,222	1,154
General and administrative	5,838	4,628	3,810	3,029	2,759
Restructuring charges	—	—	—	—	42

(2)	See Note 4, Net Income per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock.

	June 30,
	2021	2020	2019	2018	2017
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$110,318	$107,509	$62,522	$64,700	$49,571
Working capital	90,565	99,735	59,679	69,592	47,301
Total assets	449,515	358,407	324,611	220,296	174,308
Long-term liabilities	38,756	16,626	18,083	3,938	3,672
Total stockholders' equity	295,148	255,944	222,829	148,326	118,082

	Fiscal Year Ended June 30,
	2021	2020	2019	2018	2017
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$50,615	$47,608	$37,965	$26,979	$18,536
Depreciation and amortization	16,201	11,476	8,975	7,767	11,377
Capital expenditures	1,969	1,962	1,972	610	1,160

	Fiscal Year Ended June 30,
	2021	2020	2019	2018	2017
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$52,188	$36,229	$34,489	$34,679	$12,010

(1)

We define adjusted EBITDA as net income (loss) less interest and other expense (income), net, provision for (benefit from) income taxes, depreciation expense, amortization expense, stock-based compensation expense, acquisition and divestiture costs, gain on divestitures of businesses, net, strategic review costs, contingent consideration adjustment, litigation settlement expense, tax settlement expense, external expenses related to the material weakness disclosed in our FY 2017 Annual Report on Form 10-K, and restructuring costs. Please see the “adjusted EBITDA” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The following table presents a reconciliation of adjusted EBITDA to net income (loss) calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2021	2020	2019	2018	2017
	(In thousands)
Net income (loss)	$23,555	$18,102	$62,480	$15,930	$(12,208)
Interest and other expense (income), net	1,212	1,097	8	(868)	2,624
Provision for (benefit from) income taxes	5,774	584	(51,761)	574	(1,080)
Depreciation and amortization	16,201	11,476	8,975	7,767	11,377
Stock-based compensation expense	19,633	16,717	14,128	10,182	8,856
Acquisition and divestiture costs	811	985	736	667	—
Gain on divestitures of businesses, net	(16,615)	(13,578)	—	—	—
Strategic review costs	—	330	—	—	—
Contingent consideration adjustment	—	—	(100)	(152)	—
Litigation settlement expense	231	95	23	16	—
Tax settlement expense	310	—	—	—	—
Material weakness related expense	—	—	—	563	—
Restructuring costs	1,076	421	—	—	2,441
Adjusted EBITDA	$52,188	$36,229	$34,489	$34,679	$12,010

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our financial services client vertical represented 74%, 75% and 68% of net revenue in fiscal years 2021, 2020 and 2019. Our home services client vertical represented 23%, 10% and 9% of net revenue in fiscal years 2021, 2020 and 2019. Our results of operations for fiscal year 2021 reflected our acquisition of Modernize, which was completed at the beginning of the fiscal year. Other revenue, which primarily includes our performance marketing agency and technology services, represented 1% of net revenue in fiscal year 2021. In addition, revenue recognized from our divested businesses (including our former education client vertical, business-to-business technology client vertical, mortgage business, and Brazil businesses) represented 2%, 15%, and 23% of net revenue for fiscal years 2021, 2020 and 2019. See Note 7, Divestitures, to our consolidated financial statements for more information related to the divestitures. We generated the majority of our revenue from sales to clients in the United States.

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

Acquisitions and Divestitures

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions during the past three fiscal years, including the acquisitions of Modernize, Mayo Labs and FCE completed in fiscal year 2021, and the acquisitions of AmOne, CCM, and MBT completed in fiscal year 2019.

Furthermore, as a result of the decision to narrow our focus to the best performing businesses and market opportunities, we completed a series of business divestitures in the past two fiscal years, including the divestiture of our former education client vertical completed in fiscal year 2021, and the divestitures of our former B2B client vertical, our businesses in Brazil consisting of QSB and VEMM along with its interests in EDB, and our mortgage business completed in fiscal year 2020.

For detailed information regarding our acquisitions and divestitures, refer to Note 6, Acquisitions, and Note 7, Divestitures, respectively, to our consolidated financial statements.

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

Basis of Presentation

Net Revenue

Our business generates revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We deliver targeted and measurable results through a vertical focus, which includes financial services client vertical and home services client vertical. All remaining businesses that are not significant enough for separate reporting are included in other revenue. Our revenue recognized in fiscal years 2021, 2020 and 2019 also included the revenue generated from the divested businesses (including our former education client vertical, business-to-business technology client vertical, mortgage business, and Brazil businesses). See Note 7, Divestitures, to our consolidated financial statements for more information related to the divestitures.

Cost of Revenue

Cost of revenue consists primarily of media and marketing costs, personnel costs, amortization of intangible assets, depreciation expense and facilities expense. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, or cost-per-click, or CPC, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized to cost of revenue over the software’s estimated useful life.

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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of June 30, 2021; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

(Provision for) Benefit from Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2021		2020		2019
	(In thousands, except percentages)
Net revenue	$578,487	100.0%	$490,339	100.0%	$455,154	100.0%
Cost of revenue (1)	507,956	87.8	437,864	89.3	393,509	86.5
Gross profit	70,531	12.2	52,475	10.7	61,645	13.5
Operating expenses: (1)
Product development	19,344	3.3	14,206	2.9	12,329	2.6
Sales and marketing	10,991	1.9	8,876	1.8	8,755	1.9
General and administrative	26,270	4.6	23,188	4.7	29,834	6.6
Operating income	13,926	2.4	6,205	1.3	10,727	2.4
Interest income	39	—	230	—	290	—
Interest expense	(1,296)	(0.2)	(696)	(0.1)	(367)	—
Other income, net	16,660	2.9	12,947	2.6	69	—
Income before income taxes	29,329	5.1	18,686	3.8	10,719	2.4
(Provision for) benefit from income taxes	(5,774)	(1.0)	(584)	(0.1)	51,761	11.3
Net income	$23,555	4.1%	$18,102	3.7%	$62,480	13.7%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$8,997	1.6%	$8,569	1.7%	$7,354	1.6%
Product development	2,339	0.4	1,819	0.4	1,606	0.4
Sales and marketing	2,459	0.4	1,701	0.3	1,358	0.3
General and administrative	5,838	1.0	4,628	0.9	3,810	0.8

Gross Profit

	Fiscal Year Ended June 30,			2021 - 2020	2020- 2019
	2021	2020	2019	% Change	% Change
	(In thousands)
Net revenue	$578,487	$490,339	$455,154	18%	8%
Cost of revenue	507,956	437,864	393,509	16%	11%
Gross profit	$70,531	$52,475	$61,645	34%	(15%)

Net Revenue

Net revenue increased by $88.1 million, or 18%, in fiscal year 2021 compared to fiscal year 2020. Revenue from our home services client vertical increased by $84.6 million, or 169%, primarily as a result of inorganic and organic (synergy) revenue effects from the acquisition of Modernize completed in fiscal year 2021. Revenue from our financial services client vertical increased by $60.5 million, or 17%, primarily due to our enhanced product set and data analytics that enabled access to more media and an increase in client budgets in our insurance business, offset by a decline in revenue in the credit-driven businesses due to weakening economic and employment conditions caused by COVID-19. Other revenue, which primarily includes performance marketing agency and technology services, contributed $5.5 million of revenue for fiscal year 2021. The business divestitures completed in fiscal years 2021 and 2020 decreased revenue by $62.5 million for fiscal year 2021.

Net revenue increased by $35.2 million, or 8%, in fiscal year 2020 compared to fiscal year 2019. Revenue from our financial services client vertical increased by $57.7 million, or 19%, primarily due to our enhanced product set and data analytics that enabled access to more media and an increase in client budgets in our insurance business. The change in revenue from our financial services client vertical was also driven by increased revenue from our personal loans business, primarily as a result of the acquisition of AmOne completed in the first quarter of fiscal year 2019, and increased revenue from our credit cards and banking businesses driven by expanding media sources, offset by a decline in revenue in the credit-driven businesses during the last fiscal quarter due to weakening economic and employment conditions caused by COVID-19. Revenue from our home services client vertical increased by $9.7 million, or 24%, primarily attributable to increased client demand. Revenue from our former education client vertical (disposed in fiscal year 2021) decreased by $7.3 million, or 11%, primarily due to the loss of a large not-for-profit education client who entered federal receivership in January 2019. The business divestitures completed in fiscal year 2020 decreased revenue by $24.9 million for fiscal year 2020.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $70.1 million, or 16%, in fiscal year 2021 compared to fiscal year 2020. This was primarily driven by increased media and marketing costs of $58.0 million, increased personnel costs including stock-based compensation expense of $6.0 million, and increased amortization of intangible assets of $4.7 million. The increase in media and marketing costs was associated with higher revenue volumes. The increase in personnel costs was primarily due to higher headcount associated with the Modernize acquisition, increased incentive compensation associated with the achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense. The increase in amortization expense was primarily due to the acquisitions of intangible assets in fiscal year 2021. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 12% in fiscal year 2021 compared to 11% in fiscal year 2020. The increase in gross profit margin was primarily attributable to decreased media and marketing costs as a percentage of revenue.

Cost of revenue increased by $44.4 million, or 11%, in fiscal year 2020 compared to fiscal year 2019. This was primarily driven by increased media and marketing costs of $34.0 million, increased personnel costs including stock-based compensation expense of $7.6 million, and increased amortization of intangible assets of $2.5 million. The increase in media and marketing costs was associated with higher revenue volumes. The increase in personnel costs and stock-based compensation was primarily due to higher headcount as a result of the acquisitions completed in fiscal year 2019. The increase in amortization expense was primarily due to the acquisitions of intangible assets in fiscal year 2019. Gross profit margin was 11% in fiscal year 2020 compared to 14% in fiscal year 2019. The decrease in gross profit margin was attributable to increased media fees and personnel costs as a percentage of revenue.

Operating Expenses

	Fiscal Year Ended June 30,			2021 - 2020	2020- 2019
	2021	2020	2019	% Change	% Change
	(In thousands)
Product development	$19,344	$14,206	$12,329	36%	15%
Sales and marketing	10,991	8,876	8,755	24%	1%
General and administrative	26,270	23,188	29,834	13%	(22%)
Operating expenses	$56,605	$46,270	$50,918	22%	(9%)

Product Development Expenses

Product development expenses increased by $5.1 million, or 36%, in fiscal year 2021 compared to fiscal year 2020. This was primarily due to increased personnel costs of $4.5 million as a result of higher headcount associated with the Modernize acquisition, increased incentive compensation associated with the achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense.

Product development expenses increased by $1.9 million, or 15%, in fiscal year 2020 compared to fiscal year 2019, primarily due to increased personnel costs of $1.8 million as a result of annual compensation increases.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.1 million, or 24%, in fiscal year 2021 compared to fiscal year 2020. This was primarily due to increased personnel costs of $2.2 million as a result of increased incentive compensation associated with the achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense.

Sales and marketing expenses increased by $0.1 million, or 1%, in fiscal year 2020 compared to fiscal year 2019.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 13%, in fiscal year 2021 compared to fiscal year 2020. This was primarily due to increased personnel costs of $2.0 million as a result of increased stock-based compensation expense and increased incentive compensation associated with the achievement of performance objectives for fiscal year 2021.

General and administrative expenses decreased by $6.6 million, or 22%, in fiscal year 2020 compared to fiscal year 2019, primarily due to a charge of $8.7 million for bad debt expense related to a large former education client recorded in fiscal year 2019, offset by increased personnel costs including stock-based compensation expense of $1.4 million, and increased facilities expense of $0.6 million.

Interest and Other Income, Net

	Fiscal Year Ended June 30,			2021 - 2020	2020- 2019
	2021	2020	2019	% Change	% Change
	(In thousands)
Interest income	$39	$230	$290	(83%)	(21%)
Interest expense	(1,296)	(696)	(367)	86%	90%
Other income, net	16,660	12,947	69	29%	NM
Interest and other income, net	$15,403	$12,481	$(8)	23%	NM

NM – not meaningful

Interest income relates to interest earned on our cash and cash equivalents in fiscal years 2021, 2020 and 2019.

Interest expense increased by $0.6 million, or 86%, in fiscal year 2021 compared to fiscal year 2020 primarily due to increased imputed interest on a higher average outstanding balance of the post-closing payments related to our business acquisitions completed in fiscal year 2021. Interest expense increased by $0.3 million, or 90%, in fiscal year 2020 compared to fiscal year 2019 primarily due to increased imputed interest on a higher average outstanding balance of the post-closing payments related to our business acquisitions completed in fiscal year 2019.

Other income, net, was $16.7 million in fiscal year 2021 primarily due to a gain of $16.6 million recognized from the divestiture of our education client vertical. Other income, net, was $12.9 million in fiscal year 2020 primarily due to a net disposition gain of $13.6 million recognized from the business divestitures completed during the fiscal year. Other income, net, was immaterial in fiscal year 2019.

(Provision for) Benefit from Income Taxes

	Fiscal Year Ended June 30,
	2021	2020	2019
	(In thousands)
(Provision for) benefit from income taxes	$(5,774)	$(584)	$51,761
Effective tax rate	19.7%	3.1%	(482.9%)

We recorded a provision for income taxes of $5.8 million in fiscal year 2021, primarily as a result of deferred federal and state income taxes of $5.3 million and current state and foreign taxes of $0.4 million.

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

Our effective tax rate was 19.7%, 3.1%, and (482.9%) in fiscal years 2021, 2020 and 2019. The change in the effective tax rate in fiscal year 2019 was primarily due to the release of the valuation allowance related to the United States federal and state deferred tax assets with the exception of California research and development tax credits and the benefit of excess share-based compensation tax deductions.

Selected Quarterly Financial Data

The following table sets forth our unaudited quarterly condensed consolidated statements of operations for the eight quarters ended June 30, 2021. We have prepared the statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2021	2021	2020	2020	2020	2020	2019	2019
	(In thousands, except per share data)
	(unaudited)
Net revenue	$151,198	$153,052	$134,968	$139,269	$116,961	$128,663	$118,101	$126,614
Costs of revenue	132,623	132,665	120,437	122,231	105,147	114,210	105,318	113,189
Gross profit	18,575	20,387	14,531	17,038	11,814	14,453	12,783	13,425
Operating expenses:
Product development	4,568	4,905	4,980	4,891	4,001	3,250	3,399	3,556
Sales and marketing	2,688	2,768	2,892	2,643	1,805	2,116	2,592	2,363
General and administrative	6,339	6,460	6,890	6,581	6,789	5,076	5,498	5,825
Operating income (loss)	4,980	6,254	(231)	2,923	(781)	4,011	1,294	1,681
Interest income	—	5	12	22	61	43	54	72
Interest expense	(349)	(301)	(307)	(339)	(130)	(177)	(177)	(212)
Other (expense) income, net	(35)	(28)	34	16,689	2,722	10,491	(9)	(257)
Income (loss) before income taxes	4,596	5,930	(492)	19,295	1,872	14,368	1,162	1,284
(Provision for) benefit from income taxes	(1,225)	(893)	958	(4,614)	(370)	(449)	387	(152)
Net income	$3,371	$5,037	$466	$14,681	$1,502	$13,919	$1,549	$1,132

Net income per share: (1)
Basic	$0.06	$0.09	$0.01	$0.28	$0.03	$0.27	$0.03	$0.02
Diluted	$0.06	$0.09	$0.01	$0.27	$0.03	$0.26	$0.03	$0.02

Other Financial Data:
Adjusted EBITDA	$14,242	$15,411	$10,032	$12,503	$8,398	$9,332	$9,063	$9,436

(1)	Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year as a result of the different number of shares outstanding during each period.

Adjusted EBITDA

We include adjusted EBITDA in this report because (i) we seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue, (ii) is used internally by management for planning purposes, including preparation of internal budgets; to allocate resources; to evaluate the effectiveness of operational strategies and capital expenditures as well as the capacity to service debt, (iii) it is a key basis upon which management assesses our operating performance, (iv) it is one of the primary metrics investors use in evaluating Internet marketing companies, (v) it is a factor in determining compensation, (vi) it is an element of certain financial covenants under our historical borrowing arrangements, and (vii) it is a factor that assists investors in the analysis of ongoing operating trends. We define adjusted EBITDA as net income less interest and other expense, net, provision for (benefit from) income taxes, depreciation expense, amortization expense, stock-based compensation expense, acquisition and divestiture costs, gain on divestitures of businesses, net, strategic review costs, litigation settlement expense, tax settlement expense, and restructuring costs.

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), non-recurring charges and certain other items that we do not believe are indicative of our core operating activities (such as acquisition and divestiture related expense, gain or loss on divestitures of businesses, strategic review costs, litigation settlement expense, tax settlement expense, restructuring costs, and other expense, net) and the non-cash impact of depreciation expense, amortization expense and stock-based compensation expense.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended
	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,
	2021	2021	2020	2020	2020	2020	2019	2019
	(In thousands)
	(unaudited)
Net income	$3,371	$5,037	$466	$14,681	$1,502	$13,919	$1,549	$1,132
Interest and other expense, net	384	324	261	243	106	462	132	397
Provision for (benefit from) income taxes	1,225	893	(958)	4,614	370	449	(387)	152
Depreciation and amortization	4,191	3,874	4,003	4,133	2,959	2,851	2,854	2,812
Stock-based compensation expense	4,442	4,856	5,555	4,780	5,500	1,869	4,700	4,648
Acquisition and divestiture costs	45	160	330	276	634	40	16	295
Gain on divestitures of businesses, net	—	—	—	(16,615)	(2,759)	(10,819)	—	—
Strategic review costs	—	—	—	—	68	63	199	—
Litigation settlement expense	231	—	—	—	15	80	—	—
Tax settlement expense	310	—	—	—	—	—	—	—
Restructuring costs	43	267	375	391	3	418	—	—
Adjusted EBITDA	$14,242	$15,411	$10,032	$12,503	$8,398	$9,332	$9,063	$9,436

Net revenue	$151,198	$153,052	$134,968	$139,269	$116,961	$128,663	$118,101	$126,614
Net income as a percentage of net revenue	2%	3%	—%	11%	1%	11%	1%	1%
Adjusted EBITDA as a percentage of net revenue	9%	10%	7%	9%	7%	7%	8%	7%
We seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue. We do so on a fiscal year basis by varying our operations to balance revenue growth and costs throughout the fiscal year. We do not seek to manage our business to a level of adjusted EBITDA on a quarterly basis and we expect our adjusted EBITDA margins to vary from quarter to quarter.

Liquidity and Capital Resources

As of June 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $110.3 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs and acquisitions from time to time. Our acquisitions in fiscal years 2021 and 2019 also have deferred purchase price components and contingent consideration which requires us to make a series of payments following the acquisition closing date. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions including the impact of COVID-19, and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(In thousands)
Net cash provided by operating activities	$50,615	$47,608	$37,965
Net cash (used in) provided by investing activities	(36,457)	8,868	(36,989)
Net cash used in financing activities	(11,312)	(11,632)	(4,054)

Net Cash Provided by Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, benefit from or provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, gains and losses on divestitures of businesses, deferred income taxes and changes in working capital components.

Cash provided by operating activities was $50.6 million in fiscal year 2021 compared to $47.6 million in fiscal year 2020 and $38.0 million in fiscal year 2019.

Cash provided by operating activities in fiscal year 2021 consisted of net income of $23.6 million, adjusted for non-cash adjustments of $24.2 million and changes in working capital accounts of $2.8 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $19.6 million, depreciation and amortization of $16.2 million, and a decrease in deferred tax assets of $5.4 million primarily due to provision for income taxes recorded in fiscal year 2021, offset by a gain of $16.6 million recognized from the divestiture of our education client vertical. The changes in working capital accounts were primarily attributable to an increase in accrued liabilities of $10.6 million, an increase in accounts payable of $6.6 million, and a decrease in prepaid expenses and other assets of $6.0 million, offset by an increase in accounts receivable of $20.1 million. The increases in accounts payable and accrued liabilities were due to the timing of payments. The decrease in prepaid expenses and other assets was primarily due to the refund of an unamortized prepaid expense of $5.3 million. The increase in accounts receivable was due to the timing of receipts.

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

Cash used in investing activities was $36.5 million in fiscal year 2021, compared to cash provided by investing activities of $8.9 million in fiscal year 2020 and cash used in investing activities of $37.0 million in fiscal year 2019.

Cash used in investing activities in fiscal year 2021 was primarily due to payments for the acquisitions of Modernize, Mayo Labs and FCE, net of cash acquired, of $49.3 million, capital expenditures and internal software development costs of $5.1 million, and investment in equity securities of $4.0 million, offset by $21.9 million of cash received from the divestitures of our education client vertical and B2B client vertical.

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

Net Cash Used in Financing Activities

Cash flows from financing activities generally include payment of withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options, and post-closing payments related to business acquisitions.

Cash used in financing activities was $11.3 million in fiscal year 2021, compared to cash used in financing activities of $11.6 million in fiscal year 2020 and $4.1 million in fiscal year 2019.

Cash used in financing activities in fiscal year 2021 was due to the payment of withholding taxes related to the release of restricted stock, net of share settlement of $8.0 million, and payment of post-closing payments and contingent consideration related to acquisitions of $7.7 million, offset by proceeds from the exercise of stock options of $4.4 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of June 30, 2021:

	Total	Less than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating leases (1)	$16,621	$6,432	$9,432	$757
Post-closing payment related to acquisitions (2)	34,954	10,262	14,966	9,726
Contingent consideration related to acquisitions (2)	5,432	2,584	2,848	—
Total	$57,007	$19,278	$27,246	$10,483

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

(2)

In accordance with the terms of the acquisitions completed in fiscal years 2021 and 2019, we are required to make post-closing payments and contingent consideration payments. See Note 6, Acquisitions, to our consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our business acquisitions.

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

Revenue Recognition

We generate our revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We recognize revenue when we transfer control of promised goods or services to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize revenue pursuant to the five-step framework contained in ASC 606, Revenue from Contracts with Customers: (i) identify the contract with a client; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

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

Transaction price is measured based on the consideration that we expect to receive from a contract with a client. Our contracts with clients contain variable consideration as the price for an individual marketing result varies on a day-to-day basis depending on the market-driven amount a client has committed to pay. However, because we ensure the stated period of our contracts does not generally span multiple reporting periods, the contractual amount within a period is based on the number of marketing results delivered within the period. Therefore, the transaction price for any given period is fixed and no estimation of variable consideration is required.

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

Separately from the agreements that we have with clients, we have agreements with Internet search companies, third-party publishers and strategic partners that we engage with to generate targeted marketing results for our clients. We receive a fee from our clients and separately pay a fee to the Internet search companies, third-party publishers and strategic partners. We evaluate whether we are the principal (i.e., report revenue on a gross basis) or agent (i.e., report revenue on a net basis). In doing so, we first evaluate whether we control the goods or services before they are transferred to the clients. If we control the goods or services before they are transferred to the clients, we are the principal in the transaction. As a result, the fees paid by our clients are recognized as revenue and the fees paid to our Internet search companies, third-party publishers and strategic partners are included in cost of revenue. If we do not control the goods or services before they are transferred to the clients, we are the agent in the transaction and recognize revenue on a net basis. We have one subsidiary, CCM, which provides performance marketing agency and technology services to clients in financial services, education and other markets, recognizing revenue on a net basis. Determining whether we control the goods or services before they are transferred to the clients may require judgment.

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

Business Combinations

We account for business combinations using the acquisition method, which requires that the total consideration for each of the acquired business be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

In determining the fair value of assets acquired and liabilities assumed in a business combination, we used the income approach to value our most significant acquired assets. Significant assumptions relating to our estimates in the income approach include base revenue, revenue growth rate net of client attrition, projected gross margin, discount rates, projected operating expenses and the future effective income tax rates. The valuations of our acquired businesses have been performed by a third-party valuation specialist under our management’s supervision. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

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

We perform our annual goodwill impairment test on April 30 and conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, we consider the impact of key factors such as changes in the general economic conditions including the impact of COVID-19, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. We had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2021 and 2020. Based on the results of the qualitative assessment completed as of April 30, 2021 and 2020, there were no indicators of impairment.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2021 and 2020, we evaluated our long-lived assets and concluded there were no indicators of impairment.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuinStreet, Inc. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2021 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and June 30, 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded certain elements of the internal control over financial reporting of Modernize, Inc. from its assessment of internal control over financial reporting as of June 30, 2021 because it was acquired by the Company in a purchase business combination during 2021. Subsequent to the acquisition, certain elements of Modernize, Inc.’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2021. We have also excluded these elements of the internal control over financial reporting of Modernize, Inc. from our audit of internal control over financial reporting. Modernize, Inc. is a wholly-owned subsidiary whose total assets and net revenue excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and approximately 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2021.

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

Critical Audit Matter

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

Acquisition of Modernize, Inc. - Valuation of Customer Relationships Intangible Asset

As described in Notes 2 and 6 to the consolidated financial statements, on July 1, 2020, the Company completed the acquisition of Modernize, Inc. for net consideration of approximately $70.4 million, which resulted in a $21.3 million customer relationships intangible asset being recorded. The fair value of the customer relationships was determined using the multi-period excess earnings income approach. Significant assumptions relating to management’s estimates in the income approach included base revenue, revenue growth rate net of client attrition, projected gross margin, discount rates, projected operating expenses, and the future effective income tax rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset recognized in connection with the acquisition of Modernize, Inc. is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the customer relationships intangible asset due to the significant judgment by management when developing the estimate, (ii) the significant audit effort in evaluating the significant assumptions related to base revenue, revenue growth rate net of client attrition, projected gross margin, and projected operating expenses, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset and controls over the development of significant assumptions related to the customer relationships intangible asset, including base revenue, revenue growth rate net of client attrition, projected gross margin, and projected operating expenses. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the customer relationships intangible asset. Testing management’s process included evaluating the appropriateness of the multi-period excess earnings income approach, testing the completeness and accuracy of underlying data used in the approach, and evaluating the reasonableness of the significant assumptions used by management related to base revenue, revenue growth rate net of client attrition, projected gross margin, and projected operating expenses. Evaluating the reasonableness of the assumptions related to base revenue, revenue growth rate net of client attrition, projected gross margin, and projected operating expenses involved considering (i) the current and past performance of the acquired business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with other evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings income approach and the revenue growth rate net of client attrition assumption.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

August 26, 2021

We have served as the Company’s auditor since 2000.

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$110,318	$107,509
Accounts receivable, net of allowances and reserves of $1,010 and $10,177 as of June 30, 2021 and June 30, 2020, respectively	87,928	64,472
Prepaid expenses and other assets	7,930	13,591
Total current assets	206,176	185,572
Property and equipment, net	6,849	5,657
Operating lease right-of-use assets	10,983	9,118
Goodwill	117,833	80,677
Other intangible assets, net	59,177	28,174
Deferred tax assets, noncurrent	43,336	48,673
Other assets, noncurrent	5,161	536
Total assets	$449,515	$358,407
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45,231	$36,759
Accrued liabilities	57,650	42,271
Deferred revenue	33	73
Other liabilities	12,697	6,734
Total current liabilities	115,611	85,837
Operating lease liabilities, noncurrent	8,545	8,692
Other liabilities, noncurrent	30,211	7,934
Total liabilities	154,367	102,463
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 53,786,363 and 52,209,813 shares issued and outstanding as of June 30, 2021 and June 30, 2020	54	52
Additional paid-in capital	320,315	304,650
Accumulated other comprehensive loss	(255)	(237)
Accumulated deficit	(24,966)	(48,521)
Total stockholders' equity	295,148	255,944
Total liabilities and stockholders' equity	$449,515	$358,407

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2021	2020	2019
Net revenue	$578,487	$490,339	$455,154
Cost of revenue (1)	507,956	437,864	393,509
Gross profit	70,531	52,475	61,645
Operating expenses: (1)
Product development	19,344	14,206	12,329
Sales and marketing	10,991	8,876	8,755
General and administrative	26,270	23,188	29,834
Operating income	13,926	6,205	10,727
Interest income	39	230	290
Interest expense	(1,296)	(696)	(367)
Other income, net	16,660	12,947	69
Income before income taxes	29,329	18,686	10,719
(Provision for) benefit from income taxes	(5,774)	(584)	51,761
Net income	$23,555	$18,102	$62,480

Net income per share:
Basic	$0.44	$0.35	$1.26
Diluted	$0.43	$0.34	$1.18

Weighted-average shares used in computing net income per share:
Basic	53,166	51,529	49,581
Diluted	55,129	53,387	52,754

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$8,997	$8,569	$7,354
Product development	2,339	1,819	1,606
Sales and marketing	2,459	1,701	1,358
General and administrative	5,838	4,628	3,810

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended June 30,
	2021	2020	2019
Net income	$23,555	$18,102	$62,480
Other comprehensive (loss) income:
Foreign currency translation adjustment	(18)	129	14
Total other comprehensive (loss) income	(18)	129	14
Comprehensive income	$23,537	$18,231	$62,494

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2018	48,146,384	$48	$277,761	$(380)	$(129,103)	$148,326
Issuance of common stock upon exercise of stock options	1,147,124	1	7,701	—	—	7,702
Release of restricted stock, net of share settlement	1,224,952	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,198	—	—	14,198
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(9,891)	—	—	(9,891)
Net income	—	—	—	—	62,480	62,480
Other comprehensive income	—	—	—	14	—	14
Balance at June 30, 2019	50,518,460	$50	$289,768	$(366)	$(66,623)	$222,829
Issuance of common stock upon exercise of stock options	777,854	1	4,478	—	—	4,479
Release of restricted stock, net of share settlement	913,499	1	(1)	—	—	—
Stock-based compensation expense	—	—	16,781	—	—	16,781
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(6,376)	—	—	(6,376)
Net income	—	—	—	—	18,102	18,102
Other comprehensive income	—	—	—	129	—	129
Balance at June 30, 2020	52,209,813	$52	$304,650	$(237)	$(48,521)	$255,944
Issuance of common stock upon exercise of stock options	739,985	1	3,967	—	—	3,968
Release of restricted stock, net of share settlement	836,565	1	(1)	—	—	—
Stock-based compensation expense	—	—	19,679	—	—	19,679
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(7,980)	—	—	(7,980)
Net income	—	—	—	—	23,555	23,555
Other comprehensive loss	—	—	—	(18)	—	(18)
Balance at June 30, 2021	53,786,363	$54	$320,315	$(255)	$(24,966)	$295,148

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$23,555	$18,102	$62,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,201	11,476	8,975
(Benefit from) provision for sales returns and doubtful accounts receivable	(341)	625	9,343
Stock-based compensation	19,633	16,717	14,128
Non-cash lease expense	(816)	259	—
Deferred income taxes	5,408	3,546	(52,019)
Gain on divestitures of businesses, net	(16,615)	(13,578)	—
Other adjustments, net	741	315	610
Changes in assets and liabilities:
Accounts receivable	(20,063)	11,354	(8,321)
Prepaid expenses and other assets	5,955	(8,136)	(545)
Other assets, noncurrent	(173)	5,508	634
Accounts payable	6,558	103	4,534
Accrued liabilities	10,612	1,173	(3,368)
Deferred revenue	(40)	178	46
Other liabilities, noncurrent	—	(34)	1,468
Net cash provided by operating activities	50,615	47,608	37,965
Cash Flows from Investing Activities
Capital expenditures	(1,969)	(1,962)	(1,972)
Business acquisitions, net of cash acquired	(49,304)	(2,000)	(32,737)
Internal software development costs	(3,131)	(2,291)	(2,336)
Proceeds from divestitures of businesses, net of cash divested	21,947	15,096	—
Purchases of equity investment	(4,000)	—	—
Other investing activities	—	25	56
Net cash (used in) provided by investing activities	(36,457)	8,868	(36,989)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	4,357	4,092	7,789
Payment of withholding taxes related to release of restricted stock, net of share settlement	(7,980)	(6,376)	(9,891)
Post-closing payments and contingent consideration related to acquisitions	(7,689)	(9,348)	(1,952)
Net cash used in financing activities	(11,312)	(11,632)	(4,054)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	143	26
Net increase (decrease) in cash, cash equivalents and restricted cash	2,810	44,987	(3,052)
Cash, cash equivalents and restricted cash at beginning of period	107,523	62,536	65,588
Cash, cash equivalents and restricted cash at end of period	$110,333	$107,523	$62,536
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$110,318	$107,509	$62,522
Restricted cash included in other assets, noncurrent	15	14	14
Total cash, cash equivalents and restricted cash	$110,333	$107,523	$62,536
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	293	373	334
Supplemental Disclosure of Noncash Investing and Financing Activities
Post-closing payments unpaid at acquisition date (See Note 6)	32,192	—	17,893
Contingent consideration unpaid at acquisition date (See Note 6)	2,926	—	5,058
Purchases of property and equipment included in accrued liabilities	275	72	230

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

Separately from the agreements the Company has with clients, the Company has agreements with Internet search companies, third-party publishers and strategic partners that it engages with to generate targeted marketing results for the Company’s clients. The Company receives a fee from its clients and separately pays a fee to the Internet search companies, third-party publishers and strategic partners. The Company evaluates whether it is the principal (i.e., report revenue on a gross basis) or agent (i.e., report revenue on a net basis). In doing so, the Company first evaluates whether it controls the goods or services before they are transferred to the clients. If the Company controls the goods or services before they are transferred to the clients, the Company is the principal in the transaction. As a result, the fees paid by the Company’s clients are recognized as revenue and the fees paid to its Internet search companies, third-party publishers and strategic partners are included in cost of revenue. If the Company does not control the goods or services before they are transferred to the clients, the Company is the agent in the transaction and recognizes revenue on a net basis. The Company has one subsidiary, CCM, which provides performance marketing agency and technology services to clients in financial services, education and other markets, recognizing revenue on a net basis. Determining whether the Company controls the goods or services before they are transferred to the clients may require judgment.

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The Company had one client, The Progressive Corporation, that accounted for 23%, 21% and 22% of net revenue in fiscal years 2021, 2020 and 2019, and accounted for 10% and 17% of net accounts receivable as of June 30, 2021 and June 30, 2020. One additional client, The Allstate Corporation, accounted for 15% of net accounts receivable as of June 30, 2021. No other client accounted for 10% or more of net revenue in fiscal years 2021, 2020 and 2019, or 10% or more of net accounts receivable as of June 30, 2021 or 2020.

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

The following table presents the changes in the Company’s allowance for credit losses for the periods indicated (in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
Balance, beginning of period	$9,287	$9,529	$727
Provision for credit losses	36	214	9,001
Write-offs charged against the allowance (1)	(9,087)	(456)	(199)
Recoveries collected	(116)	—	—
Balance, end of period	$120	$9,287	$9,529

(1)

In the third quarter of fiscal year 2019, the Company recorded an allowance of $8.7 million for bad debt expense related to a large former education client who entered federal receivership in January 2019. In the second quarter of fiscal year 2021, the Company believes that the likelihood of collection was no longer probable, therefore has determined to write off the receivable against this allowance, with no net impact to the Company’s consolidated statements of operations.

The revenue reserve was $0.9 million as of both June 30, 2021 and June 30, 2020. The total allowance for credit losses and revenue reserve was $1.0 million and $10.2 million as of June 30, 2021 and June 30, 2020, respectively.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the development of website content are included within cost of revenue in the Company’s consolidated statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized internal software development costs of $2.3 million, $1.1 million and $2.3 million in fiscal years 2021, 2020 and 2019. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations.

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

Business Combinations

The Company accounts for business combinations using the acquisition method, which requires that the total consideration for each of the acquired business be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

In determining the fair value of assets acquired and liabilities assumed in a business combination, the Company used the income approach to value its most significant acquired asset. Significant assumptions relating to the Company’s estimates in the income approach include base revenue, revenue growth rate net of client attrition, projected gross margin, discount rates, projected operating expenses and the future effective income tax rates. The valuations of our acquired businesses have been performed by a third-party valuation specialist under the Company management’s supervision. The Company believes that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

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

The Company performs its annual goodwill impairment test on April 30 and conducts a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers the impact of key factors such as changes in the general economic conditions including the impact of COVID-19, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. The Company had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2021 and 2020. Based on the results of the qualitative assessment completed as of April 30, 2021 and 2020, there were no indicators of impairment.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2021 and 2020, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 6.9 years as of June 30, 2021.

Investments in Equity Securities

The Company’s investments in equity securities, which are reported within other assets, noncurrent, on the consolidated balance sheets, include investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of its investments in equity securities to fair value when transactions for identical or similar investments of the same issuer are observable. All gains and losses on investments in equity securities, realized and unrealized, are recognized within other income, net on the Company’s consolidated statements of operations.

The Company applies the equity method of accounting for investments in other entities when it exercises significant influence. Under the equity method, the Company’s share of each investee’s profit or loss is recognized within other income, net on the Company’s consolidated statements of operations.

The Company applies the fair value measurement alternative for investments in other entities when it holds less than 20% ownership in the entity and does not exercise significant influence. These investments consist of equity holdings in non-public companies and are recorded within other assets, noncurrent, on the consolidated balance sheets.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s comprehensive income and accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total accumulated other comprehensive loss is disclosed as a separate component of stockholders’ equity.

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

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2021, 2020 or 2019.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Credit Losses. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the new standard as of July 1, 2020 using the modified retrospective transition method. Upon adoption, the Company updated its impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including its accounts receivable. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company continues to monitor the financial statements implications of the COVID-19 pandemic on expected credit losses

Fair Value Measurements. In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurement. The Company adopted the new standard as of July 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

	Fiscal Year Ended June 30,
	2021	2020	2019
Net revenue:
Financial Services	$426,819	$366,289	$308,608
Home Services	134,538	49,931	40,273
Other Revenue	5,543	—	—
Divested Businesses(1)	11,587	74,119	106,273
Total net revenue	$578,487	$490,339	$455,154

(1)	Represents revenue recognized from the businesses divested in fiscal years 2021 and 2020. See Note 7, Divestitures, for more information.

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	June 30,
	2021	2020
Deferred revenue	$33	$73
Client deposits	870	700
Total	$903	$773

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during fiscal year 2021 related to advance consideration received from clients of $8.6 million, offset by revenue recognized of $8.5 million.

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

The following table presents the calculation of basic and diluted net income per share:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$23,555	$18,102	$62,480
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	53,166	51,529	49,581
Diluted:
Weighted average shares of common stock used in computing basic net income per share	53,166	51,529	49,581
Weighted average effect of dilutive securities:
Stock options	778	1,054	1,724
Restricted stock units	1,185	804	1,449
Weighted average shares of common stock used in computing diluted net income per share	55,129	53,387	52,754
Net income per share:
Basic	$0.44	$0.35	$1.26
Diluted	$0.43	$0.34	$1.18
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	84	1,104	118

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

5. Fair Value Measurements

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2021				June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,670	$—	$—	$1,670	$1,668	$—	$—	$1,668
Total	$1,670	$—	$—	$1,670	$1,668	$—	$—	$1,668
Liabilities:
Post-closing payments related to acquisitions	$—	$34,954	$—	$34,954	$—	$9,045	$—	$9,045
Contingent consideration related to acquisitions	—	—	5,432	5,432	—	—	3,170	3,170
Total	$—	$34,954	$5,432	$40,386	$—	$9,045	$3,170	$12,215

Reported as:
Cash and cash equivalents				$1,670				$1,668
Other Liabilities:
Current				$12,697				$6,734
Noncurrent				27,689				5,481
Total				$40,386				$12,215

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the Company’s acquisitions of Modernize, FCE and Mayo Labs completed in fiscal year 2021, and the acquisitions of AmOne, CCM and MBT completed in fiscal year 2019. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisitions of FCE and CCM. The FCE contingent consideration is based upon revenue and gross margin targets, and the CCM contingent consideration is based upon revenue targets. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected gross margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected gross margin, or discount rates would have a material impact on the fair value of the contingent consideration. Changes in the fair value of the contingent consideration are recorded in earnings on the Company’s consolidated statements of operations. See Note 6, Acquisitions, for further details related to the acquisitions.

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of June 30, 2019	$5,058
Change in fair value during the period	—
Payments made during the period	(1,888)
Balance as of June 30, 2020	3,170
Additions related to the acquisition of FCE (initial measurement)	2,926
Change in fair value during the period	—
Payments made during the period	(664)
Balance as of June 30, 2021	$5,432

6. Acquisitions

Fiscal Year 2021

Modernize, Inc.

On July 1, 2020, the Company completed the acquisition of Modernize, a leading home improvement performance marketing company in the home services client vertical, to broaden its customer and media relationships. In exchange for all the outstanding shares of Modernize, the Company paid $43.9 million in cash upon closing (including $3.9 million cash for net assets acquired subject to post-closing adjustments) and will make $27.5 million in post-closing payments, payable in equal annual installments over a five year period, with the first installment payable twelve months following the date of closing. In addition, the Company made a Section 338(h)(10) election to treat the acquisition for tax purposes as a purchase and sale of assets. The incremental taxes resulting from this election were paid to Modernize in the fourth quarter of fiscal year 2021.

The following table summarizes the consideration as of the acquisition date (in thousands):

Estimated Fair Value
Cash	$43,944
Post-closing payments, net of imputed interest of $2,724	24,776
Section 338 election payment to Modernize	1,703
Total	$70,423

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

As of June 30, 2021, the Company has finalized the allocation of the purchase price to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date, upon completion of the measurement period. The following table summarizes the final allocation of the purchase price as of the acquisition date (in thousands):

	Estimated Fair Value
	Preliminary as of July 1, 2020	Year to Date Adjustments (1)	Final as of June 30, 2021
Cash and cash equivalents	$3,638	$—	$3,638
Accounts receivable, net	4,999	—	4,999
Operating lease right-of-use assets	4,702	—	4,702
Other intangible assets	33,700	—	33,700
Other assets	1,386	—	1,386
Total identifiable assets acquired	48,425	—	48,425

Accrued liabilities	4,909	—	4,909
Operating lease liabilities	4,896	—	4,896
Deferred tax liabilities	7,886	(7,886)	—
Other liabilities	465	(240)	225
Total identifiable liabilities assumed	18,156	(8,126)	10,030

Net identifiable assets acquired	30,269	8,126	38,395
Goodwill	38,451	(6,423)	32,028
Net assets acquired	$68,720	$1,703	$70,423

(1)

The Company made a 338(h)(10) election to treat the acquisition for tax purposes as a purchase and sale of assets which resulted in the release of the deferred tax liabilities of $7.9 million. The Company has paid the incremental taxes to Modernize resulting from that election, for an increase in total consideration of $1.7 million.

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

The acquisition was accounted for as a business combination. The results of the acquired assets have been included in the Company’s results of operations since the acquisition date. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The fair value of the intangible assets acquired was determined by the Company based on management’s best estimates, and in doing so management engaged a third-party valuation specialist to assist with the measurement. The fair value of the customer relationship was determined using the multi-period excess earnings income approach. The excess of the purchase price over the aggregate fair value of the identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is deductible for tax purposes.

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

Other

On February 17, 2021, the Company also completed the acquisition of certain assets of Mayo Labs, LLC, a performance marketing services company serving the financial services client vertical. The Company paid $2.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two year period, with the first installment payable twelve months following the date of closing. The results of the acquired assets have been included in the Company’s results of operations since the acquisition date, which were not considered material to the Company.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and the acquired businesses as though these acquisitions had been occurred as of the beginning of fiscal year 2020. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect what the combined company’s results of operations would have been had the acquisitions occurred as of the beginning of fiscal year 2020, nor is it necessarily indicative of the future results of operations of the combined company.

	Fiscal Year Ended June 30,
	2021	2020
	(In thousands)
Net revenue	$578,487	$561,428
Net income	24,253	23,184

The pro forma financial information for fiscal year 2021 includes the elimination of $698 thousand acquisition costs incurred by the Company that are directly related to the acquisitions, and these costs have been reflected in the fiscal year 2020 financial information.

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

MyBankTracker.com, LLC

On May 14, 2019, the Company completed the purchase of MBT, a leading personal finance website to broaden its customer relationships. In exchange for all the outstanding shares of MBT, the Company paid $4.5 million in cash upon closing (including $1.5 million cash for net assets acquired) and will make a series of future payments following the acquisition date. The $4.0 million post-closing payments are payable in cash in equal semi-annual installments over a two year period, with the first installment paid twelve months following the date of closing. The outstanding balance owed with respect to the post-closing payments was paid in full as of the fourth quarter of fiscal year 2021. The contingent consideration is calculated semi-annually for the preceding six months beginning on December 31, 2019 and ending on June 30, 2023. In the third quarter of fiscal year 2020, the Company reached an agreement with the seller and paid off the outstanding balance owed with respect to the contingent consideration.

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

7. Divestitures

As a result of the Company’s decision to narrow its focus to the best performing businesses and market opportunities, the Company completed a series of business divestitures in fiscal years 2021 and 2020.

Fiscal year 2021

Education Client Vertical

On August 31, 2020, the Company entered into an agreement with a third party to sell its education client vertical for total cash consideration of $20.0 million. The Company recognized a gain of $16.6  million within other income, net on the Company’s consolidated statements of operations upon the divestiture of this business in the first quarter of fiscal year 2021.

Fiscal year 2020

Business-to-Business Technology Client Vertical

On February 14, 2020, as a result of the Company’s decision to narrow its focus to its best performing businesses and market opportunities, the Company entered into an agreement with a third party to sell its B2B client vertical for a purchase price of $12.9 million. The purchase price consisted of $10.0 million in upfront cash consideration and $2.9 million in a secured promissory note, receivable in equal monthly installments over a 12-month period. The Company recognized a gain of $12.0 million within other income, net on the Company’s consolidated statements of operations upon the divestiture of this business in the third quarter of fiscal year 2020.

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

8. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2021	2020
Accounts receivable, gross	$88,938	$74,649
Less: Allowance for credit losses and revenue reserves	(1,010)	(10,177)
Accounts receivable, net	$87,928	$64,472

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2021	2020
Prepaid expenses	$3,843	$9,001
Income tax receivable	3,541	3,798
Other assets	546	792
Total	$7,930	$13,591

In fiscal year 2016, the Company entered into a 10-year partnership agreement with a large online customer acquisition marketing company focused on the U.S. insurance industry to be its exclusive click monetization partner for the majority of its insurance categories. The agreement included a one-time upfront cash payment of $10.0 million, which was being amortized on a straight-line basis over the life of the contract. As of June 30, 2020, the Company had recorded the unamortized remainder of the upfront cash payment of $5.3 million within prepaid expenses and other assets on the consolidated balance sheet. As of July 1, 2020, the contract was terminated and the unamortized remainder of the upfront cash payment was subsequently refunded. Amortization expense was $1.0 million and $1.0 million for fiscal years 2020 and 2019.

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2021	2020
Computer equipment	$12,997	$12,763
Software	11,901	11,751
Furniture and fixtures	3,163	3,060
Leasehold improvements	3,016	2,842
Internal software development costs	39,279	36,993
Total property plant and equipment, gross	70,356	67,409
Less: Accumulated depreciation and amortization	(63,507)	(61,752)
Total property plant and equipment, net	$6,849	$5,657

Depreciation expense was $1.8 million, $1.3 million and $1.1 million for fiscal years 2021, 2020 and 2019. Amortization expense related to internal software development costs was $2.6 million, $2.4 million and $2.3 million for fiscal years 2021, 2020 and 2019.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2021	2020
Accrued media costs	$41,226	$31,948
Accrued professional service and other business expenses	10,550	8,066
Accrued compensation and related expenses	5,874	2,257
Total	$57,650	$42,271

9. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2021			June 30, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$90,830	$(43,485)	$47,345	$61,324	$(36,213)	$25,111
Content	43,056	(42,790)	266	55,430	(55,430)	—
Website/trade/domain names	25,102	(18,303)	6,799	23,059	(20,717)	2,342
Acquired technology and others	33,834	(29,067)	4,767	27,941	(27,220)	721
Total	$192,822	$(133,645)	$59,177	$167,754	$(139,580)	$28,174

Amortization of intangible assets was $11.9 million, $7.8 million and $5.6 million for fiscal years 2021, 2020 and 2019.

Future amortization expense for the Company’s intangible assets as of June 30, 2021 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2022	$11,364
2023	10,501
2024	9,605
2025	7,622
2026	5,197
Thereafter	14,888
Total	$59,177

Goodwill

The changes in the carrying amount of goodwill for fiscal years 2021 and 2020 were as follows (in thousands):

Goodwill
Balance at June 30, 2019	$82,544
Goodwill acquired (1)	1,100
Goodwill disposed (2)	(2,967)
Balance at June 30, 2020	80,677
Goodwill acquired (1)	40,368
Goodwill disposed (2)	(3,212)
Balance at June 30, 2021	$117,833

(1)  Represents goodwill acquired associated with an insignificant business acquisition completed in fiscal year 2020 and the business acquisitions of Modernize, FCE and Mayo Labs completed in fiscal year 2021. See Note 6, Acquisitions, for more information.

(2) Represents goodwill disposed associated with the business divestitures completed in fiscal years 2020 and 2021. See Note 7, Divestitures, for more information.

10. Income Taxes

The components of income before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
US	$29,433	$17,824	$10,316
Foreign	(104)	862	403
Total	$29,329	$18,686	$10,719

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
Current:
Federal	$(3)	$—	$—
State	252	(3,110)	193
Foreign	187	218	255
Total current provision for (benefit from) income taxes	436	(2,892)	448
Deferred:
Federal	4,732	2,504	(45,201)
State	606	972	(7,008)
Foreign	—	—	—
Total deferred provision for (benefit from) income taxes	5,338	3,476	(52,209)
Total provision for (benefit from) income taxes	$5,774	$584	$(51,761)

The reconciliation between the statutory federal income tax and the Company’s effective tax rates as a percentage of income before income taxes was as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Federal tax rate	21.0%	21.0%	21.0%
States taxes, net of federal benefit	0.7	(11.4)	(69.3)
Foreign rate differential	0.2	2.1	0.3
Stock-based compensation expense	(9.4)	(8.7)	(48.9)
Change in valuation allowance	2.3	(2.4)	(397.8)
Research and development credits	(3.8)	(4.1)	(8.5)
Disqualified compensation expense	7.6	5.3	16.5
Uncertain tax position	1.2	1.8	2.8
Business divestitures	—	(1.3)	—
Other	(0.1)	0.8	1.0
Effective income tax rate	19.7%	3.1%	(482.9)%

The components of the long-term deferred tax assets and liabilities, net were as follows (in thousands):

	June 30,
	2021	2020
Noncurrent deferred tax assets:
Reserves and accruals	$1,608	$3,973
Stock-based compensation expense	3,841	3,441
Intangible assets	4,444	8,620
Net operating loss	30,440	30,953
Fixed assets	135	59
Tax credits	10,279	8,852
Operating lease liabilities	3,108	884
Other	38	237
Total noncurrent deferred tax assets	53,893	57,019
Valuation allowance - long-term	(8,193)	(7,523)
Noncurrent deferred tax assets, net	45,700	49,496

Noncurrent deferred tax liabilities:
Operating lease right-of-use assets	(2,364)	(823)
Noncurrent deferred tax liabilities	(2,364)	(823)

Total deferred tax assets, net	$43,336	$48,673

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

As of June 30, 2021 and 2020, the Company had a federal operating loss carryforward of approximately $117.7 million and $120.8 million. As of June 30, 2021 and 2020, the Company’s state operating loss carryforward was approximately $70.4 million and $72.6 million. With the exception of $32.2 million of federal net operating losses which can be carried forward indefinitely, the federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2037. The operating loss carryforward in the India jurisdiction was approximately $5.8 million which will begin to expire on June 30, 2022. The Company has federal and California research and development tax credit carry-forwards of approximately $6.2 million and $9.3 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2034, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
Balance at the beginning of the year	$4,236	$3,727	$3,256
Gross increases - current period tax positions	535	406	467
Gross increases - prior period tax positions	—	106	10
Gross decreases - prior period tax positions	(7)	—	—
Reductions as a result of lapsed statute of limitations	(8)	(3)	(6)
Balance at the end of the year	$4,756	$4,236	$3,727

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of June 30, 2021, the Company has accrued $1.3 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as a noncurrent liability in the Company’s consolidated balance sheet.

As of June 30, 2021, unrecognized tax benefits of $2.6 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions and is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2013. As of June 30, 2021, the tax years 2014 through 2019 remain open in the U.S., the tax years 2013 through 2019 remain open in the various state jurisdictions, and the tax years 2015 through 2019 remain open in various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from our open examinations.

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

The components of lease expense for fiscal years 2021 and 2020 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Operating lease expense	$5,247	$3,940
Short-term lease expense	785	1,119
Variable lease expense (1)	571	580
Total lease expense	$6,603	$5,639

(1)	Variable lease expense for fiscal years 2021 and 2020 primarily included common area maintenance charges.

Rent expense for fiscal year 2019 was $3.9 million, which was recognized using the straight-line method over the term of a lease in accordance with the previous lease accounting standard.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Fiscal Year Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,066	$3,675

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$6,981	$423

Weighted average remaining lease term - operating leases	2.7 years	3.2 years
Weighted average discount rate - operating leases	5.0%	4.6%

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

Maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022	$6,189
2023	5,762
2024	3,663
2025	721
2026	32
Total minimum lease payments	$16,367
Less imputed interest	(2,218)
Present value of net minimum lease payments	$14,149
Operating lease liabilities:
Current	5,604
Noncurrent	8,545
Total	$14,149

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.3 million as of June 30, 2021, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

12. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2021 and June 30, 2020.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2021 and June 30, 2020.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.

13. Stockholders’ Equity

Stock Repurchases

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. No repurchases were made under this program during fiscal years 2021, 2020 and 2019. As of June 30, 2021, the number of shares that remains available for repurchase is 903,636 shares.

14. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2021, 2020 and 2019, the Company recorded stock-based compensation expense of $19.6 million, $16.7 million and $14.1 million. In fiscal years 2021, 2020 and 2019, the Company recognized tax benefits related to stock-based compensation of $2.6 million, $1.6 million and $5.2 million, which are reflected in the Company’s (provision for) benefit from income taxes.

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

Prior to fiscal year 2016, the Company granted service-based RSUs. In fiscal year 2016, the Company also began granting market-based RSUs that requires the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In fiscal year 2019, the Company began granting to employees performance-based RSUs that vest variably subject to the achievement of performance targets, consisting of both revenue growth and adjusted EBITDA targets. The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs, and performance-based RSUs under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. RSUs generally vest over four years of continuous service, with 25 percent of the RSUs vesting on the one-year anniversary of the date of grant and 6.25 percent vesting quarterly thereafter for the next 12 quarters, subject to any performance or stock price targets.

An aggregate of 23,125,612 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2021, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance was increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 14,450,060 shares available for issuance under the 2010 Incentive Plan as of June 30, 2021.

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

An aggregate of 4,598,838 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2021. This amount was increased annually through July 1, 2019, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 2,308,424 shares available for issuance under the Directors’ Plan as of June 30, 2021.

Valuation Assumptions

The Company uses the Black-Scholes option-pricing model to fair value its stock options. Options are granted with an exercise price equal to the fair value of the common stock at the date of grant. The Company calculates the weighted-average expected life of options using the simplified method pursuant to the accounting guidance for share-based payments as its historical exercise experience does not provide a reasonable basis upon which to estimate expected term. The Company estimates the expected volatility of its common stock based on its historical volatility over the expected term of the stock option. The Company has no history or expectation of paying dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the stock option.

The weighted-average Black-Scholes model assumptions and the weighted-average grant date fair value of stock options in fiscal years 2021, 2020 and 2019 were as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Expected term (in years)	4.5	4.3	4.4
Expected volatility	61%	58%	56%
Expected dividend yield	—	—	—
Risk-free interest rate	0.6%	1.4%	2.5%
Grant date fair value	$7.85	$5.30	$6.86

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans in fiscal years 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2019	2,411,722	$5.44	3.64	$25,123
Granted	39,010	11.42
Exercised	(777,854)	5.76
Forfeited	(68,750)	9.17
Expired	(7,275)	10.01
Outstanding at June 30, 2020	1,596,853	$5.25	3.18	$8,892
Granted	106,186	16.28
Exercised	(758,447)	5.64
Forfeited	(17,051)	9.28
Expired	(9,448)	8.89
Outstanding at June 30, 2021	918,093	$6.10	2.89	$11,578
Vested and expected-to-vest at June 30, 2021 (1)	906,563	$5.97	2.85	$11,538
Vested and exercisable at June 30, 2021	782,661	$4.70	2.43	$10,874

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes outstanding and exercisable stock options by range of exercise price as of June 30, 2021:

	Options Outstanding			Options Exercisable
Range or Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.40 - $3.40	50,000	2.59	$3.40	50,000	$3.40
$3.59 - $3.59	159,727	2.42	$3.59	159,727	$3.59
$3.63 - $3.63	182,736	2.08	$3.63	182,736	$3.63
$4.01 - $4.01	166,090	3.06	$4.01	153,455	$4.01
$4.44 - $5.65	113,907	1.65	$5.07	113,907	$5.07
$5.80 - $9.29	98,843	2.05	$6.87	83,217	$6.44
$10.75 - $17.16	92,438	5.39	$12.36	34,317	$12.68
$18.35 - $18.35	3,004	4.25	$18.35	1,871	$18.35
$20.73 - $20.73	50,000	6.83	$20.73	2,083	$20.73
$24.46 - $24.46	1,348	6.61	$24.46	1,348	$24.46
$3.40 - $24.46	918,093	2.89	$6.10	782,661	$4.70

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised in fiscal years 2021, 2020 and 2019 (in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
Intrinsic value	$9,408	$6,145	$9,749
Cash received	4,279	4,480	7,702
Tax benefit	1,569	894	1,399

As of June 30, 2021, there was $0.8 million of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted-average period of 2.6 years.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans in fiscal years 2021 and 2020:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2019	2,002,006	$9.06	1.10	$31,732
Granted	959,740	15.57
Vested	(1,018,624)	8.66
Forfeited	(146,366)	12.86
Outstanding at June 30, 2020	1,796,756	$12.37	1.11	$18,794
Granted	1,026,425	13.28
Vested	(872,952)	11.83
Forfeited	(118,211)	14.14
Outstanding at June 30, 2021	1,832,018	$12.97	1.26	$34,039

As of June 30, 2021, there was $17.6 million of total unrecognized compensation expense related to service-based RSUs.

Market-Based Restricted Stock Unit Activity

The following table summarizes the market-based RSU activity under the 2010 Incentive Plan in fiscal years 2021 and 2020:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2019	196,098	$5.00	0.68	$3,108
Granted	—	—
Vested	(107,743)	4.48
Forfeited	(15,387)	7.36
Outstanding at June 30, 2020	72,968	$5.61	0.52	$763
Granted	—	—
Vested	(20,507)	4.60
Forfeited	(2,999)	8.90
Outstanding at June 30, 2021	49,462	$8.43	0.37	$919

As of June 30, 2021, the total unrecognized compensation expense related to market-based RSUs was immaterial.

Performance-Based Restricted Stock Unit Activity

The following table summarizes the performance-based RSU activity under the 2010 Incentive Plan in fiscal years 2021 and 2020:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2019	716,612	$15.85	1.36	$11,358
Granted	752,671	10.46
Vested	(290,929)	16.25
Forfeited	(80,712)	13.89
Outstanding at June 30, 2020	1,097,642	$12.37	1.30	$11,481
Granted	704,485	18.58
Vested	(418,464)	13.37
Forfeited	(125,325)	13.89
Outstanding at June 30, 2021	1,258,338	$16.10	1.19	$23,380

As of June 30, 2021, there was $7.3 million of total unrecognized compensation expense related to performance-based RSUs.

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
Net revenue:
United States	$566,589	$475,208	$445,957
International	11,898	15,131	9,197
Total net revenue	$578,487	$490,339	$455,154

	June 30,
	2021	2020
Property and equipment, net:
United States	$6,672	$5,477
International	177	180
Total property and equipment, net	$6,849	$5,657

	June 30,
	2021	2020
Other intangible assets, net:
United States	$59,177	$28,174
International	—	—
Total other intangible assets, net	$59,177	$28,174

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosures and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2021.

In the first quarter of fiscal year 2021, we completed the acquisition of Modernize. Our management has excluded certain elements of the acquired business from its assessment of internal control over financial reporting as of June 30, 2021, as permitted under existing SEC Staff interpretive guidance for newly acquired businesses. Subsequent to the acquisition, certain elements of the acquired business’s internal control over financial reporting and related processes have been integrated into our existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from our management’s assessment of the effectiveness of internal control over finical reporting as of June 30, 2021. Modernize is a wholly-owned subsidiary of the Company whose total assets and net revenue excluded from our management assessment represented less than 1% and approximately 8%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended June 30, 2021.

The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2021.

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference from the section to be titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and directors. We will make any required disclosure of future amendments to our Code of Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on the investor relations page of our corporate website (www.quinstreet.com).

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

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue (1)	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts
Fiscal year 2019 (2)	$1,625	$9,342	$(669)	$10,298
Fiscal year 2020	$10,298	$630	$(751)	$10,177
Fiscal year 2021	$10,177	$393	$(9,560)	$1,010

Deferred tax asset valuation allowance
Fiscal year 2019	$57,197	$571	$(49,422)	$8,346
Fiscal year 2020	$8,346	$(784)	$(39)	$7,523
Fiscal year 2021	$7,523	$387	$283	$8,193

(1)	Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales returns are charged against revenue.
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 2021.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and	August 26, 2021
Douglas Valenti	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer	August 26, 2021
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Anna Fieler	Director	August 26, 2021
Anna Fieler

/s/ Matthew Glickman	Director	August 26, 2021
Matthew Glickman

/s/ Stuart Huizinga	Director	August 26, 2021
Stuart Huizinga

/s/ Robin Josephs	Director	August 26, 2021
Robin Josephs

/s/ David Pauldine	Director	August 26, 2021
David Pauldine

/s/ Andrew Sheehan	Director	August 26, 2021
Andrew Sheehan

/s/ James Simons	Director	August 26, 2021
James Simons

/s/ Hillary Smith	Director	August 26, 2021
Hillary Smith