Form 10-Q
period 2021-09-30
QUINSTREET, INC
filed 2021-11-04
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of common stock outstanding as of November 2, 2021: 54,242,408

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$105,928	$110,318
Accounts receivable, net of allowances and reserves of $1,206 and $1,010 as of September 30, 2021 and June 30, 2021, respectively	88,421	87,928
Prepaid expenses and other assets	8,466	7,930
Total current assets	202,815	206,176
Property and equipment, net	7,333	6,849
Operating lease right-of-use assets	9,802	10,983
Goodwill	117,833	117,833
Other intangible assets, net	56,161	59,177
Deferred tax assets, noncurrent	42,802	43,336
Other assets, noncurrent	5,187	5,161
Total assets	$441,933	$449,515

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,354	$45,231
Accrued liabilities	48,897	57,650
Deferred revenue	34	33
Other liabilities	13,171	12,697
Total current liabilities	110,456	115,611
Operating lease liabilities, noncurrent	7,248	8,545
Other liabilities, noncurrent	24,534	30,211
Total liabilities	142,238	154,367
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 54,208,614 and 53,786,363 shares issued and outstanding as of September 30, 2021 and June 30, 2021	54	54
Additional paid-in capital	321,769	320,315
Accumulated other comprehensive loss	(255)	(255)
Accumulated deficit	(21,873)	(24,966)
Total stockholders' equity	299,695	295,148
Total liabilities and stockholders' equity	$441,933	$449,515

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Net revenue	$159,608	$139,269
Cost of revenue (1)	141,505	122,231
Gross profit	18,103	17,038
Operating expenses: (1)
Product development	4,625	4,891
Sales and marketing	2,906	2,643
General and administrative	6,634	6,581
Operating income	3,938	2,923
Interest income	—	22
Interest expense	(273)	(339)
Other income, net	4	16,689
Income before income taxes	3,669	19,295
Provision for income taxes	(576)	(4,614)
Net income	$3,093	$14,681
Net income per share:
Basic	$0.06	$0.28
Diluted	$0.06	$0.27
Weighted-average shares used in computing net income per share:
Basic	53,993	52,492
Diluted	55,789	54,269

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,821	$2,201
Product development	606	549
Sales and marketing	732	547
General and administrative	1,747	1,483

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Net income	$3,093	$14,681
Other comprehensive loss:
Foreign currency translation adjustment	—	(38)
Total other comprehensive loss	—	(38)
Comprehensive income	$3,093	$14,643

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2021	53,786,363	$54	$320,315	$(255)	$(24,966)	$295,148
Issuance of common stock upon exercise of stock options	92,204	—	395	—	—	395
Release of restricted stock, net of share settlement	330,047	—	—	—	—	—
Stock-based compensation expense	—	—	4,906	—	—	4,906
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(3,847)	—	—	(3,847)
Net income	—	—	—	—	3,093	3,093
Other comprehensive income	—	—	—	—	—	—
Balances at September 30, 2021	54,208,614	$54	$321,769	$(255)	$(21,873)	$299,695

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2020	52,209,813	$52	$304,650	$(237)	$(48,521)	$255,944
Issuance of common stock upon exercise of stock options	185,857	—	778	—	—	778
Release of restricted stock, net of share settlement	378,172	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,797	—	—	4,797
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(2,874)	—	—	(2,874)
Net income	—	—	—	—	14,681	14,681
Other comprehensive loss	—	—	—	(38)	—	(38)
Balances at September 30, 2020	52,773,842	$53	$307,350	$(275)	$(33,840)	$273,288

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$3,093	$14,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,200	4,133
Provision for (benefit from) sales returns and doubtful accounts receivable	200	(95)
Stock-based compensation	4,906	4,780
Non-cash lease expense	(230)	(169)
Deferred income taxes	555	4,525
Gain on divestitures of businesses, net	—	(16,615)
Other adjustments, net	84	339
Changes in assets and liabilities:
Accounts receivable	(693)	(296)
Prepaid expenses and other assets	(559)	(19)
Accounts payable	3,161	8,982
Accrued liabilities	(8,965)	(2,713)
Deferred revenue	1	25
Net cash provided by operating activities	5,753	17,558
Cash Flows from Investing Activities
Capital expenditures	(409)	(437)
Internal software development costs	(965)	(696)
Business acquisitions, net of cash acquired	—	(40,304)
Proceeds from divestitures of businesses, net of cash divested	—	20,730
Net cash used in investing activities	(1,374)	(20,707)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	393	1,167
Payment of withholding taxes related to release of restricted stock, net of share settlement	(3,847)	(2,874)
Post-closing payments and contingent consideration related to acquisitions	(5,310)	(348)
Net cash used in financing activities	(8,764)	(2,055)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(61)
Net decrease in cash, cash equivalents and restricted cash	(4,390)	(5,265)
Cash, cash equivalents and restricted cash at beginning of period	110,333	107,523
Cash, cash equivalents and restricted cash at end of period	$105,943	$102,258
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$105,928	$102,244
Restricted cash included in other assets, noncurrent	15	14
Total cash, cash equivalents and restricted cash	$105,943	$102,258
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	25	29
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	562	176
Post-closing payments unpaid at acquisition date (see Note 7)	—	24,776

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketplaces and technologies for the financial services and home services industries. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services, home services, and previously the divested education client vertical. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States and India. The majority of the Company’s operations and revenue are in North America.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2021 and for the three months ended September 30, 2021 and 2020 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 26, 2021. The condensed consolidated balance sheet at June 30, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at September 30, 2021, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income for the three months ended September 30, 2021 and 2020 and condensed consolidated statements of cash flows for the three months ended September 30, 2021 and 2020. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to our significant accounting policies as of and for the three months ended September 30, 2021.

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

The allowance for credit losses on accounts receivable was $0.1 million as of both September 30, 2021 and June 30, 2021. The revenue reserve was $1.1 million and $0.9 million as of September 30, 2021 and June 30, 2021, respectively. The total allowance for credit losses and revenue reserve was $1.2 million and $1.0 million as of September 30, 2021 and June 30, 2021, respectively.

Concentrations of Credit Risk

The Company had one client that accounted for 15% and 26% of net revenue for the three months ended September 30, 2021 and 2020. That same client accounted for 10% of net accounts receivable as of June 30, 2021. One additional client accounted for 15% of net accounts receivable as of both September 30, 2021 and June 30, 2021. No other clients accounted for 10% or more of net revenue for the three months ended September 30, 2021 or 2020 or 10% or more of net accounts receivable as of September 30, 2021 or June 30, 2021.

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

Recent Accounting Pronouncements

Income Taxes. In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by eliminating certain exceptions in ASC 740 related to the methodology for calculating income taxes in an interim period. It also clarifies and amends existing guidance to improve consistent application. The Company adopted the new standard as of July 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

	Three Months Ended
	September 30,
	2021	2020
Net revenue:
Financial Services	$117,912	$94,213
Home Services	39,986	33,469
Other Revenue	1,710	—
Divested Business (1)	—	11,587
Total net revenue	$159,608	$139,269

(1)	Represents revenue recognized from the former education client vertical, which was divested in the first quarter of fiscal year 2021. See Note 6, Divestitures, for more information.

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	September 30,	June 30,
	2021	2021
Deferred revenue	$34	$33
Client deposits	878	870
Total	$912	$903

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the three months ended September 30, 2021 related to advance consideration received from clients of $0.9 million, offset by revenue recognized of $0.9 million.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$3,093	$14,681
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income per share	53,993	52,492
Diluted:
Weighted-average shares of common stock used in computing basic net income per share	53,993	52,492
Weighted-average effect of dilutive securities:
Stock options	575	879
Restricted stock units	1,221	898
Weighted-average shares of common stock used in computing diluted net income per share	55,789	54,269
Net income per share:
Basic	$0.06	$0.28
Diluted	$0.06	$0.27
Securities excluded from weighted-average shares used in computing diluted net income per share because the effect would have been anti-dilutive (1)	202	186

(1)	These weighted-shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2021				June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,670	$—	$—	$1,670	$1,670	$—	$—	$1,670
Total	$1,670	$—	$—	$1,670	$1,670	$—	$—	$1,670
Liabilities:
Post-closing payments related to acquisitions	$—	$29,728	$—	$29,728	$—	$34,954	$—	$34,954
Contingent consideration related to acquisitions	—	—	5,432	5,432	—	—	5,432	5,432
Total	$—	$29,728	$5,432	$35,160	$—	$34,954	$5,432	$40,386

Reported as:
Cash and cash equivalents				$1,670				$1,670
Other Liabilities:
Current				$13,171				$12,697
Noncurrent				21,989				27,689
Total				$35,160				$40,386

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets and are classified as Level 1 within the fair value hierarchy.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the Company’s acquisitions of Modernize, Inc. (“Modernize”), FC Ecosystem, LLC (“FCE”) and Mayo Labs, LLC (“Mayo Labs”) completed in fiscal year 2021, and the acquisition of CloudControlMedia, LLC (“CCM”) completed in fiscal year 2019. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 7, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisitions of FCE and CCM. The FCE contingent consideration is based upon revenue and margin targets, and the CCM contingent consideration is based upon revenue targets. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected gross margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected gross margin, or discount rates would have a material impact on the fair value of the contingent consideration. Changes in the fair value of the contingent consideration are recorded in earnings on the Company’s condensed consolidated statements of operations. See Note 7, Acquisitions, for further details related to the acquisitions.

The following table represents the changes in the contingent consideration during the three months ended September 30, 2021 (in thousands):

Three Months Ended
September 30, 2021
Balance at the beginning of period	$5,432
Changes in fair value during the period	—
Payments made during the period	—
Balance at the end of period	$5,432

6. Divestitures

As a result of the Company’s decision to narrow its focus to the best performing businesses and market opportunities, on August 31, 2020, the Company entered into an agreement with a third party to sell its education client vertical for total cash consideration of $20.0 million. Upon the divestiture of this business in the first quarter of fiscal year 2021, the Company recognized a gain of $16.6  million within other income, net on the Company’s condensed consolidated statements of operations.

7. Acquisitions

Modernize, Inc.

On July 1, 2020, the Company completed the acquisition of Modernize, a leading home improvement performance marketing company in the home services client vertical, to broaden its customer and media relationships. In exchange for all the outstanding shares of Modernize, the Company paid $43.9 million in cash upon closing (including $3.9 million cash for net assets acquired subject to post-closing adjustments) and will make $27.5 million in post-closing payments, payable in equal annual installments over a five-year period, with the first annual installment paid in the first quarter of fiscal year 2022. In addition, the Company made a Section 338(h)(10) election to treat the acquisition for tax purposes as a purchase and sale of assets. The incremental taxes resulting from this election were paid to Modernize in the fourth quarter of fiscal year 2021.

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

FC Ecosystem, LLC

On March 1, 2021, the Company acquired substantially all of the assets relating to the performance marketing services business of FC Ecosystem, LLC, to broaden its customer relationships in the financial services client vertical. In exchange for the assets of FCE, the Company paid $7.0 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment payable twelve months following the date of closing. The purchase consideration also includes contingent consideration of up to an additional $9.0 million, which is payable for two years following the date of closing based on the achievement of revenue and margin targets and is calculated every February 28 for the preceding twelve months.

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

Other

On February 17, 2021, the Company also completed the acquisition of certain assets of Mayo Labs, LLC, a performance marketing services company serving the financial services client vertical. The Company paid $2.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment payable twelve months following the date of closing. The results of the acquired assets have been included in the Company’s results of operations since the acquisition date, which were not considered material to the Company.

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

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Net revenue	$142,303	$145,333
Net income	15,778	2,606

The pro forma financial information for the three months ended September 30, 2020 includes the elimination of $170 thousand of nonrecurring acquisition costs incurred by the Company that are directly related to the acquisitions, and these costs have been reflected in the first quarter of fiscal year 2020 financial information.

8. Goodwill and Intangible Assets, Net

Goodwill

As of September 30, 2021 and June 30, 2021, the Company had goodwill of $117.8 million. There were no impairments to goodwill during the three months ended September 30, 2021.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2021			June 30, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$90,830	$(45,795)	$45,035	$90,830	$(43,485)	$47,345
Content	43,056	(42,924)	132	43,056	(42,790)	266
Website/trade/domain names	25,102	(18,440)	6,662	25,102	(18,303)	6,799
Acquired technology and others	33,834	(29,502)	4,332	33,834	(29,067)	4,767
Total	$192,822	$(136,661)	$56,161	$192,822	$(133,645)	$59,177

Amortization of intangible assets was $3.0 million and $3.1 million for the three months ended September 30, 2021 and 2020.

Future amortization expense for the Company’s intangible assets as of September 30, 2021 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2022 (remaining nine months)	$8,350
2023	10,500
2024	9,604
2025	7,622
2026	5,197
Thereafter	14,888
Total	$56,161

9. Income Taxes

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of September 30, 2021, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

Additionally, in the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a provision for income taxes of $0.6 million and $4.6 million for the three months ended September 30, 2021 and 2020.

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

The components of lease expense for the three months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Operating lease expense	$1,301	$1,308
Short-term lease expense	169	253
Variable lease expense (1)	120	148
Total lease expense	$1,590	$1,709

(1)	Variable lease expense for the three months ended September 30, 2021 and 2020 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,531	$1,494

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$—	$6,247

Weighted average remaining lease term - operating leases	2.5 years	3.4 years
Weighted average discount rate - operating leases	5.0%	5.0%

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

Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022 (remaining nine months)	$4,658
2023	5,763
2024	3,663
2025	721
2026	32
Total minimum lease payments	14,837
Less imputed interest	(2,099)
Present value of net minimum lease payments	$12,738
Operating lease liabilities:
Current	$5,490
Noncurrent	7,248
Total	$12,738

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.7 million as of September 30, 2021, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

11. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2021 and June 30, 2021.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2021 and June 30, 2021.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.

12. Stockholders’ Equity

Stock Repurchases

In July 2017, the Board of Directors authorized a stock repurchase program to repurchase up to 905,000 outstanding shares of its common stock. In October 2017, the Board of Directors increased the number of outstanding shares that may be repurchased to 966,000 shares. No repurchases were made under this program during fiscal year 2021 and the three months ended September 30, 2021. As of September 30, 2021, the number of shares that remains available for repurchase is 903,636 shares.

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

As of September 30, 2021, 23,125,612 shares were reserved and 13,385,818 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,248,424 shares were available for issuance under the Directors’ Plan.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,
	2021	2020
Expected term (in years)	4.5	4.5
Expected volatility	58%	62%
Expected dividend yield	—	—
Risk-free interest rate	0.8%	0.3%
Grant date fair value	$8.66	$5.81

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Net revenue:
United States	$154,483	$136,413
International	5,125	2,856
Total net revenue	$159,608	$139,269

	September 30,	June 30,
	2021	2021
Property and equipment, net:
United States	$7,129	$6,672
International	204	177
Total property and equipment, net	$7,333	$6,849

	September 30,	June 30,
	2021	2021
Other intangible assets, net:
United States	$56,161	$59,177
International	—	—
Total other intangible assets, net	$56,161	$59,177

15. Subsequent Events

On October 25, 2021, the Company’s stockholders approved the Company’s 2021 Employee Stock Purchase Plan as set forth in the Company’s 2021 Proxy Statement. The first offering period of the plan is expected to commence in the third quarter of fiscal year 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

•

through technology and analytics, seek to optimize a combination of objectives to satisfy the maximum number of shopping or researching visitors or consumers, deliver on client marketing objectives, effectively compete for online media, and generate a sound financial outcome for us.

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

Our financial services client vertical represented 74% and 68% of net revenue for the three months ended September 30, 2021 and 2020. Our home services client vertical represented 25% and 24% of net revenue for the three months ended September 30, 2021 and 2020. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for the three months ended September 30, 2021. In addition, revenue recognized from our former education client vertical represented 8% of net revenue for the three months ended September 30, 2020. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 15% and 26% of our net revenue for the three months ended September 30, 2021 and 2020. No other client accounted for 10% or more of our net revenue for the three months ended September 30, 2021 and 2020.

Trends Affecting our Business

COVID-19

We continue to monitor the impacts from the COVID-19 pandemic that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. For example, within our financial services client vertical, certain credit-driven lines of business, such as personal loans and credit cards, have seen and may continue to see reductions in near-term demand for our services due to weakening economic and employment conditions, and the uncertainty over the length and depth of the economic downturn. While we experienced year-over-year growth in our credit-driven businesses, forecasting the timeline for full recovery still remains challenging. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; business and individuals' actions in response to the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the development, efficacy and distribution of vaccines for COVID-19; and the impact on economic activity including the length and depth of the economic downturn or financial market instability. These factors may adversely impact consumer, business, and government spending as well as our clients' ability to pay for our services on an ongoing basis. While there is optimism that the pandemic will come to an end with the development and prevalence of vaccines, there are still significant uncertainties. For example, the resurgence of cases due to emergence and persistency of new variants to COVID-19 and the economic impact due to varying levels of restrictions imposed by each state in the United States. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

On July 1, 2020, we completed the acquisition of Modernize, a leading home improvement performance marketing company, to broaden our customer and media relationships in the home services client vertical. Our home services client vertical has been expanding over the past several years, primarily driven by successful execution of growth initiatives and ahead-of-schedule integration and synergies with the Modernize acquisition.

Acquisitions and Divestitures

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions in the past, including the acquisitions of Modernize, Mayo Labs and FCE completed in fiscal year 2021, and the acquisitions of AmOne Corp. (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”) completed in fiscal year 2019.

Furthermore, as a result of the decision to narrow our focus to the best performing businesses and market opportunities, we completed a series of business divestitures in the past two fiscal years, including the divestiture of our former education client vertical completed in fiscal year 2021, and the divestitures of our former B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”) and VEMM, LLC (“VEMM”) along with its interests in Euro-Demand Do Brasil Serviços de Geração de Leads Ltda (“EDB”), and our mortgage business completed in fiscal year 2020.

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

Basis of Presentation

Net Revenue

Our business generates revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We deliver targeted and measurable results through a vertical focus, which includes our financial services client vertical and our home services client vertical. All remaining businesses that are not significant enough for separate reporting are included in other revenue. Our revenue recognized during the three months ended September 30, 2020 also included the revenue generated from our former education client vertical, which was divested in the first quarter of fiscal year 2021.

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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of September 30, 2021; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

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

For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2021		2020
	(In thousands, except percentages)
Net revenue	$159,608	100.0%	$139,269	100.0%
Cost of revenue (1)	141,505	88.7	122,231	87.8
Gross profit	18,103	11.3	17,038	12.2
Operating expenses: (1)
Product development	4,625	2.9	4,891	3.5
Sales and marketing	2,906	1.8	2,643	1.9
General and administrative	6,634	4.1	6,581	4.7
Operating income	3,938	2.5	2,923	2.1
Interest income	—	—	22	—
Interest expense	(273)	(0.2)	(339)	(0.2)
Other income, net	4	—	16,689	12.0
Income before income taxes	3,669	2.3	19,295	13.9
Provision for income taxes	(576)	(0.4)	(4,614)	(3.4)
Net income	$3,093	1.9%	$14,681	10.5%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$1,821	1.1%	$2,201	1.6%
Product development	606	0.4	549	0.4
Sales and marketing	732	0.5	547	0.4
General and administrative	1,747	1.1	1,483	1.1

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2021	2020	% Change
	(In thousands)
Net revenue	$159,608	$139,269	15%
Cost of revenue	141,505	122,231	16%
Gross profit	$18,103	$17,038	6%

Net Revenue

Net revenue increased by $20.3 million, or 15%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Revenue from our financial services client vertical increased by $23.7 million, or 25%, primarily due to our enhanced product set and data analytics that enabled access to more media and an increase in client budgets in our insurance business, as well as some economic recovery from the impact of the COVID-19 pandemic in our credit-driven businesses. Revenue from our home services client vertical increased by $6.5 million, or 19%, primarily as a result of increased client budgets and successful integration of the Modernize acquisition. Other revenue, which primarily includes performance marketing agency and technology services, contributed $1.7 million of revenue for the three months ended September 30, 2021. The divestiture of our former education client vertical, completed in the first quarter of fiscal year 2021, resulted in a decrease in revenue by $11.6 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $19.3 million, or 16%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by increased media and marketing costs of $19.7 million associated with higher revenue volumes, offset by decreased personnel costs including stock-based compensation expense of $0.6 million. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 11% and 12% for the three months ended September 30, 2021 and 2020. The decrease in gross profit margin was primarily attributable to increased media and marketing costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2021	2020	% Change
	(In thousands)
Product development	$4,625	$4,891	(5%)
Sales and marketing	2,906	2,643	10%
General and administrative	6,634	6,581	1%
Operating expenses	$14,165	$14,115	—

Product Development Expenses

Product development expenses decreased by $0.3 million, or 5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to decreased personnel costs of $0.4 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.3 million, or 10%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increased personnel costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, or 1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Provision for Income Taxes

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Provision for income taxes	$(576)	$(4,614)

As of September 30, 2021, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable.

We recorded a provision for income taxes of $0.6 million and $4.6 million for the three months ended September 30, 2021 and 2020.

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $105.9 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$5,753	$17,558
Net cash used in investing activities	(1,374)	(20,707)
Net cash used in financing activities	(8,764)	(2,055)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, stock-based compensation expense, gains and losses on divestitures of businesses, and changes in working capital components.

Cash provided by operating activities was $5.8 million for the three months ended September 30, 2021, compared to cash provided by operating activities of $17.6 million for the three months ended September 30, 2020.

Cash provided by operating activities for the three months ended September 30, 2021 consisted of a net income of $3.1 million, non-cash adjustments of $9.7 million, offset by a net decrease in cash from changes in working capital of $7.1 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $4.9 million, depreciation and amortization expense of $4.2 million, and a decrease in deferred tax assets of $0.6 million primarily due to provision for income taxes for the first quarter of fiscal year 2022. The changes in working capital accounts were primarily attributable to a decrease in accrued liabilities of $9.0 million and an increase in accounts receivable of $0.7 million, offset by an increase in accounts payable of $3.2 million. The decrease in accrued liabilities and increase in accounts payable were due to the timing of payments. The increase in accounts receivable was due to the timing of receipts.

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

Cash used in investing activities was $1.4 million for the three months ended September 30, 2021, compared to cash used in investing activities of $20.7 million for the three months ended September 30, 2020.

Cash used in investing activities in the three months ended September 30, 2021 was due to internal software development costs of $1.0 million and capital expenditures of $0.4 million.

Cash used in investing activities in the three months ended September 30, 2020 was primarily due to $43.9 million cash paid at the closing of the Modernize acquisition, net of cash acquired of $3.6 million, and capital expenditures and internal software development costs of $1.1 million, offset by $20.0 million cash received from the divestiture of our former education client vertical completed in the first quarter of fiscal year 2021, and $0.7 million cash received from the divestiture of our B2B client vertical completed in the third quarter of fiscal year 2020.

Financing Activities

Cash flows from financing activities generally include post-closing payments related to our acquisitions, withholding taxes related to the release of restricted stock, net of share settlement, and proceeds from the exercise of stock options.

Cash used in financing activities was $8.8 million for the three months ended September 30, 2021, compared to cash used in financing activities of $2.1 million for the three months ended September 30, 2020.

Cash used in financing activities in the three months ended September 30, 2021 was due to payment of post-closing payments related to acquisitions of $5.3 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $3.8 million, offset by proceeds from the exercise of stock options of $0.4 million.

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

Contractual Obligations

Our contractual obligations primarily consist of operating leases, post-closing payments and contingent consideration payments recognized from the acquisitions completed in fiscal year 2021 and fiscal year 2019. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•

We are exposed to online security risks particularly given that we gather, transmit and store personally identifiable information. If we fail to maintain adequate reasonable safeguards to protect the security, confidentiality and integrity of personally identifiable information including failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized access to or accidental disclosure of confidential or proprietary data in our network systems, including via ransomware attacks, may cause us to incur significant expenses and may negatively affect our reputation and business.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 15% of our net revenue for the three months ended September 30, 2021. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We are exposed to online data privacy and security risks particularly given that we gather, transmit and store personally identifiable information. If we fail to maintain adequate reasonable safeguards to protect the security, confidentiality and integrity of personally identifiable information including failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized access to or accidental disclosure of confidential or proprietary data in our network systems, including via ransomware attacks, may cause us to incur significant expenses and may negatively affect our reputation and business.

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such that electronic or physical computer break-ins, cyber-attacks, malware, ransomware, viruses, social engineering (including phishing attacks), fraud, employee error and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. In addition, the increased use of mobile devices increases the risk of unintentional disclosure of data including personally identifiable information. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

We have experienced growth in our operations and operating locations during certain periods of our history. This growth has placed, and any future growth may continue to place, significant demands on our management and our operational and financial infrastructure. Growth, if any, may make it more difficult for us to accomplish the following:

•

successfully scaling our technology to accommodate a larger business and integrate acquisitions, including our acquisitions of Modernize, Mayo Labs and FCE completed in fiscal year 2021, and the acquisitions of AmOne, CCM and MBT completed in fiscal year 2019;

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

Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if users or clients perceive our systems to be unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, cyber-attacks, computer viruses or other attempts to harm our systems, and similar events. If the third-party data centers that we utilize were to experience a major power outage, we would have to rely on their back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Furthermore, we do not currently have backup generators at our Foster City, California headquarters. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results of operations for the period of time in which any disruption of utility services to us occurs.

We use two third-party colocation data centers; one in San Francisco, California and the other in Las Vegas, Nevada. We have implemented this infrastructure to minimize the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control at any single location; however, these services may fail or may not be adequate to prevent losses.

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

As of September 30, 2021, our directors and executive officers, together with their affiliates, beneficially or otherwise owned approximately 7% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership may have the effect of:

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

Our board of directors has authorized a stock repurchase program allowing us to repurchase up to 966,000 outstanding shares of our common stock that commenced in October 2017. As of September 30, 2021, the number of shares that remains available for repurchase pursuant to our stock repurchase program is 903,636 shares. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and does not have an expiration date. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of September 30, 2021, the maximum number of shares that may yet be repurchased under the stock repurchase program is 903,636 shares. No repurchases have been made under this stock repurchase program during the first quarter of fiscal year 2022. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

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
Date: November 4, 2021