Form 10-Q
period 2021-12-31
QUINSTREET, INC
filed 2022-02-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Number of shares of common stock outstanding as of February 2, 2022: 54,553,435

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$115,035	$110,318
Accounts receivable, net of allowances and reserves of $1,392 and $1,010 as of December 31, 2021 and June 30, 2021, respectively	64,175	87,928
Prepaid expenses and other assets	5,800	7,930
Total current assets	185,010	206,176
Property and equipment, net	8,469	6,849
Operating lease right-of-use assets	9,073	10,983
Goodwill	119,589	117,833
Other intangible assets, net	54,324	59,177
Deferred tax assets, noncurrent	44,997	43,336
Other assets, noncurrent	6,129	5,161
Total assets	$427,591	$449,515

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,139	$45,231
Accrued liabilities	42,174	57,650
Deferred revenue	36	33
Other liabilities	15,307	12,697
Total current liabilities	96,656	115,611
Operating lease liabilities, noncurrent	6,375	8,545
Other liabilities, noncurrent	25,915	30,211
Total liabilities	128,946	154,367
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 54,546,131 and 53,786,363 shares issued and outstanding as of December 31, 2021 and June 30, 2021	55	54
Additional paid-in capital	326,346	320,315
Accumulated other comprehensive loss	(255)	(255)
Accumulated deficit	(27,501)	(24,966)
Total stockholders' equity	298,645	295,148
Total liabilities and stockholders' equity	$427,591	$449,515

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net revenue	$125,331	$134,968	$284,939	$274,237
Cost of revenue (1)	115,554	120,437	257,059	242,668
Gross profit	9,777	14,531	27,880	31,569
Operating expenses: (1)
Product development	4,861	4,980	9,486	9,871
Sales and marketing	2,834	2,892	5,740	5,535
General and administrative	9,635	6,890	16,269	13,471
Operating (loss) income	(7,553)	(231)	(3,615)	2,692
Interest income	—	12	—	34
Interest expense	(267)	(307)	(540)	(646)
Other income, net	2	34	6	16,723
(Loss) income before income taxes	(7,818)	(492)	(4,149)	18,803
Benefit from (provision for) income taxes	2,190	958	1,614	(3,656)
Net (loss) income	$(5,628)	$466	$(2,535)	$15,147
Net (loss) income per share:
Basic	$(0.10)	$0.01	$(0.05)	$0.29
Diluted	$(0.10)	$0.01	$(0.05)	$0.28
Weighted-average shares used in computing net (loss) income per share:
Basic	54,384	53,055	54,189	52,774
Diluted	54,384	55,163	54,189	54,716

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,267	$2,544	$4,088	$4,745
Product development	688	643	1,294	1,192
Sales and marketing	727	765	1,459	1,312
General and administrative	1,891	1,603	3,638	3,086

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net (loss) income	$(5,628)	$466	$(2,535)	$15,147
Other comprehensive loss:
Foreign currency translation adjustment	—	(15)	—	(53)
Total other comprehensive loss	—	(15)	—	(53)
Comprehensive (loss) income	$(5,628)	$451	$(2,535)	$15,094

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2021	54,208,614	$54	$321,769	$(255)	$(21,873)	$299,695
Issuance of common stock upon exercise of stock options	153,445	—	645	—	—	645
Release of restricted stock, net of share settlement	184,072	1	(1)	—	—	—
Stock-based compensation expense	—	—	5,587	—	—	5,587
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,654)	—	—	(1,654)
Net loss	—	—	—	—	(5,628)	(5,628)
Other comprehensive income	—	—	—	—	—	—
Balances at December 31, 2021	54,546,131	$55	$326,346	$(255)	$(27,501)	$298,645

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2020	52,773,842	$53	$307,350	$(275)	$(33,840)	$273,288
Issuance of common stock upon exercise of stock options	299,168	—	1,802	—	—	1,802
Release of restricted stock, net of share settlement	186,509	—	—	—	—	—
Stock-based compensation expense	—	—	5,571	—	—	5,571
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,706)	—	—	(1,706)
Net income	—	—	—	—	466	466
Other comprehensive loss	—	—	—	(15)	—	(15)
Balances at December 31, 2020	53,259,519	$53	$313,017	$(290)	$(33,374)	$279,406

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2021	53,786,363	$54	$320,315	$(255)	$(24,966)	$295,148
Issuance of common stock upon exercise of stock options	245,649	—	1,040	—	—	1,040
Release of restricted stock, net of share settlement	514,119	1	(1)	—	—	—
Stock-based compensation expense	—	—	10,493	—	—	10,493
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(5,501)	—	—	(5,501)
Net loss	—	—	—	—	(2,535)	(2,535)
Other comprehensive income	—	—	—	—	—	—
Balances at December 31, 2021	54,546,131	$55	$326,346	$(255)	$(27,501)	$298,645

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2020	52,209,813	$52	$304,650	$(237)	$(48,521)	$255,944
Issuance of common stock upon exercise of stock options	485,025	—	2,580	—	—	2,580
Release of restricted stock, net of share settlement	564,681	1	(1)	—	—	—
Stock-based compensation expense	—	—	10,368	—	—	10,368
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(4,580)	—	—	(4,580)
Net income	—	—	—	—	15,147	15,147
Other comprehensive loss	—	—	—	(53)	—	(53)
Balances at December 31, 2020	53,259,519	$53	$313,017	$(290)	$(33,374)	$279,406

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities
Net (loss) income	$(2,535)	$15,147
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,413	8,136
Provision for (benefit from) sales returns and doubtful accounts receivable	410	(107)
Stock-based compensation	10,479	10,335
Change in the fair value of contingent consideration	2,698	—
Non-cash lease expense	(480)	(364)
Deferred income taxes	(1,615)	3,506
Gain on divestitures of businesses, net	—	(16,615)
Other adjustments, net	233	380
Changes in assets and liabilities:
Accounts receivable	23,344	(3,159)
Prepaid expenses and other assets	1,158	6,082
Accounts payable	(6,911)	(997)
Accrued liabilities	(15,510)	712
Deferred revenue	3	81
Net cash provided by operating activities	19,687	23,137
Cash Flows from Investing Activities
Capital expenditures	(720)	(1,041)
Internal software development costs	(2,259)	(1,399)
Business acquisitions, net of cash acquired	(1,000)	(40,304)
Proceeds from divestitures of businesses, net of cash divested	—	21,460
Purchases of equity investment	—	(2,000)
Net cash used in investing activities	(3,979)	(23,284)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,044	2,958
Payment of withholding taxes related to release of restricted stock, net of share settlement	(5,501)	(4,580)
Post-closing payments and contingent consideration related to acquisitions	(6,520)	(3,020)
Net cash used in financing activities	(10,977)	(4,642)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(73)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,717	(4,862)
Cash, cash equivalents and restricted cash at beginning of period	110,333	107,523
Cash, cash equivalents and restricted cash at end of period	$115,050	$102,661
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$115,035	$102,647
Restricted cash included in other assets, noncurrent	15	14
Total cash, cash equivalents and restricted cash	$115,050	$102,661
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$139	$96
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,361	480
Post-closing payments unpaid at acquisition date (see Note 7)	1,856	26,855

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2021 and for the three and six months ended December 31, 2021 and 2020 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 26, 2021. The condensed consolidated balance sheet at June 30, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at December 31, 2021, its condensed consolidated statements of stockholders’ equity, operations and comprehensive (loss) income for the three and six months ended December 31, 2021 and 2020 and condensed consolidated statements of cash flows for the six months ended December 31, 2021 and 2020. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to our significant accounting policies as of and for the six months ended December 31, 2021.

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

The allowance for credit losses on accounts receivable was $0.1 million as of both December 31, 2021 and June 30, 2021. The revenue reserve was $1.3 million and $0.9 million as of December 31, 2021 and June 30, 2021, respectively. The total allowance for credit losses and revenue reserve was $1.4 million and $1.0 million as of December 31, 2021 and June 30, 2021, respectively.

Concentrations of Credit Risk

The Company had one client that accounted for 13% and 14% of net revenue for the three and six months ended December 31, 2021, and 24% and 25% of net revenue for the three and six months ended December 31, 2020. That same client accounted for 10% of net accounts receivable as of June 30, 2021. One additional client accounted for 15% of net accounts receivable as of June 30, 2021. No other clients accounted for 10% or more of net revenue for the three and six months ended December 31, 2021 or 2020 or 10% or more of net accounts receivable as of December 31, 2021 or June 30, 2021.

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

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The new guidance is effective for the Company in the first quarter of fiscal year 2024 on a prospective basis, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on the consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net revenue:
Financial Services	$90,158	$104,154	$208,070	$198,367
Home Services	33,820	29,190	73,806	62,563
Other Revenue	1,353	1,624	3,063	1,720
Divested Business (1)	—	—	—	11,587
Total net revenue	$125,331	$134,968	$284,939	$274,237

(1)	Represents revenue recognized from the former education client vertical, which was divested in the first quarter of fiscal year 2021. See Note 6, Divestitures, for more information.

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	December 31,	June 30,
	2021	2021
Deferred revenue	$36	$33
Client deposits	915	870
Total	$951	$903

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the six months ended December 31, 2021 related to advance consideration received from clients of $2.1 million, offset by revenue recognized of $2.0 million.

4. Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(5,628)	$466	$(2,535)	$15,147
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net (loss) income per share	54,384	53,055	54,189	52,774
Diluted:
Weighted-average shares of common stock used in computing basic net (loss) income per share	54,384	53,055	54,189	52,774
Weighted-average effect of dilutive securities:
Stock options	—	845	—	862
Restricted stock units	—	1,263	—	1,080
Weighted-average shares of common stock used in computing diluted net (loss) income per share	54,384	55,163	54,189	54,716
Net (loss) income per share:
Basic	$(0.10)	$0.01	$(0.05)	$0.29
Diluted (1)	$(0.10)	$0.01	$(0.05)	$0.28
Securities excluded from weighted-average shares used in computing diluted net (loss) income per share because the effect would have been anti-dilutive (2)	851	6	3,703	96

(1)

Diluted net loss per share for the three and six months ended December 31, 2021 does not reflect any potential common stock relating to stock options or restricted stock units due to net losses incurred. The assumed issuance of any additional shares would be anti-dilutive.

(2)	These weighted shares relate to anti-dilutive stock options and restricted stock units as calculated using the treasury stock method and could be dilutive in the future

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31, 2021				June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,670	$—	$—	$1,670	$1,670	$—	$—	$1,670
Total	$1,670	$—	$—	$1,670	$1,670	$—	$—	$1,670
Liabilities:
Post-closing payments related to acquisitions	$—	$30,912	$—	$30,912	$—	$34,954	$—	$34,954
Contingent consideration related to acquisitions	—	—	7,741	7,741	—	—	5,432	5,432
Total	$—	$30,912	$7,741	$38,653	$—	$34,954	$5,432	$40,386

Reported as:
Cash and cash equivalents				$1,670				$1,670
Other Liabilities:
Current				$15,307				$12,697
Noncurrent				23,346				27,689
Total				$38,653				$40,386

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets and are classified as Level 1 within the fair value hierarchy.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to an immaterial acquisition completed in the second quarter of fiscal year 2022, and the acquisitions of Modernize, Inc. (“Modernize”), FC Ecosystem, LLC (“FCE”), Mayo Labs, LLC (“Mayo Labs”) and CloudControlMedia, LLC (“CCM”) completed in the past three fiscal years. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 7, Acquisitions, for further details related to the acquisitions.

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

The Company reassesses the estimated fair value of the contingent consideration at the end of each reporting period based on the information available at the time. As of December 31, 2021, FCE's actual performance in revenue and margin targets exceeded the Company’s original estimates as of the acquisition date. As a result, in the second quarter of fiscal year 2022, the Company recorded an expense of $2.7 million within general and administrative expenses on the Company’s condensed consolidated statements of operations, due to the change in estimated fair value of the contingent consideration.

The following table represents the changes in the contingent consideration during the three and six months ended December 31, 2021 (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2021	December 31, 2021
Balance at the beginning of period	$5,432	$5,432
Changes in fair value during the period	2,698	2,698
Payments made during the period	(389)	(389)
Balance at the end of period	$7,741	$7,741

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

Other

In the third quarter of fiscal year 2021, the Company completed the acquisition of certain assets of Mayo Labs, LLC, a performance marketing services company serving the financial services client vertical. The Company paid $2.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment payable twelve months following the date of closing.

In the second quarter of fiscal year 2022, the Company completed an immaterial acquisition within the home services client vertical. The Company paid $1.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment payable twelve months following the date of closing.

The results of these acquisitions have been included in the Company’s results of operations since their respective acquisition dates, which were not considered material to the Company.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net revenue	$134,968	$136,079	$277,271	$281,412
Net income	792	2,804	16,570	5,410

The pro forma financial information for the three and six months ended December 31, 2020 includes the elimination of $326 thousand and $496 thousand of nonrecurring acquisition costs incurred by the Company that are directly related to the acquisitions, and these costs have been reflected in the fiscal year 2020 financial information.

8. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2021 were as follows (in thousands):

Goodwill
Balance as of June 30, 2021	$117,833
Goodwill acquired (1)	1,756
Balance as of December 31, 2021	$119,589

(1)	Represents goodwill acquired associated with an immaterial acquisition completed in the second quarter of fiscal year 2022.

There were no impairments to goodwill during the six months ended December 31, 2021.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2021			June 30, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$90,830	$(48,069)	$42,761	$90,830	$(43,485)	$47,345
Content	43,056	(43,056)	—	43,056	(42,790)	266
Website/trade/domain names	25,102	(18,577)	6,525	25,102	(18,303)	6,799
Acquired technology and others	34,934	(29,896)	5,038	33,834	(29,067)	4,767
Total	$193,922	$(139,598)	$54,324	$192,822	$(133,645)	$59,177

Amortization of intangible assets was $2.9 million and $6.0 million for the three and six months ended December 31, 2021, and $2.9 million and $6.1 million for the three and six months ended December 31, 2020.

Future amortization expense for the Company’s intangible assets as of December 31, 2021 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2022 (remaining six months)	$5,599
2023	10,865
2024	9,970
2025	7,805
2026	5,197
Thereafter	14,888
Total	$54,324

9. Income Taxes

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of December 31, 2021, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

Additionally, in the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $2.2 million and $1.6 million for the three and six months ended December 31, 2021, and a benefit from income taxes of $1.0 million and a provision for income taxes of $3.7 million for the three and six months ended December 31, 2020. The change from an income tax provision to an income tax benefit was primarily due to the changes in the amount of pre-tax income or loss and the Company’s estimated annual effective tax rate.

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

The components of lease expense for the three and six months ended December 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating lease expense	$1,278	$1,320	$2,579	$2,628
Short-term lease expense	157	201	326	454
Variable lease expense (1)	174	138	295	286
Total lease expense	$1,609	$1,659	$3,200	$3,368

(1)	Variable lease expense for the three and six months ended December 31, 2021 and 2020 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Six Months Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,114	$3,021

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$564	$6,247

Weighted average remaining lease term - operating leases	2.3 years	3.1 years
Weighted average discount rate - operating leases	5.0%	5.0%

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

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022 (remaining six months)	$3,111
2023	5,875
2024	3,818
2025	882
2026	73
Total minimum lease payments	13,759
Less imputed interest	(2,000)
Present value of net minimum lease payments	$11,759
Operating lease liabilities:
Current	$5,384
Noncurrent	6,375
Total	$11,759

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.5 million as of December 31, 2021, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

11. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2021 and June 30, 2021.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2021 and June 30, 2021.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.

12. Stock Benefit Plans

Stock Incentive Plans

The Company may grant nonstatutory stock options (“NQSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance-based stock awards, and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and RSUs to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”). Prior to fiscal year 2016, the Company granted RSUs with a service condition (“service-based RSUs”). In fiscal year 2016, the Company also began granting to employees RSUs with a market condition (“market-based RSUs”) that requires the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In fiscal year 2019, the Company began granting to employees RSUs with a performance condition (“performance-based RSUs”) that vest variably subject to the achievement of certain revenue growth and adjusted EBITDA targets (“performance targets”). The Company evaluates the portion of the awards that are probable to vest quarterly until the performance targets are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs and performance-based RSUs under its stock incentive plans. As of December 31, 2021, 23,125,612 shares were reserved and 13,406,405 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,166,753 shares were available for issuance under the Directors’ Plan.

In the second quarter of fiscal year 2022, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with the first offering period commencing on February 25, 2022. The Company has reserved 2,164,999 shares of common stock for future issuance under the 2021 ESPP. As of December 31, 2021, the Company has not issued any shares of common stock under the 2021 ESPP.

Stock-Based Compensation

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.

The weighted-average Black-Scholes model assumptions for the three and six months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Expected term (in years)	3.5	3.5	4.5	4.4
Expected volatility	55%	63%	58%	62%
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.7%	0.2%	0.8%	0.3%
Grant date fair value	$6.38	$7.66	$8.56	$5.88

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net revenue:
United States	$119,154	$132,358	$273,642	$268,771
International	6,177	2,610	11,297	5,466
Total net revenue	$125,331	$134,968	$284,939	$274,237

	December 31,	June 30,
	2021	2021
Property and equipment, net:
United States	$8,233	$6,672
International	236	177
Total property and equipment, net	$8,469	$6,849

	December 31,	June 30,
	2021	2021
Other intangible assets, net:
United States	$54,324	$59,177
International	—	—
Total other intangible assets, net	$54,324	$59,177

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

Our financial services client vertical represented 72% and 73% of net revenue for the three and six months ended December 31, 2021 and 77% and 72% of net revenue for the three and six months ended December 31, 2020. Our home services client vertical represented 27% and 26% of net revenue for the three and six months ended December 31, 2021 and 22% and 23% of net revenue for the three and six months ended December 31, 2020. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for both the three and six months ended December 31, 2021 and 2020. In addition, revenue recognized from our former education client vertical represented 0% and 4% of net revenue for the three and six months ended December 31, 2020. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 13% and 14% of our net revenue for the three and six months ended December 31, 2021 and 24% and 25% of our net revenue for the three and six months ended December 31, 2020. No other client accounted for 10% or more of our net revenue for the three and six months ended December 31, 2021 and 2020.

Trends Affecting our Business

COVID-19

We continue to monitor the impacts from the COVID-19 pandemic that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. For example, within our financial services client vertical, certain credit-driven lines of business, such as personal loans and credit cards, have seen and may continue to see reductions in near-term demand for our services due to weakening economic and employment conditions, and the uncertainty over the length and depth of the economic downturn. While we experienced growth in our credit-driven businesses, forecasting the timeline for full recovery still remains challenging. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; business and individuals' actions in response to the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the development, efficacy and distribution of vaccines for COVID-19; and the impact on economic activity including the length and depth of the economic downturn or financial market instability. These factors may adversely impact consumer, business, and government spending as well as our clients' ability to pay for our services on an ongoing basis. While there is optimism that the pandemic will come to an end with the development and prevalence of vaccines, there are still significant uncertainties. For example, the resurgence of cases due to emergence and persistency of new variants to COVID-19 and the economic impact due to varying levels of restrictions imposed by each state in the United States. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

Seasonality

Our results are subject to significant fluctuation as a result of seasonality. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. In our second fiscal quarters, there is generally lower availability of media during the holiday period on a cost-effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better media availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31.

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

Basis of Presentation

Net Revenue

Our business generates revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We deliver targeted and measurable results through a vertical focus, which includes our financial services client vertical and our home services client vertical. All remaining businesses that are not significant enough for separate reporting are included in other revenue. Our revenue recognized during the six months ended December 31, 2020 also included the revenue generated from our former education client vertical, which was divested in the first quarter of fiscal year 2021.

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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of December 31, 2021; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$125,331	100.0%	$134,968	100.0%	$284,939	100.0%	$274,237	100.0%
Cost of revenue (1)	115,554	92.2	120,437	89.2	257,059	90.2	242,668	88.5
Gross profit	9,777	7.8	14,531	10.8	27,880	9.8	31,569	11.5
Operating expenses: (1)
Product development	4,861	3.8	4,980	3.7	9,486	3.4	9,871	3.6
Sales and marketing	2,834	2.3	2,892	2.1	5,740	2.0	5,535	2.0
General and administrative	9,635	7.7	6,890	5.2	16,269	5.7	13,471	4.9
Operating (loss) income	(7,553)	(6.0)	(231)	(0.2)	(3,615)	(1.3)	2,692	1.0
Interest income	—	—	12	—	—	—	34	—
Interest expense	(267)	(0.2)	(307)	(0.2)	(540)	(0.2)	(646)	(0.2)
Other income, net	2	—	34	—	6	—	16,723	6.1
(Loss) income before income taxes	(7,818)	(6.2)	(492)	(0.4)	(4,149)	(1.5)	18,803	6.9
Benefit from (provision for) income taxes	2,190	1.7	958	0.7	1,614	0.6	(3,656)	(1.4)
Net (loss) income	$(5,628)	(4.5)%	$466	0.3%	$(2,535)	(0.9)%	$15,147	5.5%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,267	1.8%	$2,544	1.9%	$4,088	1.4%	$4,745	1.7%
Product development	688	0.5	643	0.5	1,294	0.5	1,192	0.4
Sales and marketing	727	0.6	765	0.6	1,459	0.5	1,312	0.5
General and administrative	1,891	1.5	1,603	1.2	3,638	1.3	3,086	1.1

Gross Profit

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2021	2020	2021	2020	% Change	% Change
	(In thousands)
Net revenue	$125,331	$134,968	$284,939	$274,237	(7%)	4%
Cost of revenue	115,554	120,437	257,059	242,668	(4%)	6%
Gross profit	$9,777	$14,531	$27,880	$31,569	(33%)	(12%)

Net Revenue

Net revenue decreased by $9.6 million, or 7%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Revenue from our financial services client vertical decreased by $14.0 million, or 13%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by higher incident rates and weather-related catastrophes. This is offset by an increase in revenue in our credit-driven businesses due to some economic recovery from the impact of the COVID-19 pandemic. Revenue from our home services client vertical increased by $4.6 million, or 16%, primarily as a result of increased client budgets and successful integration of the Modernize acquisition. Other revenue, which primarily includes performance marketing agency and technology services, contributed $1.4 million of revenue for the three months ended December 31, 2021, as compared to $1.6 million of revenue for the three months ended December 31, 2020.

Net revenue increased by $10.7 million, or 4%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. Revenue from our home services client vertical increased by $11.2 million, or 18%, primarily as a result of increased client budgets and successful integration of the Modernize acquisition. Revenue from our financial services client vertical increased by $9.7 million, or 5%, primarily due to an increase in revenue in our credit-driven businesses due to some economic recovery from the impact of the COVID-19 pandemic. This is offset by a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by higher incident rates and weather-related catastrophes. Other revenue, which primarily includes performance marketing agency and technology services, contributed $3.1 million of revenue for the six months ended December 31, 2021, as compared to $1.7 million of revenue for the six months ended December 31, 2020. The divestiture of our former education client vertical, completed in the first quarter of fiscal year 2021, resulted in a decrease in revenue by $11.6 million for the six months ended December 31, 2021, as compared to the six months ended December 31, 2020.

Cost of Revenue and Gross Profit Margin

Cost of revenue decreased by $4.9 million, or 4%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily driven by decreased media and marketing costs of $5.5 million associated with lower revenue volumes, offset by increased personnel costs of $0.3 million and increased amortization of intangible assets of $0.2 million. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 8% and 11% for the three months ended December 31, 2021 and 2020. The decrease in gross profit margin was primarily attributable to increased media and marketing costs, personnel costs, and depreciation and amortization expense as a percentage of revenue.

Cost of revenue increased by $14.4 million, or 6%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily driven by increased media and marketing costs of $14.2 million associated with higher revenue volumes. Gross profit margin was 10% and 12% for the six months ended December 31, 2021 and 2020. The decrease in gross profit margin was primarily attributable to increased media and marketing costs, personnel costs, and depreciation and amortization expense as a percentage of revenue.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2021	2020	2021	2020	% Change	% Change
	(In thousands)
Product development	$4,861	$4,980	$9,486	$9,871	(2%)	(4%)
Sales and marketing	2,834	2,892	5,740	5,535	(2%)	4%
General and administrative	9,635	6,890	16,269	13,471	40%	21%
Operating expenses	$17,330	$14,762	$31,495	$28,877	17%	9%

Product Development Expenses

Product development expenses were approximately flat for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Product development expenses decreased by $0.4 million, or 4%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to decreased personnel costs of $0.6 million related to decreased incentive compensation associated with the lower achievement of performance objectives.

Sales and Marketing Expenses

Sales and marketing expenses were approximately flat for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Sales and marketing expenses were approximately flat for the six months ended December 31, 2021 compared to the six months ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million, or 40%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to an adjustment to contingent consideration of $2.7 million recorded in the second quarter of fiscal year 2022.

General and administrative expenses increased by $2.8 million, or 21%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to an adjustment to contingent consideration of $2.7 million recorded in the second quarter of fiscal year 2022.

Benefit from (Provision for) Income Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands)
Benefit from (provision for) income taxes	$2,190	$958	$1,614	$(3,656)

As of December 31, 2021, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable.

We recorded a benefit from income taxes of $2.2 million and $1.6 million for the three and six months ended December 31, 2021 and a benefit from income taxes of $1.0 million and a provision for income taxes of $3.7 million for the three and six months ended December 31, 2020. The change from an income tax provision to an income tax benefit was primarily due to the changes in the amount of pre-tax income or loss and the Company’s estimated annual effective tax rate.

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $115.0 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs and acquisitions from time to time. Our acquisitions also may have deferred purchase price components and contingent consideration which requires us to make a series of payments following the acquisition closing date. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions including the impact of COVID-19, and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$19,687	$23,137
Net cash used in investing activities	(3,979)	(23,284)
Net cash used in financing activities	(10,977)	(4,642)

Operating Activities

Cash flows from operating activities are primarily the result of our net (loss) income adjusted for depreciation and amortization, stock-based compensation expense, gains and losses on divestitures of businesses, and changes in working capital components.

Cash provided by operating activities was $19.7 million for the six months ended December 31, 2021, compared to cash provided by operating activities of $23.1 million for the six months ended December 31, 2020.

Cash provided by operating activities for the six months ended December 31, 2021 consisted of a net loss of $2.5 million, offset by non-cash adjustments of $20.1 million and a net increase in cash from changes in working capital of $2.1 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $10.5 million, depreciation and amortization expense of $8.4 million, an adjustment to contingent consideration of $2.7 million, and an increase in deferred tax assets of $1.6 million due to benefit from income taxes recorded for the first two quarters of fiscal year 2022. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $23.3 million, offset by a decrease in accrued liabilities of $15.5 million and a decrease in accounts payable of $6.9 million. The decreases in accounts receivable, accrued liabilities and accounts payable were primarily due to lower revenue levels in the two months ended December 31, 2021 as compared to the two months ended December 31, 2020, and the timing of receipts and payments.

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

Cash used in investing activities was $4.0 million for the six months ended December 31, 2021, compared to cash used in investing activities of $23.3 million for the six months ended December 31, 2020.

Cash used in investing activities in the six months ended December 31, 2021 was due to capital expenditures and internal software development costs of $3.0 million, and $1.0 million cash paid at the closing of an immaterial acquisition completed in the second quarter of fiscal year 2022.

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

Cash used in financing activities was $11.0 million for the six months ended December 31, 2021, compared to cash used in financing activities of $4.6 million for the six months ended December 31, 2020.

Cash used in financing activities in the six months ended December 31, 2021 was due to payment of post-closing payments and contingent consideration related to acquisitions of $6.5 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $5.5 million, offset by proceeds from the exercise of stock options of $1.0 million.

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

Contractual Obligations

Our contractual obligations primarily consist of operating leases, post-closing payments and contingent consideration payments recognized from our acquisitions. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 14% of our net revenue for the six months ended December 31, 2021. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if users or clients perceive our systems to be unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, or other natural disasters, power loss, terrorist attacks, break-ins, hardware or software failures, telecommunications failures, cyber-attacks, computer viruses or other attempts to harm our systems, and similar events. If the third-party data centers that we utilize were to experience a major power outage, we would have to rely on their back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Furthermore, we do not currently have backup generators at our Foster City, California headquarters. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results of operations for the period of time in which any disruption of utility services to us occurs.

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

In addition to other factors that cause our results of operations to fluctuate, results are also subject to significant seasonal fluctuation. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. During that quarter, there is generally lower availability of media during the holiday period on a cost-effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better media availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31. Moreover, our lending clients’ businesses are subject to seasonality. For example, our clients that offer home services products are historically subject to seasonal trends. These trends reflect the general patterns of the home services industry, which typically peak in the spring and summer seasons. Other factors affecting our clients’ businesses include macro factors such as credit availability, the strength of the economy and employment. Any of the foregoing seasonal trends, or the combination of them, may negatively impact our quarterly revenue and results of operations.

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

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and other factors such as:

•	our ability to grow our revenues and adjusted EBITDA margin and to manage any such growth effectively;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements about our revenue, earnings or other financial results, including outlook, that are not in line with analyst expectations;
•	geopolitical and predominantly domestic as well as potentially international economic conditions in addition to public health crises such as the COVID-19 pandemic;
•	our ability to find, develop or retain high quality targeted media on a cost-effective basis;
•	relatively low trading volume in our stock, which creates inherent volatility regardless of factors related to our business performance or prospects;
•	the sale of, or indication of the intent to sell, substantial amounts of our common stock by our directors, officers or substantial shareholders;
•	stock repurchase programs;
•	announcements by us or our competitors of new services, significant contracts, commercial relationships, acquisitions or capital commitments;
•	fluctuations in the stock price and operating results of our competitors or perceived competitors that operate in our industries;
•	our commencement of, involvement in, or a perceived threat of litigation or regulatory enforcement action; and

•	negative publicity about us, our industry, our clients or our clients’ industries.

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

In fiscal years 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no material weaknesses were identified in our internal control over financial reporting as of June 30, 2021, we cannot assure you that we will not in the future identify material weaknesses. In addition, the standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to discover material weaknesses in our internal controls or maintain effective internal controls over financial reporting, our business and reputation may be harmed and our stock price may decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

10.40+	QuinStreet, Inc. 2021 Employee Stock Purchase Plan	S-8	333-260769	99.1	November 4, 2021

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
‡	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: February 9, 2022