Form 10-Q
period 2022-03-31
QUINSTREET, INC
filed 2022-05-06
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares of common stock outstanding as of May 2, 2022: 54,807,079

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$109,463	$110,318
Accounts receivable, net of allowances and reserves of $1,358 and $1,010 as of March 31, 2022 and June 30, 2021, respectively	77,777	87,928
Prepaid expenses and other assets	6,333	7,930
Total current assets	193,573	206,176
Property and equipment, net	8,875	6,849
Operating lease right-of-use assets	7,928	10,983
Goodwill	119,589	117,833
Other intangible assets, net	51,503	59,177
Deferred tax assets, noncurrent	46,225	43,336
Other assets, noncurrent	6,070	5,161
Total assets	$433,763	$449,515

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,667	$45,231
Accrued liabilities	49,241	57,650
Deferred revenue	84	33
Other liabilities	15,278	12,697
Total current liabilities	104,270	115,611
Operating lease liabilities, noncurrent	5,114	8,545
Other liabilities, noncurrent	22,916	30,211
Total liabilities	132,300	154,367
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 54,747,302 and 53,786,363 shares issued and outstanding as of March 31, 2022 and June 30, 2021	55	54
Additional paid-in capital	326,935	320,315
Accumulated other comprehensive loss	(256)	(255)
Accumulated deficit	(25,271)	(24,966)
Total stockholders' equity	301,463	295,148
Total liabilities and stockholders' equity	$433,763	$449,515

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenue	$150,658	$153,052	$435,597	$427,289
Cost of revenue (1)	136,567	132,665	393,626	375,334
Gross profit	14,091	20,387	41,971	51,955
Operating expenses: (1)
Product development	5,509	4,905	14,995	14,776
Sales and marketing	2,033	2,768	7,773	8,303
General and administrative	5,489	6,460	21,758	19,931
Operating income (loss)	1,060	6,254	(2,555)	8,945
Interest income	7	5	7	40
Interest expense	(277)	(301)	(817)	(947)
Other income (expense), net	45	(28)	51	16,695
Income (loss) before income taxes	835	5,930	(3,314)	24,733
Benefit from (provision for) income taxes	1,395	(893)	3,009	(4,549)
Net income (loss)	$2,230	$5,037	$(305)	$20,184
Net income (loss) per share:
Basic	$0.04	$0.09	$(0.01)	$0.38
Diluted	$0.04	$0.09	$(0.01)	$0.37
Weighted-average shares used in computing net income (loss) per share:
Basic	54,645	53,427	54,339	52,988
Diluted	55,536	55,623	54,339	55,015

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$491	$2,261	$4,579	$7,006
Product development	203	576	1,497	1,768
Sales and marketing	18	584	1,477	1,896
General and administrative	699	1,435	4,337	4,521

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income (loss)	$2,230	$5,037	$(305)	$20,184
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1)	8	(1)	(45)
Total other comprehensive (loss) income	(1)	8	(1)	(45)
Comprehensive income (loss)	$2,229	$5,045	$(306)	$20,139

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	54,546,131	$55	$326,346	$(255)	$(27,501)	$298,645
Issuance of common stock upon exercise of stock options	52,597	—	230	—	—	230
Release of restricted stock, net of share settlement	148,574	—	—	—	—	—
Stock-based compensation expense	—	—	1,424	—	—	1,424
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,065)	—	—	(1,065)
Net income	—	—	—	—	2,230	2,230
Other comprehensive loss	—	—	—	(1)	—	(1)
Balances at March 31, 2022	54,747,302	$55	$326,935	$(256)	$(25,271)	$301,463

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	53,259,519	$53	$313,017	$(290)	$(33,374)	$279,406
Issuance of common stock upon exercise of stock options	214,075	1	1,183	—	—	1,184
Release of restricted stock, net of share settlement	138,705	—	—	—	—	—
Stock-based compensation expense	—	—	4,870	—	—	4,870
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(1,938)	—	—	(1,938)
Net income	—	—	—	—	5,037	5,037
Other comprehensive income	—	—	—	8	—	8
Balances at March 31, 2021	53,612,299	$54	$317,132	$(282)	$(28,337)	$288,567

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2021	53,786,363	$54	$320,315	$(255)	$(24,966)	$295,148
Issuance of common stock upon exercise of stock options	298,246	—	1,270	—	—	1,270
Release of restricted stock, net of share settlement	662,693	1	(1)	—	—	—
Stock-based compensation expense	—	—	11,917	—	—	11,917
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(6,566)	—	—	(6,566)
Net loss	—	—	—	—	(305)	(305)
Other comprehensive loss	—	—	—	(1)	—	(1)
Balances at March 31, 2022	54,747,302	$55	$326,935	$(256)	$(25,271)	$301,463

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2020	52,209,813	$52	$304,650	$(237)	$(48,521)	$255,944
Issuance of common stock upon exercise of stock options	699,100	1	3,763	—	—	3,764
Release of restricted stock, net of share settlement	703,386	1	(1)	—	—	—
Stock-based compensation expense	—	—	15,238	—	—	15,238
Withholding taxes related to release of restricted stock, net of share settlement	—	—	(6,518)	—	—	(6,518)
Net income	—	—	—	—	20,184	20,184
Other comprehensive loss	—	—	—	(45)	—	(45)
Balances at March 31, 2021	53,612,299	$54	$317,132	$(282)	$(28,337)	$288,567

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net (loss) income	$(305)	$20,184
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,660	12,010
Provision for (benefit from) sales returns and doubtful accounts receivable	379	(353)
Stock-based compensation	11,890	15,191
Change in the fair value of contingent consideration	2,698	—
Non-cash lease expense	(752)	(578)
Deferred income taxes	(2,819)	4,263
Gain on divestitures of businesses, net	—	(16,615)
Other adjustments, net	356	682
Changes in assets and liabilities:
Accounts receivable	9,770	(14,455)
Prepaid expenses and other assets	685	5,083
Accounts payable	(5,448)	1,013
Accrued liabilities	(8,184)	9,764
Deferred revenue	51	14
Net cash provided by operating activities	20,981	36,203
Cash Flows from Investing Activities
Capital expenditures	(2,376)	(1,367)
Internal software development costs	(3,484)	(2,338)
Business acquisitions, net of cash acquired	(1,000)	(49,304)
Proceeds from divestitures of businesses, net of cash divested	—	21,947
Purchases of equity investment	—	(4,000)
Other investing activities	85	—
Net cash used in investing activities	(6,775)	(35,062)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,273	4,153
Payment of withholding taxes related to release of restricted stock, net of share settlement	(6,566)	(6,518)
Post-closing payments and contingent consideration related to acquisitions	(9,759)	(3,020)
Net cash used in financing activities	(15,052)	(5,385)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(62)
Net decrease in cash, cash equivalents and restricted cash	(855)	(4,306)
Cash, cash equivalents and restricted cash at beginning of period	110,333	107,523
Cash, cash equivalents and restricted cash at end of period	$109,478	$103,217
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$109,463	$103,202
Restricted cash included in other assets, noncurrent	15	15
Total cash, cash equivalents and restricted cash	$109,478	$103,217
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$234	$132
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	327	464
Post-closing payments unpaid at acquisition date (see Note 7)	1,856	32,568
Contingent consideration unpaid at acquisition date (see Note 7)	—	2,926

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2022 and for the three and nine months ended March 31, 2022 and 2021 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 26, 2021. The condensed consolidated balance sheet at June 30, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2022, its condensed consolidated statements of stockholders’ equity, operations and comprehensive income (loss) for the three and nine months ended March 31, 2022 and 2021 and condensed consolidated statements of cash flows for the nine months ended March 31, 2022 and 2021. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2022, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to our significant accounting policies as of and for the nine months ended March 31, 2022.

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

The allowance for credit losses on accounts receivable was $0.1 million as of both March 31, 2022 and June 30, 2021. The revenue reserve was $1.3 million and $0.9 million as of March 31, 2022 and June 30, 2021, respectively. The total allowance for credit losses and revenue reserve was $1.4 million and $1.0 million as of March 31, 2022 and June 30, 2021, respectively.

Concentrations of Credit Risk

The Company had one client that accounted for 19% and 16% of net revenue for the three and nine months ended March 31, 2022, and 26% and 25% of net revenue for the three and nine months ended March 31, 2021. That same client accounted for 10% of net accounts receivable as of June 30, 2021. One additional client accounted for 15% of net accounts receivable as of June 30, 2021. No other clients accounted for 10% or more of net revenue for the three and nine months ended March 31, 2022 or 2021 or 10% or more of net accounts receivable as of March 31, 2022 or June 30, 2021.

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

Stock-Based Compensation

The Company measures and records the expense related to stock-based transactions based on the fair values of stock-based payment awards, as determined on the date of grant. The fair value of restricted stock units with a service condition (“service-based RSU”) is determined based on the closing price of the Company’s common stock on the date of grant. To estimate the fair value of stock options and purchase rights granted under the employee stock purchase plan (“ESPP”), the Company selected the Black-Scholes option pricing model. The fair value of restricted stock units with a service and performance condition (“performance-based RSU”) is determined based on the closing price of the Company’s common stock on the date of grant. Grant date as defined by ASC 718 is determined when the components that comprise the performance targets have been fully established. If a grant date has not been established, the compensation expense associated with the performance-based RSUs is re-measured at each reporting date based on the closing price of the Company’s common stock at each reporting date until the grant date has been established. For restricted stock units with a service and market condition (“market-based RSU”), the Company selected the Monte Carlo simulation model to estimate the fair value on the date of grant. In applying these models, the Company’s determination of the fair value of the award is affected by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the award and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors.

The Company recognizes stock-based compensation expense for options and service-based RSUs using the straight-line method, and for performance-based RSUs and market-based RSUs using the graded vesting method, based on awards ultimately expected to vest. The Company recognizes stock-based compensation expense for the purchase rights granted under the ESPP using the straight-line method over the offering period. The Company estimates future forfeitures at the date of grant. On an annual basis, the Company assesses changes to its estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to the forfeiture rates, if any, is recognized in the period that change is made.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenue:
Financial Services	$108,277	$116,284	$316,347	$314,651
Home Services	40,704	35,037	114,510	97,600
Other Revenue	1,677	1,731	4,740	3,451
Divested Business (1)	—	—	—	11,587
Total net revenue	$150,658	$153,052	$435,597	$427,289

(1)	Represents revenue recognized from the former education client vertical, which was divested in the first quarter of fiscal year 2021. See Note 6, Divestitures, for more information.

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	March 31,	June 30,
	2022	2021
Deferred revenue	$84	$33
Client deposits	940	870
Total	$1,024	$903

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the nine months ended March 31, 2022 related to advance consideration received from clients of $2.8 million, offset by revenue recognized of $2.7 million.

4. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options, unvested restricted stock units, and shares issuable related to the ESPP using the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income (loss)	$2,230	$5,037	$(305)	$20,184
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income (loss) per share	54,645	53,427	54,339	52,988
Diluted:
Weighted-average shares of common stock used in computing basic net income (loss) per share	54,645	53,427	54,339	52,988
Weighted-average effect of dilutive securities:
Stock options	343	764	—	829
Restricted stock units	545	1,432	—	1,198
Shares issuable related to the ESPP	3	—	—	—
Weighted-average shares of common stock used in computing diluted net income (loss) per share	55,536	55,623	54,339	55,015
Net income (loss) per share:
Basic	$0.04	$0.09	$(0.01)	$0.38
Diluted (1)	$0.04	$0.09	$(0.01)	$0.37
Securities excluded from weighted-average shares used in computing diluted net income (loss) per share because the effect would have been anti-dilutive (2)	1,273	4	3,580	65

(1)

Diluted net loss per share for the nine months ended March 31, 2022 does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net losses incurred. The assumed issuance of any additional shares would be anti-dilutive.

(2)

These weighted shares relate to anti-dilutive stock options, restricted stock units, and shares issuable related to the ESPP as calculated using the treasury stock method and could be dilutive in the future.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2022				June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,670	$—	$—	$1,670	$1,670	$—	$—	$1,670
Total	$1,670	$—	$—	$1,670	$1,670	$—	$—	$1,670
Liabilities:
Post-closing payments related to acquisitions	$—	$28,189	$—	$28,189	$—	$34,954	$—	$34,954
Contingent consideration related to acquisitions	—	—	7,412	7,412	—	—	5,432	5,432
Total	$—	$28,189	$7,412	$35,601	$—	$34,954	$5,432	$40,386

Reported as:
Cash and cash equivalents				$1,670				$1,670
Other Liabilities:
Current				$15,278				$12,697
Noncurrent				20,323				27,689
Total				$35,601				$40,386

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

The Company reassesses the estimated fair value of the contingent consideration at the end of each reporting period based on the information available at the time. In the second quarter of fiscal year 2022, the Company recognized an expense of $2.7 million due to the change in estimated fair value of the FCE contingent consideration based on revised estimates in revenue and margin targets. The expense was recorded within general and administrative expenses on the Company’s condensed consolidated statements of operations.

The following table represents the changes in the contingent consideration during the three and nine months ended March 31, 2022 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2022
Balance at the beginning of period	$7,741	$5,432
Changes in fair value during the period	—	2,698
Payments made during the period	(329)	(718)
Balance at the end of period	$7,412	$7,412

6. Divestitures

As a result of the Company’s decision to narrow its focus to the best performing businesses and market opportunities, on August 31, 2020, the Company entered into an agreement with a third party to sell its education client vertical for total cash consideration of $20.0 million. Upon the divestiture of this business in the first quarter of fiscal year 2021, the Company recognized a gain of $16.6  million within other income (expense), net on the Company’s condensed consolidated statements of operations.

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

FC Ecosystem, LLC

On March 1, 2021, the Company acquired substantially all of the assets relating to the performance marketing services business of FC Ecosystem, LLC, to broaden its customer relationships in the financial services client vertical. In exchange for the assets of FCE, the Company paid $7.0 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment paid in the third quarter of fiscal year 2022. The purchase consideration also includes contingent consideration of up to an additional $9.0 million, which is payable for two years following the date of closing based on the achievement of revenue and margin targets and is calculated every February 28 for the preceding twelve months.

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

The Company has finalized the allocation of the purchase price to the fair values of the identifiable assets acquired as of the acquisition date, upon completion of the measurement period. The following table summarizes the final allocation of the purchase price and the estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer/publisher/advertiser relationships	$8,600	7 years
Goodwill	5,137	Indefinite
Total	$13,737

Other

In the third quarter of fiscal year 2021, the Company completed the acquisition of certain assets of Mayo Labs, LLC, a performance marketing services company serving the financial services client vertical. The Company paid $2.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment paid in the third quarter of fiscal year 2022.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net revenue	$154,948	$149,370	$435,253	$430,782
Net income	5,803	15,477	23,303	19,888

The pro forma financial information for the three and nine months ended March 31, 2021 includes the elimination of $152 thousand and $652 thousand of nonrecurring acquisition costs incurred by the Company that are directly related to the acquisitions, and these costs have been reflected in the fiscal year 2020 financial information.

8. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2022 were as follows (in thousands):

Goodwill
Balance as of June 30, 2021	$117,833
Goodwill acquired (1)	1,756
Balance as of March 31, 2022	$119,589

(1)	Represents goodwill acquired associated with an immaterial acquisition completed in the second quarter of fiscal year 2022.

There were no impairments to goodwill during the nine months ended March 31, 2022.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2022			June 30, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$90,830	$(50,269)	$40,561	$90,830	$(43,485)	$47,345
Content	43,056	(43,056)	—	43,056	(42,790)	266
Website/trade/domain names	25,102	(18,713)	6,389	25,102	(18,303)	6,799
Acquired technology and others	34,934	(30,381)	4,553	33,834	(29,067)	4,767
Total	$193,922	$(142,419)	$51,503	$192,822	$(133,645)	$59,177

Amortization of intangible assets was $2.8 million and $8.8 million for the three and nine months ended March 31, 2022, and $2.8 million and $8.8 million for the three and nine months ended March 31, 2021.

Future amortization expense for the Company’s intangible assets as of March 31, 2022 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2022 (remaining three months)	$2,787
2023	10,882
2024	9,945
2025	7,805
2026	5,197
Thereafter	14,887
Total	$51,503

9. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $1.4 million and $3.0 million for the three and nine months ended March 31, 2022, and a provision for income taxes of $0.9 million and $4.5 million for the three and nine months ended March 31, 2021. The change from an income tax provision to an income tax benefit was primarily due to the changes in the amount of pre-tax income or loss and the Company’s estimated annual effective tax rate.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of March 31, 2022, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

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

The components of lease expense for the three and nine months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating lease expense	$1,296	$1,315	$3,875	$3,943
Short-term lease expense	143	170	469	624
Variable lease expense (1)	148	139	443	426
Total lease expense	$1,587	$1,624	$4,787	$4,993

(1)	Variable lease expense for the three and nine months ended March 31, 2022 and 2021 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Nine Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,664	$4,544

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$564	$6,247

Weighted average remaining lease term - operating leases	2.1 years	2.9 years
Weighted average discount rate - operating leases	5.1%	5.0%

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

Maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022 (remaining three months)	$1,555
2023	5,869
2024	3,812
2025	876
2026	72
Total minimum lease payments	12,184
Less imputed interest	(1,842)
Present value of net minimum lease payments	$10,342
Operating lease liabilities:
Current	$5,228
Noncurrent	5,114
Total	$10,342

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.3 million as of March 31, 2022, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

11. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2022 and June 30, 2021.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2022 and June 30, 2021.

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

As of March 31, 2022, 23,125,612 shares were reserved and 13,428,746 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,163,769 shares were available for issuance under the Directors’ Plan.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted-average Black-Scholes model assumptions for the three and nine months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Expected term (in years)	3.5	3.5	4.4	4.4
Expected volatility	57%	62%	58%	62%
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.3%	0.2%	0.9%	0.3%
Grant date fair value	$4.61	$10.76	$8.35	$5.99

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

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. The 2021 ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length, and each offering period is comprised of four purchase periods of approximately six months in length.

On each purchase date, eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the first trading day of each offering period, or (2) the fair market value of the common stock on the purchase date. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). If the fair market value of the common stock on any purchase date is lower than it was on the first trading day of that offering period, participants will be automatically withdrawn from the current offering period and be immediately re-enrolled in a new offering period.

As of March 31, 2022, the Company has not issued any shares of common stock under the 2021 ESPP.

ESPP employee payroll contributions accrued as of March 31, 2022 were $0.2 million, and are included within accrued liabilities on the Company’s condensed consolidated balance sheet. Payroll contributions accrued as of March 31, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on August 24, 2022.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	48% - 64%	48% - 64%
Expected dividend yield	—	—
Risk-free interest rate	0.3% - 1.0%	0.3% - 1.0%
Grant date fair value	$3.72 - $5.33	$3.72 - $5.33

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net revenue:
United States	$144,196	$150,245	$417,838	$419,016
International	6,462	2,807	17,759	8,273
Total net revenue	$150,658	$153,052	$435,597	$427,289

	March 31,	June 30,
	2022	2021
Property and equipment, net:
United States	$8,660	$6,672
International	215	177
Total property and equipment, net	$8,875	$6,849

	March 31,	June 30,
	2022	2021
Other intangible assets, net:
United States	$51,503	$59,177
International	—	—
Total other intangible assets, net	$51,503	$59,177

14. Subsequent Events

On April 29, 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

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

Our financial services client vertical represented 72% and 73% of net revenue for the three and nine months ended March 31, 2022 and 76% and 74% of net revenue for the three and nine months ended March 31, 2021. Our home services client vertical represented 27% and 26% of net revenue for the three and nine months ended March 31, 2022 and 23% of net revenue for both the three and nine months ended March 31, 2021. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for both the three and nine months ended March 31, 2022 and 2021. In addition, revenue recognized from our former education client vertical represented 0% and 2% of net revenue for the three and nine months ended March 31, 2021. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 19% and 16% of our net revenue for the three and nine months ended March 31, 2022 and 26% and 25% of our net revenue for the three and nine months ended March 31, 2021. No other client accounted for 10% or more of our net revenue for the three and nine months ended March 31, 2022 and 2021.

Trends Affecting our Business

COVID-19

We continue to monitor the impacts from the COVID-19 pandemic that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. For example, within our financial services client vertical, certain lines of business, such as credit cards and banking, have seen and may continue to see reductions in near-term demand for our services due to weakening economic and employment conditions, and the uncertainty over the length and depth of the economic downturn. While we experienced growth in our credit-driven businesses, forecasting the timeline for full recovery still remains challenging. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; business and individuals' actions in response to the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the development, efficacy and distribution of vaccines for COVID-19; and the impact on economic activity including the length and depth of the economic downturn or financial market instability. These factors may adversely impact consumer, business, and government spending as well as our clients' ability to pay for our services on an ongoing basis. While there is optimism that the pandemic will come to an end with the development and prevalence of vaccines, there are still significant uncertainties. For example, the resurgence of cases due to emergence and persistency of new variants to COVID-19 and the economic impact due to varying levels of restrictions imposed by each state in the United States. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

In addition, within our financial services client vertical, we derive a significant amount of revenue from auto insurance carriers and the financial results depend on the performance of the auto insurance industry. For example, weather-related catastrophes and other events have in the past led to short-term increases in insurance industry client loss ratios, which decreased our clients’ advertising spending and thereby had a material adverse effect on our business. More recently, and specifically starting in the first half of fiscal year 2022, the auto insurance industry has experienced similar challenges, which has affected and may continue to affect our operations and financial results in the auto insurance business.

On July 1, 2020, we completed the acquisition of Modernize, a leading home improvement performance marketing company, to broaden our customer and media relationships in the home services client vertical. Our home services client vertical has been expanding over the past several years, primarily driven by successful execution of growth initiatives and synergies with the Modernize acquisition.

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

Basis of Presentation

Net Revenue

Our business generates revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We deliver targeted and measurable results through a vertical focus, which includes our financial services client vertical and our home services client vertical. All remaining businesses that are not significant enough for separate reporting are included in other revenue. Our revenue recognized during the nine months ended March 31, 2021 also included the revenue generated from our former education client vertical, which was divested in the first quarter of fiscal year 2021.

Cost of Revenue

Cost of revenue consists primarily of media and marketing costs, personnel costs, amortization of intangible assets, depreciation expense and facilities expense. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, or cost-per-click, or CPC, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and related taxes and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized to cost of revenue over the software’s estimated useful life.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of March 31, 2022; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$150,658	100.0%	$153,052	100.0%	$435,597	100.0%	$427,289	100.0%
Cost of revenue (1)	136,567	90.6	132,665	86.7	393,626	90.4	375,334	87.8
Gross profit	14,091	9.4	20,387	13.3	41,971	9.6	51,955	12.2
Operating expenses: (1)
Product development	5,509	3.8	4,905	3.2	14,995	3.4	14,776	3.5
Sales and marketing	2,033	1.3	2,768	1.8	7,773	1.8	8,303	1.9
General and administrative	5,489	3.6	6,460	4.2	21,758	5.0	19,931	4.7
Operating income (loss)	1,060	0.7	6,254	4.1	(2,555)	(0.6)	8,945	2.1
Interest income	7	—	5	—	7	—	40	—
Interest expense	(277)	(0.1)	(301)	(0.2)	(817)	(0.2)	(947)	(0.2)
Other income (expense), net	45	—	(28)	—	51	—	16,695	3.9
Income (loss) before income taxes	835	0.6	5,930	3.9	(3,314)	(0.8)	24,733	5.8
Benefit from (provision for) income taxes	1,395	0.9	(893)	(0.6)	3,009	0.7	(4,549)	(1.1)
Net income (loss)	$2,230	1.5%	$5,037	3.3%	$(305)	(0.1)%	$20,184	4.7%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$491	0.3%	$2,261	1.5%	$4,579	1.1%	$7,006	1.6%
Product development	203	0.1	576	0.4	1,497	0.3	1,768	0.4
Sales and marketing	18	—	584	0.4	1,477	0.3	1,896	0.4
General and administrative	699	0.5	1,435	0.9	4,337	1.0	4,521	1.1

Gross Profit

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2022	2021	2022	2021	% Change	% Change
	(In thousands)
Net revenue	$150,658	$153,052	$435,597	$427,289	(2%)	2%
Cost of revenue	136,567	132,665	393,626	375,334	3%	5%
Gross profit	$14,091	$20,387	$41,971	$51,955	(31%)	(19%)

Net Revenue

Net revenue decreased by $2.4 million, or 2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Revenue from our financial services client vertical decreased by $8.0 million, or 7%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by insurance carriers to address profitability concerns caused by higher incident rates, inflation, and higher costs to repair and replace vehicles. This is offset by an increase in revenue in our credit-driven businesses due to some economic recovery from the impact of the COVID-19 pandemic. Revenue from our home services client vertical increased by $5.7 million, or 16%, primarily as a result of increased client budgets and successful integration of the Modernize acquisition. Other revenue, which primarily includes performance marketing agency and technology services, contributed $1.7 million of revenue for the three months ended March 31, 2022, which was approximately flat as compared to $1.7 million of revenue for the three months ended March 31, 2021.

Net revenue increased by $8.3 million, or 2%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. Revenue from our home services client vertical increased by $16.9 million, or 17%, primarily as a result of increased client budgets and successful integration of the Modernize acquisition. Revenue from our financial services client vertical increased by $1.7 million, or 1%, primarily due to an increase in revenue in our credit-driven businesses due to some economic recovery from the impact of the COVID-19 pandemic. This is offset by a decrease in revenue in our insurance business associated with decreased spending by insurance carriers to address profitability concerns caused by higher incident rates, weather-related catastrophes, inflation, and higher costs to repair and replace vehicles. Other revenue, which primarily includes performance marketing agency and technology services, contributed $4.7 million of revenue for the nine months ended March 31, 2022, as compared to $3.5 million of revenue for the nine months ended March 31, 2021. The divestiture of our former education client vertical, completed in the first quarter of fiscal year 2021, resulted in a decrease in revenue by $11.6 million for the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $3.9 million, or 3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by increased media and marketing costs of $3.0 million, increased amortization of intangible assets of $0.3 million, and increased personnel costs of $0.1 million. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 9% and 13% for the three months ended March 31, 2022 and 2021. The decrease in gross profit margin was primarily attributable to increased media and marketing costs as a percentage of revenue.

Cost of revenue increased by $18.3 million, or 5%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily driven by increased media and marketing costs of $17.3 million associated with higher revenue volumes and increased amortization of intangible assets of $0.5 million, offset by decreased personnel costs including stock-based compensation expense of $0.2 million. Gross profit margin was 10% and 12% for the nine months ended March 31, 2022 and 2021. The decrease in gross profit margin was primarily attributable to increased media and marketing costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2022	2021	2022	2021	% Change	% Change
	(In thousands)
Product development	$5,509	$4,905	$14,995	$14,776	12%	1%
Sales and marketing	2,033	2,768	7,773	8,303	(27%)	(6%)
General and administrative	5,489	6,460	21,758	19,931	(15%)	9%
Operating expenses	$13,031	$14,133	$44,526	$43,010	(8%)	4%

Product Development Expenses

Product development expenses increased by $0.6 million, or 12%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased personnel costs of $0.3 million and increased professional services costs of $0.2 million.

Product development expenses were approximately flat for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.7 million, or 27%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to decreased personnel costs including stock-based compensation expense of $0.7 million.

Sales and marketing expenses decreased by $0.5 million, or 6%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily due to decreased personnel costs including stock-based compensation expense of $0.7 million.

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million, or 15%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to decreased personnel costs including stock-based compensation expense of $0.9 million.

General and administrative expenses increased by $1.8 million, or 9%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily due to an adjustment to contingent consideration of $2.7 million recorded in the second quarter of fiscal year 2022 and increased facilities expense of $0.3 million, offset by decreased professional services costs of $1.5 million.

Benefit from (Provision for) Income Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(In thousands)
Benefit from (provision for) income taxes	$1,395	$(893)	$3,009	$(4,549)

As of March 31, 2022, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable.

We recorded a benefit from income taxes of $1.4 million and $3.0 million for the three and nine months ended March 31, 2022 and a provision for income taxes of $0.9 million and $4.5 million for the three and nine months ended March 31, 2021. The change from an income tax provision to an income tax benefit was primarily due to the changes in the amount of pre-tax income or loss and the Company’s estimated annual effective tax rate.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $109.5 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, repurchases of our common stock, and acquisitions from time to time. Our acquisitions also may have deferred purchase price components and contingent consideration which requires us to make a series of payments following the acquisition closing date. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions including the impact of COVID-19, and financial, business and other factors, some of which are beyond our control. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain debt financing or issue additional equity securities for other reasons.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$20,981	$36,203
Net cash used in investing activities	(6,775)	(35,062)
Net cash used in financing activities	(15,052)	(5,385)

Operating Activities

Cash flows from operating activities are primarily the result of our net (loss) income adjusted for depreciation and amortization, stock-based compensation expense, gains and losses on divestitures of businesses, and changes in working capital components.

Cash provided by operating activities was $21.0 million for the nine months ended March 31, 2022, compared to cash provided by operating activities of $36.2 million for the nine months ended March 31, 2021.

Cash provided by operating activities for the nine months ended March 31, 2022 consisted of a net loss of $0.3 million, offset by non-cash adjustments of $24.4 million, and a net decrease in cash from changes in working capital of $3.1 million. The non-cash adjustments primarily consisted of depreciation and amortization expense of $12.7 million, stock-based compensation expense of $11.9 million, an adjustment to contingent consideration of $2.7 million, and an increase in deferred tax assets of $2.8 million due to benefit from income taxes recorded for the first three quarters of fiscal year 2022. The changes in working capital accounts were primarily attributable to a decrease in accrued liabilities of $8.2 million and a decrease in accounts payable of $5.4 million, offset by a decrease in accounts receivable of $9.8 million. The decreases in accounts receivable, accrued liabilities and accounts payable were primarily due to lower revenue levels in the month ended March 31, 2022 as compared to the month ended March 31, 2021, and the timing of receipts and payments.

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

Cash used in investing activities was $6.8 million for the nine months ended March 31, 2022, compared to cash used in investing activities of $35.1 million for the nine months ended March 31, 2021.

Cash used in investing activities in the nine months ended March 31, 2022 was primarily due to capital expenditures and internal software development costs of $5.9 million, and $1.0 million cash paid at the closing of an immaterial acquisition completed in the second quarter of fiscal year 2022.

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

Cash used in financing activities was $15.1 million for the nine months ended March 31, 2022, compared to cash used in financing activities of $5.4 million for the nine months ended March 31, 2021.

Cash used in financing activities in the nine months ended March 31, 2022 was due to payment of post-closing payments and contingent consideration related to acquisitions of $9.8 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $6.6 million, offset by proceeds from the exercise of stock options of $1.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 16% of our net revenue for the nine months ended March 31, 2022. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Adverse macroeconomic conditions could cause decreases or delays in spending by our clients in response to consumer demand and could harm our ability to generate revenue and our results of operations. Moreover, to date, we have generated a large majority of our revenue from clients in our financial services and education client verticals and, following the disposition of our education client vertical in the first quarter of fiscal year 2021, we expect that our revenue will be derived primarily from our financial services and home services client verticals. Changes in the macroeconomic or market conditions and changes in the regulatory environment have in the past affected, and may continue to negatively affect, our clients’ businesses, marketing practices and budgets and, therefore, impact our business, financial condition, operating results and cash flows.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or the industries or businesses of our clients. If any of the analysts issue an adverse opinion regarding our stock or if our actual results or forward outlook do not meet analyst estimates, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline

We cannot guarantee that our stock repurchase program will be fully consummated or that our stock repurchase program will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our stock and could diminish our cash reserves.

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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
Date: May 6, 2022