Form 10-K
period 2022-06-30
QUINSTREET, INC
filed 2022-08-22
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

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

As of December 31, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the Nasdaq Global Select Market on such date, was $949,884,910. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 15, 2022: 53,382,715

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2022 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions is intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, such as but not limited to:

•	our still developing industry and relatively new business model and products such as the QuinStreet Rating Platform (“QRP”);
•

changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic and Russian-Ukraine military conflict;

•

the impact of the COVID-19 pandemic and its aftermath on us, our third-party publishers’, and our clients’ businesses, the extent of which continues to be uncertain and will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the duration and scope of the pandemic; business and individuals' actions in response to the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the continued development, efficacy and distribution of vaccines for COVID-19; and the impact on economic activity including the length and depth of economic downturns or financial market instability that result from the pandemic;

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

Our proprietary technologies have been developed over the past 23 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

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

Clients

In fiscal years 2022, 2021 and 2020, we had one client, The Progressive Corporation, that accounted for 17%, 23% and 21% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2022, 2021 and 2020. Our top 20 clients accounted for 51%, 58% and 55% of net revenue in fiscal years 2022, 2021 and 2020. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party media sources, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2022, 2021 and 2020, we spent $21.9 million, $19.3 million and $14.2 million on product development.

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

Human Capital Resources

Our business success depends on our people. We are committed to the development, attraction and retention of our employees. We are dedicated to our core principles and values which include: leading and taking ownership of results and growth, embracing new ideas and approaches as opportunities to improve our performance, striving to better understand and anticipate the needs of all stakeholders, and holding ourselves to high standards of performance and excellence. We strive to invest in professional learning and personal development opportunities that would develop talent and support personal, career and leadership growth. We hold ourselves accountable and we are committed to pay equity and parity. Our compensation philosophy is designed with both short- and long-term incentives. We prioritize the health, safety and wellness of our employees and strive to create an environment where our employees are productive and also physically and mentally healthy, safe and well. Our offices have re-opened, and we continue to monitor the COVID-19 pandemic and related public health measures and restrictions. The health of our workforce remains our top priority while we work to ensure a safe work environment in our offices around the world.

As of June 30, 2022, we had 791 employees, which consisted of 212 employees in product development, 50 in sales and marketing, 41 in general and administration and 488 in operations. None of our employees are represented by a labor union.

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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. In addition, our business model and product offerings continue to evolve. We believe that our implementation of our enhanced products and media strategies across our business is in a relatively early stage. For example, we recently introduced our new QuinStreet Rating Platform (“QRP”) product for insurance agents. As a result, we face risks and uncertainties such as but not limited to:

•	our still developing industry and relatively new business model and products such as QRP;
•

changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic and Russian-Ukraine military conflict;

•

the impact of the COVID-19 pandemic and its aftermath on us, our third-party publishers’, and our clients’ businesses, the extent of which continues to be uncertain and will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the duration and scope of the pandemic; business and individuals' actions in response to the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the continued development, efficacy and distribution of vaccines for COVID-19; and the impact on economic activity including the length and depth of economic downturns or financial market instability that result from the pandemic;

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

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. For example, macroeconomic conditions such as an economic downturn or public health crises such as the COVID-19 pandemic and the Russia-Ukraine military conflict have impacted and may continue to impact our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decided not to continue to place marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 17% of our net revenue for fiscal year 2022. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers has been increasing. We gather, transmit and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such that electronic or physical computer break-ins, cyber-attacks, malware, ransomware, viruses, social engineering (including phishing attacks), fraud, employee error and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyberattacks from Russia or its allies. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

Security concerns relating to our technological infrastructure, privacy concerns relating to our data collection practices and any perceived or public disclosure of actual unauthorized disclosure of personally identifiable information, whether through breach of our network or that of third-parties which we engage with, by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In recent years, several major companies, such as Capital One, Equifax, Yahoo!, Sony, Home Depot, Target and LinkedIn, have experienced high-profile security breaches that exposed their customers’ personal information. In addition, we could incur significant costs for which our insurance policies may not adequately cover us and expend significant resources in protecting against security breaches and complying with the multitude of state, federal and foreign laws regarding data privacy and data breach notification obligations. We may need to increase our security-related expenditures to maintain or increase our systems’ security or to address problems caused and liabilities incurred by security breaches.

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

Worldwide economic conditions remain uncertain due to various global disruptions, including geopolitical events, such as war, the threat of war (including collateral damage from cyberwarfare), or terrorist activity; natural disasters; power shortages or outages; major public health issues, including pandemics; and significant local, national, or global events capturing the attention of a large part of the population, which could prevent or hinder our, or third-party publishers’ or our clients’ ability to do business, increase our costs, and negatively affect our stock price. Adverse consequences resulting from increasing economic or political conflicts between the United States and China, Russia’s recent invasion of Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries, and various other market issues may have broader implications on economies outside the region, including increased instability in the worldwide financial markets and economy, increases in inflation, and enhanced volatility in foreign currency exchange rates. These uncertainties may cause our clients or potential clients to delay or reduce spending, which could negatively impact our revenue and operating results and make it difficult for us to accurately plan future business activities.

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

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of legal requirements. For our dispositioned assets or businesses, we retain certain liabilities or obligations in connection with our pre-closing actions or omissions, contractual or otherwise. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states; and, in the first quarter of fiscal year 2021, we dispositioned our education client vertical. Because our subsidiary CloudControlMedia, LLC (“CCM”) provides performance marketing agency and technology services to clients in financial services, education and other markets, we may still be subject to investigations, audits, inquiries, claims or litigation related to education. If any audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, the COVID-19 pandemic and the Russian-Ukraine military conflict have in the short-run, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of pandemics, military conflicts or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

•	changes in client volume;
•	loss of or reduced demand by existing clients and agencies;
•	the availability and price of quality media;

•	consolidation of media sources;
•	seasonality;
•	development and implementation of our media strategies and client initiatives;
•	changes in our revenue mix and shifts in margins related to changes in our media, client, or corporate development strategies;
•	changes in interest rates or increasing inflation;
•	changes in Internet search engine algorithms that affect our owned and operated and our third-party publishers’ websites ability to attract and retain Internet visitors; and
•

regulatory and legislative changes, including economic sanctions imposed on governments or other third parties in regions in which we, our third-party publishers or our clients operate, or their interpretation or emphasis, in our and our clients’ industries.

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
•

geopolitical and predominantly domestic as well as potentially international economic conditions in addition to public health crises such as the COVID-19 pandemic and geopolitical conflicts such as the Russia-Ukraine military conflict and resulting economic sanctions;

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of June 30, 2022, approximately $23.1 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

In fiscal years 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no material weaknesses were identified in our internal control over financial reporting as of June 30, 2022, we cannot assure you that we will not in the future identify material weaknesses. In addition, the standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to discover material weaknesses in our internal controls or maintain effective internal controls over financial reporting, our business and reputation may be harmed and our stock price may decline.

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

In addition, COVID-19 or other disease outbreaks have in the short-run, and may over the longer term, adversely affect the economies and financial markets within many countries, including in the United States, resulting in economic or financial market instability and could continue to negatively affect marketing and advertising spend in products offered by our clients or on media availability or performance. For example, certain companies that operate in the credit-driven markets such as credit cards and personal loans have seen and may continue to see reductions in near-term demand for our services due to the weakened, or additional weakening of, economic and employment conditions, and the uncertainty over the length and depth of the economic downturn. Such continuing effects of COVID-19, and other similar effects, have resulted and may continue to result in reduced marketing and advertising spend or drops in media availability or performance, which could have a material adverse effect on our business, financial condition, operating results and cash flows. There can be no assurance that any decrease in revenue or margin resulting from COVID-19 will be offset by increased revenue or margin in subsequent periods or that our business, financial condition, operating results and cash flows will remain consistent with pre-pandemic expectations and/or performances.

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

There are risks and challenges inherent in conducting business in international markets, such as:

•	adapting our technologies and services to foreign clients’ preferences and customs;
•	successfully navigating foreign laws and regulations, including marketing, privacy regulations, employment and labor regulations;
•	changes in foreign political and economic conditions, including as a result of the Russia-Ukraine military conflict;
•	tariffs and other trade barriers, fluctuations in currency exchange rates and potentially adverse tax consequences;
•	language barriers or cultural differences;
•	reduced or limited protection for intellectual property rights in foreign jurisdictions;
•	difficulties and costs in staffing, managing or overseeing foreign operations;
•	education of potential clients who may not be familiar with online marketing;
•	challenges in collecting accounts receivables;
•	monitoring and complying with economic sanctions, including those resulting from the Russia-Ukraine military conflict; and
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

Our common stock is traded on the Nasdaq Global Select Market under the symbol QNST. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2022	High	Low
First quarter ended September 30, 2021	$19.06	$16.13
Second quarter ended December 31, 2021	$18.60	$13.28
Third quarter ended March 31, 2022	$18.49	$10.45
Fourth quarter ended June 30, 2022	$12.25	$8.55

Fiscal Year Ended June 30, 2021	High	Low
First quarter ended September 30, 2020	$15.84	$10.10
Second quarter ended December 31, 2020	$22.34	$15.59
Third quarter ended March 31, 2021	$24.76	$19.70
Fourth quarter ended June 30, 2021	$21.18	$17.59

On August 15, 2022, the closing price as reported on the Nasdaq Global Select Market of our common stock was $12.63 per share and we had approximately 42 stockholders of record of our common stock.

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

Stock Repurchase Program

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing us to repurchase up to $40.0 million of our outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time.

The following table summarizes the stock repurchase activity that took place in the open market during the fourth quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares May Yet Be Purchased Under the Share Repurchase Program
April 1, 2022 - April 30, 2022	—	$—	—	$40,000,000
May 1, 2022 - May 31, 2022	964,222	10.20	964,222	30,140,245
June 1, 2022 - June 30, 2022	687,821	10.28	687,821	23,050,108
Total	1,652,043	$10.23	1,652,043

(1)	Excludes $0.03 per share broker commission.

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

The following performance graph shows a comparison from June 30, 2017 through June 30, 2022 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2022.

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

We derived the consolidated statements of operations data for fiscal years ended June 30, 2022, 2021 and 2020 and the consolidated balance sheets data as of June 30, 2022 and 2021 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for fiscal years ended June 30, 2019 and 2018 and the consolidated balance sheets data as of June 30, 2020, 2019 and 2018 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2022	2021	2020	2019	2018
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$582,099	$578,487	$490,339	$455,154	$404,358
Cost of revenue (1)	528,368	507,956	437,864	393,509	345,947
Gross profit	53,731	70,531	52,475	61,645	58,411
Operating expenses: (1)
Product development	21,906	19,344	14,206	12,329	13,805
Sales and marketing	11,042	10,991	8,876	8,755	10,414
General and administrative	25,501	26,270	23,188	29,834	18,556
Total operating expenses	58,449	56,605	46,270	50,918	42,775
Operating (loss) income	(4,718)	13,926	6,205	10,727	15,636
Interest income	10	39	230	290	181
Interest expense	(1,075)	(1,296)	(696)	(367)	—
Other income, net	21	16,660	12,947	69	687
Interest and other (expense) income, net	(1,044)	15,403	12,481	(8)	868
(Loss) income before income taxes	(5,762)	29,329	18,686	10,719	16,504
Benefit from (provision for) income taxes	514	(5,774)	(584)	51,761	(574)
Net (loss) income	$(5,248)	$23,555	$18,102	$62,480	$15,930

Net (loss) income per share: (2)
Basic	$(0.10)	$0.44	$0.35	$1.26	$0.34
Diluted	$(0.10)	$0.43	$0.34	$1.18	$0.32

Weighted-average shares used in computing net (loss) income per share:
Basic	54,339	53,166	51,529	49,581	46,417
Diluted	54,339	55,129	53,387	52,754	49,872

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$7,475	$8,997	$8,569	$7,354	$3,982
Product development	2,575	2,339	1,819	1,606	1,949
Sales and marketing	2,378	2,459	1,701	1,358	1,222
General and administrative	6,078	5,838	4,628	3,810	3,029

(2)	See Note 4, Net (Loss) Income per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net (loss) income per share of common stock.

	June 30,
	2022	2021	2020	2019	2018
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$96,439	$110,318	$107,509	$62,522	$64,700
Working capital	73,213	90,565	99,735	59,679	69,592
Total assets	419,909	449,515	358,407	324,611	220,296
Long-term liabilities	24,330	38,756	16,626	18,083	3,938
Total stockholders' equity	286,000	295,148	255,944	222,829	148,326

	Fiscal Year Ended June 30,
	2022	2021	2020	2019	2018
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$28,672	$50,615	$47,608	$37,965	$26,979
Depreciation and amortization	16,961	16,201	11,476	8,975	7,767
Capital expenditures	2,842	1,969	1,962	1,972	610

	Fiscal Year Ended June 30,
	2022	2021	2020	2019	2018
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$31,030	$52,188	$36,229	$34,489	$34,679

(1)

We define adjusted EBITDA as net (loss) income less interest and other expense (income), net, (benefit from) provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, acquisition and divestiture costs, gain on divestitures of businesses, net, strategic review costs, contingent consideration adjustment, litigation settlement expense, tax settlement expense, external expenses related to the material weakness disclosed in our FY 2017 Annual Report on Form 10-K, and restructuring costs.

We include adjusted EBITDA in this report because (i) we seek to manage our business to a level of adjusted EBITDA as a percentage of net revenue, (ii) it is used internally by management for planning purposes, including preparation of internal budgets; to allocate resources; to evaluate the effectiveness of operational strategies and capital expenditures as well as the capacity to service debt, (iii) it is a key basis upon which management assesses our operating performance, (iv) it is one of the primary metrics investors use in evaluating Internet marketing companies, (v) it is a factor in determining compensation, (vi) it is an element of certain financial covenants under our historical borrowing arrangements, and (vii) it is a factor that assists investors in the analysis of ongoing operating trends.

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), non-recurring charges and certain other items that we do not believe are indicative of our core operating activities (such as acquisition and divestiture related expense, gain or loss on divestitures of businesses, strategic review costs, contingent consideration adjustment, litigation settlement expense, tax settlement expense, restructuring costs, and other expense, net) and the non-cash impact of depreciation expense, amortization expense and stock-based compensation expense.

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

The following table presents a reconciliation of adjusted EBITDA to net (loss) income calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2022	2021	2020	2019	2018
	(In thousands)
Net (loss) income	$(5,248)	$23,555	$18,102	$62,480	$15,930
Interest and other expense (income), net	1,044	1,212	1,097	8	(868)
(Benefit from) provision for income taxes	(514)	5,774	584	(51,761)	574
Depreciation and amortization	16,961	16,201	11,476	8,975	7,767
Stock-based compensation expense	18,506	19,633	16,717	14,128	10,182
Acquisition and divestiture costs	519	811	985	736	667
Gain on divestitures of businesses, net	—	(16,615)	(13,578)	—	—
Strategic review costs	—	—	330	—	—
Contingent consideration adjustment	(926)	—	—	(100)	(152)
Litigation settlement expense	34	231	95	23	16
Tax settlement expense	516	310	—	—	—
Material weakness related expense	—	—	—	—	563
Restructuring costs	138	1,076	421	—	—
Adjusted EBITDA	$31,030	$52,188	$36,229	$34,489	$34,679

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our financial services client vertical represented 72%, 74% and 75% of net revenue in fiscal years 2022, 2021 and 2020. Our home services client vertical represented 27%, 23% and 10% of net revenue in fiscal years 2022, 2021 and 2020. Other revenue, which primarily includes our performance marketing agency and technology services, represented 1% of net revenue in fiscal years 2022 and 2021. In addition, revenue recognized from our divested businesses (including our former education client vertical, business-to-business technology client vertical, mortgage business, and Brazil businesses) represented 0%, 2% and 15% of net revenue for fiscal years 2022, 2021 and 2020. See Note 7, Divestitures, to our consolidated financial statements for more information related to the divestitures. We generated the majority of our revenue from sales to clients in the United States.

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

In addition, within our financial services client vertical, we derive a significant amount of revenue from auto insurance carriers and the financial results depend on the performance of the auto insurance industry. For example, weather-related and supply chain events have led to increases in insurance industry loss ratios, which decreased our clients’ advertising spending and thereby had a material adverse effect on our business. More recently, the auto insurance industry has experienced re-rating and related challenges, which has affected and may continue to affect our operations and financial results in the auto insurance business.

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

Furthermore, as a result of the decision to narrow our focus to the best performing businesses and market opportunities, we completed a series of business divestitures, including the divestiture of our former education client vertical completed in fiscal year 2021, and the divestitures of our former B2B client vertical, our businesses in Brazil consisting of QSB and VEMM along with its interests in EDB, and our mortgage business completed in fiscal year 2020.

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

COVID-19

We continue to monitor the impacts from the COVID-19 pandemic that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. For example, within our financial services client vertical, certain lines of business, such as credit cards and banking, have seen and may continue to see reductions in near-term demand for our services due to the weakened, or additional weakening of, economic and employment conditions, and the uncertainty over the length and depth of the economic downturn. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; resurgences of the pandemic due to the emergence and persistency of new variants to COVID-19 or otherwise; business and individuals’ actions in response to the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the continued development, efficacy and prevalence of use of vaccines for COVID-19; and the impact of the pandemic on economic activity including the length and depth of economic or financial market instability. These factors may adversely impact consumer, business, and government spending as well as our clients' ability to pay for our services on an ongoing basis. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

Basis of Presentation

Net Revenue

Our business generates revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We deliver targeted and measurable results through a vertical focus, which includes our financial services client vertical and our home services client vertical. All remaining businesses that are not significant enough for separate reporting are included in other revenue. Our revenue recognized in fiscal years 2021 and 2020 also included the revenue generated from the divested businesses (including our former education client vertical, business-to-business technology client vertical, mortgage business, and Brazil businesses). See Note 7, Divestitures, to our consolidated financial statements for more information related to the divestitures.

Cost of Revenue

Cost of revenue consists primarily of media and marketing costs, personnel costs, amortization of intangible assets, depreciation expense and facilities expense. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, or cost-per-click, or CPC, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and related taxes, and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized to cost of revenue over the software’s estimated useful life.

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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of June 30, 2022; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

Benefit from (Provision for) Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2022		2021		2020
	(In thousands, except percentages)
Net revenue	$582,099	100.0%	$578,487	100.0%	$490,339	100.0%
Cost of revenue (1)	528,368	90.8	507,956	87.8	437,864	89.3
Gross profit	53,731	9.2	70,531	12.2	52,475	10.7
Operating expenses: (1)
Product development	21,906	3.7	19,344	3.3	14,206	2.9
Sales and marketing	11,042	1.9	10,991	1.9	8,876	1.8
General and administrative	25,501	4.4	26,270	4.6	23,188	4.7
Operating (loss) income	(4,718)	(0.8)	13,926	2.4	6,205	1.3
Interest income	10	—	39	—	230	—
Interest expense	(1,075)	(0.2)	(1,296)	(0.2)	(696)	(0.1)
Other income, net	21	—	16,660	2.9	12,947	2.6
(Loss) income before income taxes	(5,762)	(1.0)	29,329	5.1	18,686	3.8
Benefit from (provision for) income taxes	514	0.1	(5,774)	(1.0)	(584)	(0.1)
Net (loss) income	$(5,248)	(0.9)%	$23,555	4.1%	$18,102	3.7%

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$7,475	1.3%	$8,997	1.6%	$8,569	1.7%
Product development	2,575	0.4	2,339	0.4	1,819	0.4
Sales and marketing	2,378	0.4	2,459	0.4	1,701	0.3
General and administrative	6,078	1.0	5,838	1.0	4,628	0.9

Gross Profit

	Fiscal Year Ended June 30,			2022 - 2021	2021 - 2020
	2022	2021	2020	% Change	% Change
	(In thousands)
Net revenue	$582,099	$578,487	$490,339	1%	18%
Cost of revenue	528,368	507,956	437,864	4%	16%
Gross profit	$53,731	$70,531	$52,475	(24%)	34%

Net Revenue

Net revenue increased by $3.6 million, or 1%, in fiscal year 2022 compared to fiscal year 2021. Revenue from our home services client vertical increased by $24.3 million, or 18%, primarily as a result of increased client budgets and the successful integration of the Modernize acquisition. Revenue from our financial services client vertical decreased by $9.7 million, or 2%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by insurance carriers to address profitability concerns caused by higher incident rates, weather-related catastrophes, inflation, and higher costs to repair and replace vehicles. This is offset by an increase in revenue in our credit-driven businesses due to some economic recovery from the impact of the COVID-19 pandemic. Other revenue, which primarily includes performance marketing agency and technology services, contributed $6.2 million of revenue for fiscal year 2022, as compared to $5.5 million of revenue for fiscal year 2021. The divestiture of our former education client vertical, completed in fiscal year 2021, resulted in a decrease in revenue by $11.6 million for fiscal year 2022, as compared to fiscal year 2021.

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

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $20.4 million, or 4%, in fiscal year 2022 compared to fiscal year 2021. This was primarily driven by increased media and marketing costs of $15.4 million, increased personnel costs of $3.3 million and increased amortization of intangible assets of $0.5 million. The increase in media and marketing costs was associated with higher revenue volumes. The increase in personnel costs was mainly attributable to a higher headcount. The increase in amortization expense was primarily due to the acquisitions of intangible assets in fiscal year 2022. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 9% in fiscal year 2022 compared to 12% in fiscal year 2021. The decrease in gross profit margin was primarily attributable to increased media and marketing costs as a percentage of revenue.

Cost of revenue increased by $70.1 million, or 16%, in fiscal year 2021 compared to fiscal year 2020. This was primarily driven by increased media and marketing costs of $58.0 million, increased personnel costs including stock-based compensation expense of $6.0 million, and increased amortization of intangible assets of $4.7 million. The increase in media and marketing costs was associated with higher revenue volumes. The increase in personnel costs was primarily due to higher headcount associated with the Modernize acquisition, increased incentive compensation associated with the achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense. The increase in amortization expense was primarily due to the acquisitions of intangible assets in fiscal year 2021. Gross profit margin was 12% in fiscal year 2021 compared to 11% in fiscal year 2020. The increase in gross profit margin was primarily attributable to decreased media and marketing costs as a percentage of revenue.

Operating Expenses

	Fiscal Year Ended June 30,			2022 - 2021	2021 - 2020
	2022	2021	2020	% Change	% Change
	(In thousands)
Product development	$21,906	$19,344	$14,206	13%	36%
Sales and marketing	11,042	10,991	8,876	—%	24%
General and administrative	25,501	26,270	23,188	(3%)	13%
Operating expenses	$58,449	$56,605	$46,270	3%	22%

Product Development Expenses

Product development expenses increased by $2.6 million, or 13%, in fiscal year 2022 compared to fiscal year 2021. This was primarily due to increased personnel costs of $1.5 million as a result of higher headcount, and increased professional services costs of $0.7 million.

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

Sales and Marketing Expenses

Sales and marketing expenses were approximately flat in fiscal year 2022 compared to fiscal year 2021.

Sales and marketing expenses increased by $2.1 million, or 24%, in fiscal year 2021 compared to fiscal year 2020. This was primarily due to increased personnel costs of $2.2 million as a result of increased incentive compensation associated with the achievement of performance objectives for fiscal year 2021 and increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million, or 3%, in fiscal year 2022 compared to fiscal year 2021. This was primarily due to an adjustment to contingent consideration of $0.9 million recorded in fiscal year 2022.

General and administrative expenses increased by $3.1 million, or 13%, in fiscal year 2021 compared to fiscal year 2020. This was primarily due to increased personnel costs of $2.0 million as a result of increased stock-based compensation expense and increased incentive compensation associated with the achievement of performance objectives for fiscal year 2021.

Interest and Other Income, Net

	Fiscal Year Ended June 30,			2022 - 2021	2021 - 2020
	2022	2021	2020	% Change	% Change
	(In thousands)
Interest income	$10	$39	$230	(74%)	(83%)
Interest expense	(1,075)	(1,296)	(696)	(17%)	86%
Other income, net	21	16,660	12,947	(100%)	29%
Interest and other income, net	$(1,044)	$15,403	$12,481	(107%)	23%

Interest income relates to interest earned on our cash and cash equivalents in fiscal years 2022, 2021 and 2020.

Interest expense decreased by $0.2 million, or 17%, in fiscal year 2022 compared to fiscal year 2021 primarily due to decreased imputed interest on a lower average outstanding balance of the post-closing payments related to our business acquisitions. Interest expense increased by $0.6 million, or 86%, in fiscal year 2021 compared to fiscal year 2020 primarily due to increased imputed interest on a higher average outstanding balance of the post-closing payments related to our business acquisitions completed in fiscal year 2021.

Other income, net, was immaterial in fiscal year 2022. Other income, net, was $16.7 million in fiscal year 2021 primarily due to a gain of $16.6 million recognized from the divestiture of our education client vertical. Other income, net, was $12.9 million in fiscal year 2020 primarily due to a net disposition gain of $13.6 million recognized from the business divestitures completed during the fiscal year.

Benefit from (Provision for) Income Taxes

	Fiscal Year Ended June 30,
	2022	2021	2020
	(In thousands)
Benefit from (provision for) income taxes	$514	$(5,774)	$(584)
Effective tax rate	8.9%	19.7%	3.1%

We recorded a benefit from income taxes of $0.5 million in fiscal year 2022, primarily as a result of a net benefit for deferred federal and state income taxes of $0.9 million offset by current state and foreign taxes of $0.4 million.

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

Our effective tax rate was 8.9%, 19.7%, and 3.1% in fiscal years 2022, 2021 and 2020.

A provision of the Tax Cuts and Jobs Act (TCJA) is effective for us for the fiscal year ending June 30, 2023, creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and requires Sec. 174 expenses associated with research conducted in the U.S. to be capitalized and amortized over a 5-year period. For expenses associated with research outside of the United States, Sec. 174 expenses are required to be capitalized and amortized over a 15-year period. We are currently assessing the impact of the provision, however a material impact to cash taxes is not expected due to available net operating losses and tax credits.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $96.4 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(In thousands)
Net cash provided by operating activities	$28,672	$50,615	$47,608
Net cash (used in) provided by investing activities	(9,225)	(36,457)	8,868
Net cash used in financing activities	(33,315)	(11,312)	(11,632)

Net Cash Provided by Operating Activities

Cash flows from operating activities are primarily the result of our net (loss) income adjusted for depreciation and amortization, provision for or benefit from sales returns and doubtful accounts receivable, stock-based compensation expense, change in the fair value of contingent consideration, non-cash lease expense, gains and losses on divestitures of businesses, deferred income taxes and changes in working capital components.

Cash provided by operating activities was $28.7 million in fiscal year 2022 compared to $50.6 million in fiscal year 2021 and $47.6 million in fiscal year 2020.

Cash provided by operating activities in fiscal year 2022 consisted of net loss of $5.2 million, adjusted for non-cash adjustments of $33.8 million and changes in working capital accounts of $0.1 million. The non-cash adjustments primarily consisted of depreciation and amortization of $17.0 million and stock-based compensation expense of $18.5 million. The changes in working capital accounts were primarily attributable to a decrease in accrued liabilities of $5.0 million and a decrease in accounts payable of $2.9 million, offset by a decrease in accounts receivable of $5.5 million and a decrease in prepaid expenses and other assets of $3.0 million. The decreases in accounts receivable, accrued liabilities and accounts payable were primarily due to lower revenue levels in the two months ended June 30, 2022 as compared to the two months ended June 30, 2021, and the timing of receipts and payments. The decrease in prepaid expenses and other assets was primarily due to the state tax refund of $3.3 million.

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

Cash used in investing activities was $9.2 million in fiscal year 2022, compared to cash used in investing activities of $36.5 million in fiscal year 2021 and cash provided by investing activities of $8.9 million in fiscal year 2020.

Cash used in investing activities in fiscal year 2022 was primarily due to capital expenditures and internal software development costs of $7.5 million, and $1.8 million cash paid at the closing of two immaterial acquisitions completed in fiscal year 2022.

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

Net Cash Used in Financing Activities

Cash flows from financing activities generally include repurchases of common stock, payment of withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options, and post-closing payments related to business acquisitions.

Cash used in financing activities was $33.3 million in fiscal year 2022, compared to cash used in financing activities of $11.3 million in fiscal year 2021 and $11.6 million in fiscal year 2020.

Cash used in financing activities in fiscal year 2022 was due to repurchases of common stock of $15.3 million, payment of post-closing payments and contingent consideration related to acquisitions of $12.6 million, and the payment of withholding taxes related to the release of restricted stock, net of share settlement of $7.3 million, offset by proceeds from the exercise of stock options of $1.9 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of June 30, 2022:

	Total	Less than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Operating leases (1)	$10,865	$6,084	$4,708	$73
Post-closing payment related to acquisitions (2)	28,437	11,673	11,816	4,948
Contingent consideration related to acquisitions (2)	1,787	1,102	685	—
Total	$41,089	$18,859	$17,209	$5,021

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

(2)

In accordance with the terms of the acquisitions completed in fiscal years 2022, 2021 and 2019, we are required to make post-closing payments and contingent consideration payments. See Note 6, Acquisitions, to our consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our business acquisitions.

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

Stock-Based Compensation

We measure and record the expense related to stock-based transactions based on the fair values of stock-based payment awards, as determined on the date of grant. The fair value of restricted stock units with a service condition (“service-based RSU”) is determined based on the closing price of our common stock on the date of grant. To estimate the fair value of stock options and purchase rights granted under the employee stock purchase plan (“ESPP”), we selected the Black-Scholes option pricing model. The fair value of restricted stock units with a service and performance condition (“performance-based RSU”) is determined based on the closing price of our common stock on the date of grant. Grant date as defined by ASC 718 is determined when the components that comprise the performance targets have been fully established. If a grant date has not been established, the compensation expense associated with the performance-based RSUs is re-measured at each reporting date based on the closing price of our common stock at each reporting date until the grant date has been established. For restricted stock units with a service and market condition (“market-based RSU”), we selected the Monte Carlo simulation model to estimate the fair value on the date of grant. In applying these models, our determination of the fair value of the award is affected by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award and the employees’ actual and projected stock option exercise and pre-vesting employment termination behaviors. We estimate the expected volatility of our common stock based on our historical volatility over the expected term of the award. We have no history or expectation of paying dividends on our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the award.

We recognize stock-based compensation expense for options and service-based RSUs using the straight-line method, and for performance-based RSUs and market-based RSUs using the graded vesting method, based on awards ultimately expected to vest. We recognize stock-based compensation expense for the purchase rights granted under the ESPP using the straight-line method over the offering period. We estimate future forfeitures at the date of grant. On an annual basis, we assess changes to our estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to the forfeiture rates, if any, is recognized in the period that change is made.

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

We perform our annual goodwill impairment test on April 30 and conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, we consider the impact of key factors such as changes in the general economic conditions including the impact of COVID-19, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. We had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2022 and 2021. Based on the results of the qualitative assessment completed as of April 30, 2022 and 2021, there were no indicators of impairment.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2022 and 2021, we evaluated our long-lived assets and concluded there were no indicators of impairment.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in inflation or interest rates.

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

QUINSTREET, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuinStreet, Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2022 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. The Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has assessed the services promised in its contracts with clients and has identified one performance obligation, which is a series of distinct services. Depending on the client’s needs, these services consist of a specified or an unlimited number of clicks, leads, calls, applications, or customers to be delivered over a period of time. The Company satisfies these performance obligations over time as the services are provided. The transaction price for any given period is fixed and no estimation of variable consideration is required. The Company does not promise to provide any other significant goods or services to its clients. The Company recorded total net revenue of $582 million for the year ended June 30, 2022.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, evaluating, for a sample of revenue transactions, the recognition of revenue by obtaining and inspecting source documents, including executed contracts, invoices, and delivery documents, recalculating revenue recognized, and obtaining evidence of customer remittance of payment.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

August 22, 2022

We have served as the Company’s auditor since 2000.

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$96,439	$110,318
Accounts receivable, net of allowances and reserves of $1,536 and $1,010 as of June 30, 2022 and June 30, 2021, respectively	81,429	87,928
Prepaid expenses and other assets	4,924	7,930
Total current assets	182,792	206,176
Property and equipment, net	9,311	6,849
Operating lease right-of-use assets	6,801	10,983
Goodwill	121,141	117,833
Other intangible assets, net	49,696	59,177
Deferred tax assets, noncurrent	44,220	43,336
Other assets, noncurrent	5,948	5,161
Total assets	$419,909	$449,515
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,410	$45,231
Accrued liabilities	54,459	57,650
Deferred revenue	341	33
Other liabilities	12,369	12,697
Total current liabilities	109,579	115,611
Operating lease liabilities, noncurrent	3,858	8,545
Other liabilities, noncurrent	20,472	30,211
Total liabilities	133,909	154,367
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 53,356,875 and 53,786,363 shares issued and outstanding as of June 30, 2022 and June 30, 2021	53	54
Additional paid-in capital	316,422	320,315
Accumulated other comprehensive loss	(261)	(255)
Accumulated deficit	(30,214)	(24,966)
Total stockholders' equity	286,000	295,148
Total liabilities and stockholders' equity	$419,909	$449,515

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2022	2021	2020
Net revenue	$582,099	$578,487	$490,339
Cost of revenue (1)	528,368	507,956	437,864
Gross profit	53,731	70,531	52,475
Operating expenses: (1)
Product development	21,906	19,344	14,206
Sales and marketing	11,042	10,991	8,876
General and administrative	25,501	26,270	23,188
Operating (loss) income	(4,718)	13,926	6,205
Interest income	10	39	230
Interest expense	(1,075)	(1,296)	(696)
Other income, net	21	16,660	12,947
(Loss) income before income taxes	(5,762)	29,329	18,686
Benefit from (provision for) income taxes	514	(5,774)	(584)
Net (loss) income	$(5,248)	$23,555	$18,102

Net (loss) income per share:
Basic	$(0.10)	$0.44	$0.35
Diluted	$(0.10)	$0.43	$0.34

Weighted-average shares used in computing net (loss) income per share:
Basic	54,339	53,166	51,529
Diluted	54,339	55,129	53,387

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$7,475	$8,997	$8,569
Product development	2,575	2,339	1,819
Sales and marketing	2,378	2,459	1,701
General and administrative	6,078	5,838	4,628

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal Year Ended June 30,
	2022	2021	2020
Net (loss) income	$(5,248)	$23,555	$18,102
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6)	(18)	129
Total other comprehensive (loss) income	(6)	(18)	129
Comprehensive (loss) income	$(5,254)	$23,537	$18,231

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2019	50,518,460	$50	—	$—	$289,768	$(366)	$(66,623)	$222,829
Issuance of common stock upon exercise of stock options	777,854	1	—	—	4,478	—	—	4,479
Release of restricted stock, net of share settlement	913,499	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	16,781	—	—	16,781
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(6,376)	—	—	(6,376)
Net income	—	—	—	—	—	—	18,102	18,102
Other comprehensive income	—	—	—	—	—	129	—	129
Balance at June 30, 2020	52,209,813	$52	—	$—	$304,650	$(237)	$(48,521)	$255,944
Issuance of common stock upon exercise of stock options	739,985	1	—	—	3,967	—	—	3,968
Release of restricted stock, net of share settlement	836,565	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	19,679	—	—	19,679
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(7,980)	—	—	(7,980)
Net income	—	—	—	—	—	—	23,555	23,555
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Balance at June 30, 2021	53,786,363	$54	—	$—	$320,315	$(255)	$(24,966)	$295,148
Issuance of common stock upon exercise of stock options	412,941	—	—	—	1,850	—	—	1,850
Release of restricted stock, net of share settlement	809,614	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	18,548	—	—	18,548
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(7,342)	—	—	(7,342)
Repurchase of common stock	—	—	(1,652,043)	(16,950)	—	—	—	(16,950)
Retirement of treasury stock	(1,652,043)	(2)	1,652,043	16,950	(16,948)	—	—	—
Net loss	—	—	—	—	—	—	(5,248)	(5,248)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Balance at June 30, 2022	53,356,875	$53	—	$—	$316,422	$(261)	$(30,214)	$286,000

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2022	2021	2020
Cash Flows from Operating Activities
Net (loss) income	$(5,248)	$23,555	$18,102
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,961	16,201	11,476
Provision for (benefit from) sales returns and doubtful accounts receivable	581	(341)	625
Stock-based compensation	18,506	19,633	16,717
Change in the fair value of contingent consideration	(926)	—	—
Non-cash lease expense	(1,043)	(816)	259
Deferred income taxes	(791)	5,408	3,546
Gain on divestitures of businesses, net	—	(16,615)	(13,578)
Other adjustments, net	482	741	315
Changes in assets and liabilities:
Accounts receivable	5,543	(20,063)	11,354
Prepaid expenses and other assets	3,003	5,955	(8,136)
Other assets, noncurrent	(788)	(173)	5,508
Accounts payable	(2,885)	6,558	103
Accrued liabilities	(5,031)	10,612	1,173
Deferred revenue	308	(40)	178
Other liabilities, noncurrent	—	—	(34)
Net cash provided by operating activities	28,672	50,615	47,608
Cash Flows from Investing Activities
Capital expenditures	(2,842)	(1,969)	(1,962)
Business acquisitions, net of cash acquired	(1,797)	(49,304)	(2,000)
Internal software development costs	(4,672)	(3,131)	(2,291)
Proceeds from divestitures of businesses, net of cash divested	—	21,947	15,096
Purchases of equity investment	—	(4,000)	—
Other investing activities	86	—	25
Net cash (used in) provided by investing activities	(9,225)	(36,457)	8,868
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	1,854	4,357	4,092
Payment of withholding taxes related to release of restricted stock, net of share settlement	(7,342)	(7,980)	(6,376)
Post-closing payments and contingent consideration related to acquisitions	(12,559)	(7,689)	(9,348)
Repurchase of common stock	(15,268)	—	—
Net cash used in financing activities	(33,315)	(11,312)	(11,632)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(36)	143
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,880)	2,810	44,987
Cash, cash equivalents and restricted cash at beginning of period	110,333	107,523	62,536
Cash, cash equivalents and restricted cash at end of period	$96,453	$110,333	$107,523
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$96,439	$110,318	$107,509
Restricted cash included in other assets, noncurrent	14	15	14
Total cash, cash equivalents and restricted cash	$96,453	$110,333	$107,523
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	396	293	373
Supplemental Disclosure of Noncash Investing and Financing Activities
Post-closing payments unpaid at acquisition date (See Note 6)	2,785	32,192	—
Contingent consideration unpaid at acquisition date (See Note 6)	—	2,926	—
Retirement of treasury stock (See Note 13)	(16,950)	—	—
Purchases of property and equipment included in accrued liabilities	613	275	72

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The Company had one client, The Progressive Corporation, that accounted for 17%, 23% and 21% of net revenue in fiscal years 2022, 2021 and 2020, and accounted for 16% and 10% of net accounts receivable as of June 30, 2022 and June 30, 2021. One additional client, The Allstate Corporation, accounted for 15% of net accounts receivable as of June 30, 2021. No other client accounted for 10% or more of net revenue in fiscal years 2022, 2021 and 2020, or 10% or more of net accounts receivable as of June 30, 2022 or 2021.

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

The following table presents the changes in the Company’s allowance for credit losses for the periods indicated (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Balance, beginning of period	$120	$9,287	$9,529
Provision for credit losses	—	36	214
Write-offs charged against the allowance (1)	—	(9,087)	(456)
Recoveries collected	—	(116)	—
Balance, end of period	$120	$120	$9,287

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

The revenue reserve was $1.4 million and $0.9 million as of June 30, 2022 and June 30, 2021, respectively. The total allowance for credit losses and revenue reserve was $1.5 million and $1.0 million as of June 30, 2022 and June 30, 2021, respectively.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the development of website content are included within cost of revenue in the Company’s consolidated statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized internal software development costs of $4.7 million, $2.3 million and $1.1 million in fiscal years 2022, 2021 and 2020. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations.

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

The Company performs its annual goodwill impairment test on April 30 and conducts a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers the impact of key factors such as changes in the general economic conditions including the impact of COVID-19, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. The Company had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2022 and 2021. Based on the results of the qualitative assessment completed as of April 30, 2022 and 2021, there were no indicators of impairment.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2022 and 2021, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 6.2 years as of June 30, 2022.

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

Comprehensive (Loss) Income

Comprehensive (loss) income consists of two components, net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net (loss) income. The Company’s comprehensive (loss) income and accumulated other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Total accumulated other comprehensive loss is disclosed as a separate component of stockholders’ equity.

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

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2022, 2021 or 2020.

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

	Fiscal Year Ended June 30,
	2022	2021	2020
Net revenue:
Financial Services	$417,110	$426,819	$366,289
Home Services	158,805	134,538	49,931
Other Revenue	6,184	5,543	—
Divested Businesses(1)	—	11,587	74,119
Total net revenue	$582,099	$578,487	$490,339

(1)	Represents revenue recognized from the businesses divested in fiscal years 2021 and 2020. See Note 7, Divestitures, for more information.

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	June 30,
	2022	2021
Deferred revenue	$341	$33
Client deposits	1,163	870
Total	$1,504	$903

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during fiscal year 2022 related to advance consideration received from clients of $5.1 million, offset by revenue recognized of $4.5 million.

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

The following table presents the calculation of basic and diluted net (loss) income per share:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(5,248)	$23,555	$18,102
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net (loss) income per share	54,339	53,166	51,529
Diluted:
Weighted average shares of common stock used in computing basic net (loss) income per share	54,339	53,166	51,529
Weighted average effect of dilutive securities:
Stock options	—	778	1,054
Restricted stock units	—	1,185	804
Shares issuable related to the ESPP	—	—	—
Weighted average shares of common stock used in computing diluted net (loss) income per share	54,339	55,129	53,387
Net (loss) income per share:
Basic	$(0.10)	$0.44	$0.35
Diluted (1)	$(0.10)	$0.43	$0.34
Securities excluded from weighted-average shares used in computing diluted net (loss) income per share because the effect would have been anti-dilutive: (2)	3,557	84	1,104

(1)

Diluted net loss per share does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net loss incurred in fiscal year 2022. The assumed issuance of any additional shares would be anti-dilutive.

(2)

These weighted shares relate to anti-dilutive stock options, restricted stock units, and shares issuable related to the ESPP as calculated using the treasury stock method and could be dilutive in the future.

5. Fair Value Measurements

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2022				June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,404	$—	$—	$4,404	$1,670	$—	$—	$1,670
Total	$4,404	$—	$—	$4,404	$1,670	$—	$—	$1,670
Liabilities:
Post-closing payments related to acquisitions	$—	$28,437	$—	$28,437	$—	$34,954	$—	$34,954
Contingent consideration related to acquisitions	—	—	1,787	1,787	—	—	5,432	5,432
Total	$—	$28,437	$1,787	$30,224	$—	$34,954	$5,432	$40,386

Reported as:
Cash and cash equivalents				$4,404				$1,670
Other Liabilities:
Current				$12,369				$12,697
Noncurrent				17,855				27,689
Total				$30,224				$40,386

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to two immaterial acquisitions completed in fiscal year 2022, and the acquisitions of Modernize, FCE, Mayo Labs and CCM completed in the past three fiscal years. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the acquisitions.

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

In fiscal year 2022, the Company recorded an adjustment of $0.9 million due to the change in estimated fair value of the FCE contingent consideration based on revised estimates in revenue and margin targets. The adjustment was primarily associated with the changes in algorithms by email providers, which materially limited the delivery of the email marketing messages to the intended recipients’ inbox. The adjustment was recorded within general and administrative expenses on the Company’s consolidated statements of operations.

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of June 30, 2020	$3,170
Additions related to the acquisition of FCE (initial measurement)	2,926
Change in fair value during the period	—
Payments made during the period	(664)
Balance as of June 30, 2021	5,432
Change in fair value during the period	(926)
Payments made during the period	(2,719)
Balance as of June 30, 2022	$1,787

6. Acquisitions

Modernize, Inc.

On July 1, 2020, the Company completed the acquisition of Modernize, a leading home improvement performance marketing company in the home services client vertical, to broaden its customer and media relationships. In exchange for all the outstanding shares of Modernize, the Company paid $43.9 million in cash upon closing (including $3.9 million cash for net assets acquired subject to post-closing adjustments) and will make $27.5 million in post-closing payments, payable in equal annual installments over a five year period, with the first installment paid in the first quarter of fiscal year 2022. In addition, the Company made a Section 338(h)(10) election to treat the acquisition for tax purposes as a purchase and sale of assets. The incremental taxes resulting from this election were paid to Modernize in the fourth quarter of fiscal year 2021.

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

The Company finalized the allocation of the purchase price to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date, upon completion of the measurement period. The following table summarizes the final allocation of the purchase price as of the acquisition date (in thousands):

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

FC Ecosystem, LLC

On March 1, 2021, the Company acquired substantially all of the assets relating to the performance marketing services business of FC Ecosystem, LLC, to broaden its customer relationships in the financial services client vertical. In exchange for the assets of FCE, the Company paid $7.0 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over a two year period, with the first installment paid in the third quarter of fiscal year 2022. The purchase consideration also includes contingent consideration of up to an additional $9.0 million, which is payable for two years following the date of closing based on the achievement of revenue and margin targets and is calculated every February 28 for the preceding twelve months.

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

Other

In the third quarter of fiscal year 2021, the Company completed the acquisition of certain assets of Mayo Labs, LLC, a performance marketing services company serving the financial services client vertical. The Company paid $2.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two year period, with the first installment paid in the third quarter of fiscal year 2022.

In the second quarter of fiscal year 2022, the Company completed an immaterial acquisition within the home services client vertical. The Company paid $1.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment payable twelve months following the date of closing.

In the fourth quarter of fiscal year 2022, the Company completed another immaterial acquisition within the home services client vertical. The Company paid $1.0 million in cash upon closing and will make $1.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment payable twelve months following the date of closing.

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

The pro forma financial information for fiscal year 2021 includes the elimination of $698 thousand acquisition costs incurred by the Company that are directly related to the acquisitions, and these costs have been reflected in the fiscal year 2020 financial information. Pro forma results of operations for the acquisitions closed in fiscal year 2022 have not been presented as the financial impact to the Company's consolidated financial statements is immaterial.

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

8. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2022	2021
Accounts receivable, gross	$82,965	$88,938
Less: Allowance for credit losses and revenue reserves	(1,536)	(1,010)
Accounts receivable, net	$81,429	$87,928

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2022	2021
Prepaid expenses	$4,195	$3,843
Income tax receivable	131	3,541
Other assets	598	546
Total	$4,924	$7,930

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2022	2021
Computer equipment	$14,929	$12,997
Software	11,420	11,901
Furniture and fixtures	2,846	3,163
Leasehold improvements	3,011	3,016
Internal software development costs	43,992	39,279
Total property plant and equipment, gross	76,198	70,356
Less: Accumulated depreciation and amortization	(66,887)	(63,507)
Total property plant and equipment, net	$9,311	$6,849

Depreciation expense was $2.4 million, $1.8 million and $1.3 million for fiscal years 2022, 2021 and 2020. Amortization expense related to internal software development costs was $3.0 million, $2.6 million and $2.4 million for fiscal years 2022, 2021 and 2020.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2022	2021
Accrued media costs	$35,552	$41,226
Accrued professional service and other business expenses	13,513	10,550
Accrued compensation and related expenses	5,394	5,874
Total	$54,459	$57,650

9. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2022			June 30, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$91,629	$(52,449)	$39,180	$90,830	$(43,485)	$47,345
Content	43,056	(43,056)	—	43,056	(42,790)	266
Website/trade/domain names	25,302	(18,853)	6,449	25,102	(18,303)	6,799
Acquired technology and others	34,934	(30,867)	4,067	33,834	(29,067)	4,767
Total	$194,921	$(145,225)	$49,696	$192,822	$(133,645)	$59,177

Amortization of intangible assets was $11.6 million, $11.9 million and $7.8 million for fiscal years 2022, 2021 and 2020.

Future amortization expense for the Company’s intangible assets as of June 30, 2022 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2023	$11,122
2024	10,185
2025	8,045
2026	5,420
2027	4,473
Thereafter	10,451
Total	$49,696

Goodwill

The changes in the carrying amount of goodwill for fiscal years 2022 and 2021 were as follows (in thousands):

Goodwill
Balance at June 30, 2020	$80,677
Goodwill acquired (1)	40,368
Goodwill disposed (2)	(3,212)
Balance at June 30, 2021	117,833
Goodwill acquired (1)	3,308
Balance at June 30, 2022	$121,141

(1) Represents goodwill acquired associated with the business acquisitions of Modernize, FCE and Mayo Labs completed in fiscal year 2021, and two immaterial business acquisitions completed in fiscal year 2022. See Note 6, Acquisitions, for more information.

(2) Represents goodwill disposed associated with the business divestitures completed in fiscal year 2021. See Note 7, Divestitures, for more information.

10. Income Taxes

The components of (loss) income before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
US	$(6,022)	$29,433	$17,824
Foreign	260	(104)	862
Total	$(5,762)	$29,329	$18,686

The components of the (benefit from) provision for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Current:
Federal	$—	$(3)	$—
State	176	252	(3,110)
Foreign	195	187	218
Total current provision for (benefit from) income taxes	371	436	(2,892)
Deferred:
Federal	(1,032)	4,732	2,504
State	147	606	972
Foreign	—	—	—
Total deferred (benefit from) provision for income taxes	(885)	5,338	3,476
Total (benefit from) provision for income taxes	$(514)	$5,774	$584

The fiscal 2021 and 2020 provision for income taxes reconciliations have been recast to dollar amounts versus a percentage of income before taxes for comparability to the fiscal 2022 presentation. The reconciliation between the statutory federal income tax (benefit) expense and the Company’s effective tax (benefit) expense was as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Statutory federal tax	$(1,210)	$6,180	$3,924
States taxes, net of federal (benefit) expense	(314)	206	(2,124)
Foreign rate differential	11	59	390
Stock-based compensation benefit	(774)	(2,744)	(1,633)
Change in valuation allowance	(1,034)	671	(444)
Research and development credits	(1,174)	(1,131)	(759)
Disqualified compensation expense	1,806	2,219	993
Uncertain tax position	385	349	333
Business divestitures	—	—	(241)
Expired attributes	261	—	—
Foreign deferred adjustment	1,354	—	—
Other	175	(35)	145
Effective income tax	$(514)	$5,774	$584

The components of the long-term deferred tax assets and liabilities, net were as follows (in thousands):

	June 30,
	2022	2021
Noncurrent deferred tax assets:
Reserves and accruals	$1,019	$1,608
Stock-based compensation expense	3,400	3,841
Intangible assets	—	4,444
Net operating loss	34,684	30,440
Fixed assets	217	135
Tax credits	11,748	10,279
Operating lease liabilities	1,894	3,108
Other	39	38
Total noncurrent deferred tax assets	53,001	53,893
Valuation allowance - long-term	(7,160)	(8,193)
Noncurrent deferred tax assets, net	45,841	45,700

Noncurrent deferred tax liabilities:
Intangibles	(2)	—
Deferred acquisition costs	(215)	—
Operating lease right-of-use assets	(1,404)	(2,364)
Noncurrent deferred tax liabilities	(1,621)	(2,364)

Total deferred tax assets, net	$44,220	$43,336

The Company has a gross deferred tax asset balance of $44.2 million and $43.3 million as of June 30, 2022 and 2021, respectively. The Company has a valuation allowance of approximately $7.2 million and $8.2 million as of June 30, 2022, and 2021, respectively primarily related to deferred tax assets of a foreign subsidiary and California research and development tax credits. The Company continues to reassess the ability to realize its deferred tax assets on a quarterly basis, and if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

As of June 30, 2022 and 2021, the Company had a federal operating loss carryforward of approximately $138.1 million and $117.7 million. As of June 30, 2022 and 2021, the Company’s state operating loss carryforward was approximately $78.0 million and $70.4 million. With the exception of $54.7 million of federal net operating losses which can be carried forward indefinitely, the federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2034. The operating loss carryforward in the India jurisdiction was approximately $3.6 million which will begin to expire on June 30, 2023. The Company has federal and California research and development tax credit carry-forwards of approximately $7.3 million and $10.3 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2034, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Balance at the beginning of the year	$4,756	$4,236	$3,727
Gross increases - current period tax positions	542	535	406
Gross increases - prior period tax positions	—	—	106
Gross decreases - prior period tax positions	—	(7)	—
Reductions as a result of lapsed statute of limitations	(2)	(8)	(3)
Balance at the end of the year	$5,296	$4,756	$4,236

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s (benefit from) provision for income taxes. As of June 30, 2022, the Company has accrued $1.4 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as a noncurrent liability in the Company’s consolidated balance sheet.

As of June 30, 2022, unrecognized tax benefits of $2.9 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions and is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2013. As of June 30, 2022, the tax years 2013 through 2020 remain open in the U.S., and the tax years 2015 through 2019 remain open in various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from our examinations.

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

The components of lease expense for fiscal years 2022, 2021 and 2020 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Operating lease expense	$5,172	$5,247	$3,940
Short-term lease expense	619	785	1,119
Variable lease expense (1)	676	571	580
Total lease expense	$6,467	$6,603	$5,639

(1)	Variable lease expense for fiscal years 2022, 2021 and 2020 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Fiscal Year Ended June 30,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,206	$6,066	$3,675

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$564	$6,981	$423

Weighted average remaining lease term - operating leases	1.9 years	2.7 years	3.2 years
Weighted average discount rate - operating leases	5.1%	5.0%	4.6%

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

Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023	$5,855
2024	3,797
2025	860
2026	71
2027	—
Thereafter	—
Total minimum lease payments	$10,583
Less imputed interest	(1,659)
Present value of net minimum lease payments	$8,924
Operating lease liabilities:
Current	5,066
Noncurrent	3,858
Total	$8,924

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.2 million as of June 30, 2022, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

12. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2022 and June 30, 2021.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2022 and June 30, 2021.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.

13. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. In fiscal year 2022, the Company repurchased 1,652,043 shares of its common stock at an average price of $10.23 per share, at a total cost of $16.9 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of June 30, 2022, approximately $23.1 million remained available for stock repurchases pursuant to the board authorization.

Retirement of Treasury Stock

In fiscal year 2022, the Company retired 1,652,043 shares of its common stock with a carrying value of $16.9 million (including 170,197 shares for $1.7 million that were repurchased but not settled as of June 30, 2022). The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

14. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2022, 2021 and 2020, the Company recorded stock-based compensation expense of $18.5 million, $19.6 million and $16.7 million. In fiscal years 2022, 2021 and 2020, the Company recognized tax benefits related to stock-based compensation of $0.8 million, $2.6 million and $1.6 million, which are reflected in the Company’s benefit from (provision for) income taxes.

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

An aggregate of 23,125,612 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2022, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance was increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 13,286,740 shares available for issuance under the 2010 Incentive Plan as of June 30, 2022.

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

An aggregate of 4,598,838 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2022. This amount was increased annually through July 1, 2019, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 2,160,500 shares available for issuance under the Directors’ Plan as of June 30, 2022.

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

The weighted-average Black-Scholes model assumptions and the weighted-average grant date fair value of stock options in fiscal years 2022, 2021 and 2020 were as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Expected term (in years)	4.4	4.5	4.3
Expected volatility	58%	61%	58%
Expected dividend yield	—	—	—
Risk-free interest rate	1.0%	0.6%	1.4%
Grant date fair value	$8.12	$7.85	$5.30

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans in fiscal years 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2020	1,596,853	$5.25	3.18	$8,892
Granted	106,186	16.28
Exercised	(758,447)	5.64
Forfeited	(17,051)	9.28
Expired	(9,448)	8.89
Outstanding at June 30, 2021	918,093	$6.10	2.89	$11,578
Granted	58,420	17.38
Exercised	(412,941)	4.48
Forfeited	(9,134)	11.36
Expired	(6,819)	13.78
Outstanding at June 30, 2022	547,619	$8.33	2.76	$2,110
Vested and expected-to-vest at June 30, 2022 (1)	538,186	$8.17	2.71	$2,109
Vested and exercisable at June 30, 2022	440,250	$6.19	2.06	$2,106

(1)	The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes outstanding and exercisable stock options by range of exercise price as of June 30, 2022:

	Options Outstanding			Options Exercisable
Range or Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.40 - $3.40	50,000	1.59	$3.40	50,000	$3.40
$3.63 - $3.63	137,125	1.08	$3.63	137,125	$3.63
$4.01 - $4.01	103,675	2.06	$4.01	103,128	$4.01
$5.80 - $7.20	66,666	0.70	$6.06	66,666	$6.06
$9.69 - $11.71	61,586	5.17	$11.49	33,734	$11.35
$11.98 - $17.16	25,329	3.76	$13.74	20,554	$13.71
$18.32 - $18.32	50,000	6.07	$18.32	11,458	$18.32
$18.35 - $18.35	1,890	3.01	$18.35	1,654	$18.35
$20.73 - $20.73	50,000	5.83	$20.73	14,583	$20.73
$24.46 - $24.46	1,348	5.61	$24.46	1,348	$24.46
$3.40 - $24.46	547,619	2.76	$8.33	440,250	$6.19

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised in fiscal years 2022, 2021 and 2020 (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Intrinsic value	$4,262	$9,408	$6,145
Cash received	1,850	4,279	4,480
Tax benefit	725	1,569	894

As of June 30, 2022, there was $0.8 million of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted-average period of 2.7 years.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans in fiscal years 2022 and 2021:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2020	1,842,378	$12.37	1.11	$18,794
Granted	1,026,425	13.28
Vested	(872,952)	11.83
Forfeited	(118,211)	14.14
Outstanding at June 30, 2021	1,877,640	$12.97	1.26	$34,039
Granted	1,134,351	16.05
Vested	(751,246)	13.34
Forfeited	(370,264)	14.68
Outstanding at June 30, 2022	1,890,481	$14.33	1.32	$19,018

As of June 30, 2022, there was $18.9 million of total unrecognized compensation expense related to service-based RSUs.

Market-Based Restricted Stock Unit Activity

The following table summarizes the market-based RSU activity under the 2010 Incentive Plan in fiscal years 2022 and 2021:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2020	27,346	$5.61	0.52	$763
Granted	—	—
Vested	(20,507)	4.60
Forfeited	(2,999)	8.90
Outstanding at June 30, 2021	3,840	$8.43	0.37	$919
Granted	—	—
Vested	(3,783)	8.45
Forfeited	(57)	7.01
Outstanding at June 30, 2022	—	$—	—	$—

As of June 30, 2022, there was no unrecognized compensation expense remaining related to market-based RSUs.

Performance-Based Restricted Stock Unit Activity

The following table summarizes the performance-based RSU activity under the 2010 Incentive Plan in fiscal years 2022 and 2021:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2020	1,097,642	$12.37	1.30	$11,481
Granted	704,485	18.58
Vested	(418,464)	13.37
Forfeited	(125,325)	13.89
Outstanding at June 30, 2021	1,258,338	$16.10	1.19	$23,380
Granted	754,572	10.06
Vested	(539,108)	16.15
Forfeited	(249,825)	13.74
Outstanding at June 30, 2022	1,223,977	$13.32	1.12	$12,313

As of June 30, 2022, there was $4.5 million of total unrecognized compensation expense related to performance-based RSUs.

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

As of June 30, 2022, the Company has not issued any shares of common stock under the 2021 ESPP.

ESPP employee payroll contributions accrued as of June 30, 2022 were $0.9 million, and are included within accrued liabilities on the Company’s consolidated balance sheet. Payroll contributions accrued as of June 30, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on August 24, 2022.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:
Fiscal Year Ended June 30, 2022
Expected term (in years)	0.5 - 2.0
Expected volatility	48% - 64%
Expected dividend yield	—
Risk-free interest rate	0.3% - 1.0%
Grant date fair value	$3.72 - $5.33

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Net revenue:
United States	$559,984	$566,589	$475,208
International	22,115	11,898	15,131
Total net revenue	$582,099	$578,487	$490,339

	June 30,
	2022	2021
Property and equipment, net:
United States	$9,095	$6,672
International	216	177
Total property and equipment, net	$9,311	$6,849

	June 30,
	2022	2021
Other intangible assets, net:
United States	$49,696	$59,177
International	—	—
Total other intangible assets, net	$49,696	$59,177

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosures and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2022.

The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that the majority of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2022.

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

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue (1)	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts
Fiscal year 2020	$10,298	$630	$(751)	$10,177
Fiscal year 2021	$10,177	$393	$(9,560)	$1,010
Fiscal year 2022	$1,010	$581	$(55)	$1,536

Deferred tax asset valuation allowance
Fiscal year 2020	$8,346	$(784)	$(39)	$7,523
Fiscal year 2021	$7,523	$387	$283	$8,193
Fiscal year 2022	$8,193	$9	$(1,042)	$7,160

(1)	Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales returns are charged against revenue.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.	8-K	001-34628	2.1	November 8, 2010

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-163228	3.2	December 22, 2009

3.2	Bylaws.	S-1/A	333-163228	3.4	December 22, 2009

4.1	Form of QuinStreet, Inc.’s Common Stock Certificate.	S-1/A	333-163228	4.1	January 14, 2010

10.1+	QuinStreet, Inc. 2008 Equity Incentive Plan.	S-1	333-163228	10.1	November 19, 2009

10.2+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).	S-1	333-163228	10.2	November 19, 2009

10.3+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).	S-1	333-163228	10.3	November 19, 2009

10.4+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).	S-1	333-163228	10.4	November 19, 2009

10.5+	QuinStreet, Inc. 2010 Equity Incentive Plan.	S-8	333-165534	99.9	March 17, 2010

10.6+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).	S-8	333-165534	99.10	March 17, 2010

10.7+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).	S-8	333-165534	99.11	March 17, 2010

10.8+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.8	August 23, 2012

10.9+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.9	August 23, 2012

10.10+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).	10-K	001-34628	10.10	August 20, 2013

10.11+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.12	March 17, 2010

10.12+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.13	March 17, 2010

10.13+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.14	March 17, 2010

10.15+	Annual Incentive Plan.	S-1/A	333-163228	10.12	January 14, 2010

10.16	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.	10-Q	001-34628	10.1	November 8, 2011

10.17	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Guaranty dated as of February 15, 2013.	10-Q	001-34628	10.1	February 15, 2013

10.18	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.	10-Q	001-34628	10.1	May 12, 2010

10.19+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.	S-1/A	333-163228	10.19	January 26, 2010

10.20	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.	8-K	001-34628	10.1	June 27, 2012

10.26	Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of July 17, 2014, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	July 22, 2014

10.27+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.27	September 12, 2014

10.28+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.	10-Q	001-34628	10.1	February 6, 2015

10.29	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	June 12, 2015

10.30+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.30	August 19, 2015

10.31	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.	10-Q	001-34628	10.1	February 9, 2016

10.32	Form of Change in Control Severance Agreement.	10-Q	001-34628	10.1	November 9, 2016

10.33+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.33	September 8, 2017

10.34+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.34	September 8, 2017

10.35	Amended Office Lease Metro Center, dated February 25, 2010 between the registrant and CA-Metro Center Limited Partnership	10-K	001-34628	10.35	September 12, 2018

10.36#	Share Purchase Agreement between QuinStreet, Inc., AmOne Corp., and Rod Romero dated October 1, 2018.	8-K	001-34628	2.1	October 5, 2018

10.37+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for non-executive officer employees).	10-Q	001-34628	10.36	November 9, 2018

10.38+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for executive officer).	10-Q	001-34628	10.37	November 9, 2018

10.39+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for employees with a Change in Control Severance Agreement).	10-Q	001-34628	10.38	November 9, 2018

10.40+	QuinStreet, Inc. 2021 Employee Stock Purchase Plan	S-8	333-260769	99.1	November 4, 2021

23.1*	Consent of Independent Registered Public Accounting Firm (PCAOB ID 238)

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

#

The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. QuinStreet, Inc. will furnish copies of such schedules to the SEC upon its request; provided, however, that QuinStreet, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2022.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and	August 22, 2022
Douglas Valenti	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer	August 22, 2022
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Asmau Ahmed	Director	August 22, 2022
Asmau Ahmed

/s/ Anna Fieler	Director	August 22, 2022
Anna Fieler

/s/ Matthew Glickman	Director	August 22, 2022
Matthew Glickman

/s/ Stuart Huizinga	Director	August 22, 2022
Stuart Huizinga

/s/ David Pauldine	Director	August 22, 2022
David Pauldine

/s/ Andrew Sheehan	Director	August 22, 2022
Andrew Sheehan

/s/ James Simons	Director	August 22, 2022
James Simons

/s/ Hillary Smith	Director	August 22, 2022
Hillary Smith