Form 10-Q
period 2022-09-30
QUINSTREET, INC
filed 2022-11-04
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of common stock outstanding as of October 28, 2022: 53,640,348

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$88,382	$96,439
Accounts receivable, net of allowances and reserves of $1,637 and $1,536 as of September 30, 2022 and June 30, 2022, respectively	75,487	81,429
Prepaid expenses and other assets	5,212	4,924
Total current assets	169,081	182,792
Property and equipment, net	11,229	9,311
Operating lease right-of-use assets	6,073	6,801
Goodwill	121,141	121,141
Other intangible assets, net	46,874	49,696
Deferred tax assets, noncurrent	45,042	44,220
Other assets, noncurrent	6,087	5,948
Total assets	$405,527	$419,909

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,916	$42,410
Accrued liabilities	51,054	54,459
Deferred revenue	48	341
Other liabilities	12,359	12,369
Total current liabilities	104,377	109,579
Operating lease liabilities, noncurrent	2,891	3,858
Other liabilities, noncurrent	15,003	20,472
Total liabilities	122,271	133,909
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 53,549,167 and 53,356,875 shares issued and outstanding as of September 30, 2022 and June 30, 2022	54	53
Additional paid-in capital	318,199	316,422
Accumulated other comprehensive loss	(266)	(261)
Accumulated deficit	(34,731)	(30,214)
Total stockholders' equity	283,256	286,000
Total liabilities and stockholders' equity	$405,527	$419,909

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net revenue	$143,593	$159,608
Cost of revenue (1)	131,245	141,505
Gross profit	12,348	18,103
Operating expenses: (1)
Product development	6,826	4,625
Sales and marketing	3,100	2,906
General and administrative	7,319	6,634
Operating (loss) income	(4,897)	3,938
Interest income	7	—
Interest expense	(226)	(273)
Other (expense) income, net	(23)	4
(Loss) income before income taxes	(5,139)	3,669
Benefit from (provision for) income taxes	622	(576)
Net (loss) income	$(4,517)	$3,093
Net (loss) income per share:
Basic	$(0.08)	$0.06
Diluted	$(0.08)	$0.06
Weighted-average shares used in computing net (loss) income per share:
Basic	53,350	53,993
Diluted	53,350	55,789

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,119	$1,821
Product development	765	606
Sales and marketing	652	732
General and administrative	1,734	1,747

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Net (loss) income	$(4,517)	$3,093
Other comprehensive loss:
Foreign currency translation adjustment	(5)	—
Total other comprehensive loss	(5)	—
Comprehensive (loss) income	$(4,522)	$3,093

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	53,356,875	$53	—	$—	$316,422	$(261)	$(30,214)	$286,000
Issuance of common stock upon exercise of stock options	37,855	—	—	—	236	—	—	236
Release of restricted stock, net of share settlement	302,167	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	137,914	—	—	—	1,324	—	—	1,324
Stock-based compensation expense	—	—	—	—	5,284	—	—	5,284
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(2,016)	—	—	(2,016)
Repurchase of common stock	—	—	(285,644)	(3,050)	—	—	—	(3,050)
Retirement of treasury stock	(285,644)	—	285,644	3,050	(3,050)	—	—	—
Net loss	—	—	—	—	—	—	(4,517)	(4,517)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Balances at September 30, 2022	53,549,167	$54	—	$—	$318,199	$(266)	$(34,731)	$283,256

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2021	53,786,363	$54	—	$—	$320,315	$(255)	$(24,966)	$295,148
Issuance of common stock upon exercise of stock options	92,204	—	—		395	—	—	395
Release of restricted stock, net of share settlement	330,047	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,906	—	—	4,906
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(3,847)	—	—	(3,847)
Net income	—	—	—	—	—	—	3,093	3,093
Other comprehensive income	—	—	—	—	—	—	—	—
Balances at September 30, 2021	54,208,614	$54	—	$—	$321,769	$(255)	$(21,873)	$299,695

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net (loss) income	$(4,517)	$3,093
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,362	4,200
Provision for sales returns and doubtful accounts receivable	120	200
Stock-based compensation	5,270	4,906
Non-cash lease expense	(262)	(230)
Deferred income taxes	(802)	555
Other adjustments, net	(147)	84
Changes in assets and liabilities:
Accounts receivable	5,822	(693)
Prepaid expenses and other assets	(426)	(559)
Accounts payable	(1,868)	3,161
Accrued liabilities	(1,594)	(8,965)
Deferred revenue	(293)	1
Net cash provided by operating activities	5,665	5,753
Cash Flows from Investing Activities
Capital expenditures	(476)	(409)
Internal software development costs	(2,561)	(965)
Net cash used in investing activities	(3,037)	(1,374)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,560	393
Payment of withholding taxes related to release of restricted stock, net of share settlement	(2,016)	(3,847)
Post-closing payments and contingent consideration related to acquisitions	(5,494)	(5,310)
Repurchase of common stock	(4,731)	—
Net cash used in financing activities	(10,681)	(8,764)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(5)
Net decrease in cash, cash equivalents and restricted cash	(8,057)	(4,390)
Cash, cash equivalents and restricted cash at beginning of period	96,453	110,333
Cash, cash equivalents and restricted cash at end of period	$88,396	$105,943
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$88,382	$105,928
Restricted cash included in other assets, noncurrent	14	15
Total cash, cash equivalents and restricted cash	$88,396	$105,943
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$73	$25
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,036	562
Retirement of treasury stock (See Note 11)	(3,050)	—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2022 and for the three months ended September 30, 2022 and 2021 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on August 22, 2022. The condensed consolidated balance sheet at June 30, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at September 30, 2022, its condensed consolidated statements of stockholders’ equity, operations and comprehensive (loss) income for the three months ended September 30, 2022 and 2021 and condensed consolidated statements of cash flows for the three months ended September 30, 2022 and 2021. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes to our significant accounting policies as of and for the three months ended September 30, 2022.

Accounts Receivable and Allowances

The Company’s accounts receivable are derived from clients located principally in the United States. The Company performs ongoing credit evaluation of its customers and generally does not require collateral. The Company makes estimates of expected credit losses for the allowance for doubtful accounts and allowance for unbilled receivables based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

The allowance for credit losses on accounts receivable was $0.1 million as of both September 30, 2022 and June 30, 2022. The revenue reserve was $1.5 million and $1.4 million as of September 30, 2022 and June 30, 2022, respectively. The total allowance for credit losses and revenue reserve was $1.6 million and $1.5 million as of September 30, 2022 and June 30, 2022, respectively.

Concentrations of Credit Risk

The Company had one client that accounted for 25% and 15% of net revenue for the three months ended September 30, 2022 and 2021. That same client accounted for 17% and 16% of net accounts receivable as of September 30, 2022 and June 30, 2022. No other clients accounted for 10% or more of net revenue for the three months ended September 30, 2022 or 2021 or 10% or more of net accounts receivable as of September 30, 2022 or June 30, 2022.

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

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Net revenue:
Financial Services	$94,990	$117,912
Home Services	46,733	39,986
Other Revenue	1,870	1,710
Total net revenue	$143,593	$159,608

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	September 30,	June 30,
	2022	2022
Deferred revenue	$48	$341
Client deposits	1,093	1,163
Total	$1,141	$1,504

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the three months ended September 30, 2022 related to advance consideration received from clients of $1.1 million, offset by revenue recognized of $1.5 million.

4. Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options, unvested restricted stock units, and shares issuable related to the employee stock purchase plan (“ESPP”) using the treasury stock method.

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended
	September 30,
	2022	2021
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(4,517)	$3,093
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net (loss) income per share	53,350	53,993
Diluted:
Weighted average shares of common stock used in computing basic net (loss) income per share	53,350	53,993
Weighted average effect of dilutive securities:
Stock options	—	575
Restricted stock units	—	1,221
Shares issuable related to the ESPP	—	—
Weighted average shares of common stock used in computing diluted net (loss) income per share	53,350	55,789
Net (loss) income per share:
Basic	$(0.08)	$0.06
Diluted (1)	$(0.08)	$0.06
Securities excluded from weighted-average shares used in computing diluted net (loss) income per share because the effect would have been anti-dilutive (2)	4,236	202

(1)

Diluted net loss per share for the three months ended September 30, 2022 does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net losses incurred. The assumed issuance of any additional shares would be anti-dilutive.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2022				June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,379	$—	$—	$1,379	$4,404	$—	$—	$4,404
Total	$1,379	$—	$—	$1,379	$4,404	$—	$—	$4,404
Liabilities:
Post-closing payments related to acquisitions	$—	$23,304	$—	$23,304	$—	$28,437	$—	$28,437
Contingent consideration related to acquisitions	—	—	1,420	1,420	—	—	1,787	1,787
Total	$—	$23,304	$1,420	$24,724	$—	$28,437	$1,787	$30,224

Reported as:
Cash and cash equivalents				$1,379				$4,404
Other Liabilities:
Current				$12,359				$12,369
Noncurrent				12,365				17,855
Total				$24,724				$30,224

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets and are classified as Level 1 within the fair value hierarchy.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to two immaterial acquisitions completed in fiscal year 2022, and the acquisitions of Modernize, Inc. (“Modernize”), FC Ecosystem, LLC (“FCE”), Mayo Labs, LLC (“Mayo Labs”) and CloudControlMedia, LLC (“CCM”) completed in fiscal years 2021 and 2019. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the acquisitions.

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

The following table represents the changes in the contingent consideration during the three months ended September 30, 2022 (in thousands):

Three Months Ended
September 30, 2022
Balance at the beginning of period	$1,787
Changes in fair value during the period	—
Payments made during the period	(367)
Balance at the end of period	$1,420

6. Acquisitions

In the first quarter of fiscal year 2021, the Company completed the acquisition of Modernize, a leading home improvement performance marketing company in the home services client vertical, to broaden its customer and media relationships. In exchange for all the outstanding shares of Modernize, the Company paid $43.9 million in cash upon closing (including $3.9 million cash for net assets acquired subject to post-closing adjustments) and will make $27.5 million in post-closing payments, payable in equal annual installments over a five-year period, with the first annual installment paid in the first quarter of fiscal year 2022.

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

7. Goodwill and Intangible Assets, Net

Goodwill

As of September 30, 2022 and June 30, 2022, the Company had goodwill of $121.1 million. There were no impairments to goodwill during the three months ended September 30, 2022.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2022			June 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$91,629	$(54,639)	$36,990	$91,629	$(52,449)	$39,180
Content	43,056	(43,056)	—	43,056	(43,056)	—
Website/trade/domain names	25,302	(19,000)	6,302	25,302	(18,853)	6,449
Acquired technology and others	34,934	(31,352)	3,582	34,934	(30,867)	4,067
Total	$194,921	$(148,047)	$46,874	$194,921	$(145,225)	$49,696

Amortization of intangible assets was $2.8 million and $3.0 million for the three months ended September 30, 2022 and 2021.

Future amortization expense for the Company’s intangible assets as of September 30, 2022 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2023 (remaining nine months)	$8,300
2024	10,185
2025	8,046
2026	5,421
2027	4,470
Thereafter	10,452
Total	$46,874

8. Income Taxes

In the first quarter of fiscal year 2023, President Biden signed into law the CHIPS and Science Act and the Inflation Reduction Act. The new legislation provides tax incentives as well as imposes a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. The new legislation is effective for the Company in the third quarter of fiscal year 2023. The Company is currently assessing the impact the new legislation will have on the consolidated financial statements.

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $0.6 million and a provision for income taxes of $0.6 million for the three months ended September 30, 2022, and 2021. The change from an income tax provision to an income tax benefit was primarily due to the changes in the amount of pre-tax income or loss and the Company’s estimated annual effective tax rate.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of September 30, 2022, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

Additionally, in the event that the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.

9. Leases

The Company has operating leases primarily for its office facilities. The leases expire at various dates through fiscal year 2028, some of which include options to renew, with renewal terms of up to 5 years. The Company does not include any renewal options in the lease terms for calculating lease liability, as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain that it will exercise these renewal options at the time of the lease commencement.

The components of lease expense for the three months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Operating lease expense	$1,226	$1,301
Short-term lease expense	169	169
Variable lease expense (1)	143	120
Total lease expense	$1,538	$1,590

(1)	Variable lease expense for the three months ended September 30, 2022 and 2021 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,470	$1,531

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$328	$—

Weighted average remaining lease term - operating leases	1.8 years	2.5 years
Weighted average discount rate - operating leases	5.1%	5.0%

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

Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remaining nine months)	$4,416
2024	3,858
2025	923
2026	147
2027	79
Thereafter	34
Total minimum lease payments	9,457
Less imputed interest	(1,524)
Present value of net minimum lease payments	$7,933
Operating lease liabilities:
Current	$5,042
Noncurrent	2,891
Total	$7,933

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.2 million as of September 30, 2022, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

10. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2022 and June 30, 2022.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2022 and June 30, 2022.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.

11. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. During the three months ended September 30, 2022, the Company repurchased and retired 285,644 shares of its common stock at an average price of $10.65 per share, at a total cost of $3.1 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of September 30, 2022, approximately $20.0 million remained available for stock repurchases pursuant to the board authorization.

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

As of September 30, 2022, 23,125,612 shares were reserved and 11,653,556 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,157,991 shares were available for issuance under the Directors’ Plan.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted-average Black-Scholes model assumptions for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,
	2022	2021
Expected term (in years)	3.5	4.5
Expected volatility	55%	58%
Expected dividend yield	—	—
Risk-free interest rate	3.0%	0.8%
Grant date fair value	$5.44	$8.66

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

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). During the three months ended September 30, 2022, 137,914 shares of common stock were purchased under the 2021 ESPP. As of September 30, 2022, 2,027,085 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of September 30, 2022 were $0.3 million, and are included within accrued liabilities on the Company’s condensed consolidated balance sheet. Payroll contributions accrued as of September 30, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on February 24, 2023.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

Three Months Ended
September 30, 2022
Expected term (in years)	0.5 - 2.0
Expected volatility	48% - 57%
Expected dividend yield	—
Risk-free interest rate	2.9% - 3.0%
Grant date fair value	$3.77 - $5.53

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Net revenue:
United States	$140,814	$154,483
International	2,779	5,125
Total net revenue	$143,593	$159,608

	September 30,	June 30,
	2022	2022
Property and equipment, net:
United States	$11,012	$9,095
International	217	216
Total property and equipment, net	$11,229	$9,311

	September 30,	June 30,
	2022	2022
Other intangible assets, net:
United States	$46,874	$49,696
International	—	—
Total other intangible assets, net	$46,874	$49,696

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

Our financial services client vertical represented 66% and 74% of net revenue for the three months ended September 30, 2022 and 2021. Our home services client vertical represented 33% and 25% of net revenue for the three months ended September 30, 2022 and 2021. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for the three months ended September 30, 2022 and 2021. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 25% and 15% of our net revenue for the three months ended September 30, 2022 and 2021. No other client accounted for 10% or more of our net revenue for the three months ended September 30, 2022 or 2021.

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

Our business also benefits from more spending by clients in digital media and performance marketing as digital marketing continues to evolve.

Acquisitions

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

An example of a regulation that may affect our business is the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing calls. Our clients may make business decisions based on their own experiences with the TCPA regardless of our products and compliance practices. Those decisions may negatively affect our revenue and profitability.

COVID-19

We continue to monitor the impacts from the COVID-19 pandemic that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. Even after the initial COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. Furthermore, we may experience disruptions to our business operations resulting from supply chain disruptions affecting auto insurance carrier budgets which could have a material adverse impact on our business, financial condition, operating results and cash flows. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of September 30, 2022; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

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

For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2022		2021
	(In thousands, except percentages)
Net revenue	$143,593	100.0%	$159,608	100.0%
Cost of revenue (1)	131,245	91.4	141,505	88.7
Gross profit	12,348	8.6	18,103	11.3
Operating expenses: (1)
Product development	6,826	4.7	4,625	2.9
Sales and marketing	3,100	2.2	2,906	1.8
General and administrative	7,319	5.1	6,634	4.1
Operating (loss) income	(4,897)	(3.4)	3,938	2.5
Interest income	7	—	—	—
Interest expense	(226)	(0.2)	(273)	(0.2)
Other (expense) income, net	(23)	—	4	—
(Loss) income before income taxes	(5,139)	(3.6)	3,669	2.3
Benefit from (provision for) income taxes	622	0.5	(576)	(0.4)
Net (loss) income	$(4,517)	(3.1)%	$3,093	1.9%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,119	1.5%	$1,821	1.1%
Product development	765	0.5	606	0.4
Sales and marketing	652	0.5	732	0.5
General and administrative	1,734	1.2	1,747	1.1

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2022	2021	% Change
	(In thousands)
Net revenue	$143,593	$159,608	(10%)
Cost of revenue	131,245	141,505	(7%)
Gross profit	$12,348	$18,103	(32%)

Net Revenue

Net revenue decreased by $16.0 million, or 10%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Revenue from our financial services client vertical decreased by $22.9 million, or 19%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by insurance carriers to address profitability concerns caused by higher incident rates, inflation, and higher costs to repair and replace vehicles. This is offset by an increase in revenue in our credit-driven businesses due to increased client budgets and some economic recovery from the impact of the COVID-19 pandemic. Revenue from our home services client vertical increased by $6.7 million, or 17%, primarily as a result of increased client budgets and successful implementation of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $1.9 million of revenue for the three months ended September 30, 2022, as compared to $1.7 million of revenue for the three months ended September 30, 2021.

Cost of Revenue and Gross Profit Margin

Cost of revenue decreased by $10.3 million, or 7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by decreased media and marketing costs of $14.8 million, offset by increased personnel costs of $4.1 million. The decrease in media and marketing costs was associated with lower revenue volumes. The increase in personnel costs was mainly attributable to higher headcount and the impact of our annual compensation increase. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 9% and 11% for the three months ended September 30, 2022 and 2021. The decrease in gross profit margin was primarily attributable to increased personnel costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2022	2021	% Change
	(In thousands)
Product development	$6,826	$4,625	48%
Sales and marketing	3,100	2,906	7%
General and administrative	7,319	6,634	10%
Operating expenses	$17,245	$14,165	22%

Product Development Expenses

Product development expenses increased by $2.2 million, or 48%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily attributable to increased personnel costs of $1.8 million due to higher headcount, and increased professional services costs of $0.4 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.2 million, or 7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to increased personnel costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 10%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to increased personnel costs of $0.4 million and increased professional services costs of $0.3 million.

Benefit from (Provision for) Income Taxes

	Three Months Ended
	September 30,
	2022	2021
	(In thousands)
Benefit from (provision for) income taxes	$622	$(576)

As of September 30, 2022, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable.

We recorded a benefit from income taxes of $0.6 million and a provision for income taxes of $0.6 million for the three months ended September 30, 2022 and 2021. The change from an income tax provision to an income tax benefit was primarily due to the changes in the amount of pre-tax income or loss and the Company’s estimated annual effective tax rate.

Liquidity and Capital Resources

As of September 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $88.4 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors canceled our prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. During the three months ended September 30, 2022, we repurchased and retired 285,644 shares of our common stock at an average price of $10.65 per share, at a total cost of $3.1 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of September 30, 2022, approximately $20.0 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$5,665	$5,753
Net cash used in investing activities	(3,037)	(1,374)
Net cash used in financing activities	(10,681)	(8,764)

Operating Activities

Cash flows from operating activities are primarily the result of our net (loss) income adjusted for depreciation and amortization, provision for or benefit from sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes and changes in working capital components.

Cash provided by operating activities was $5.7 million for the three months ended September 30, 2022, compared to cash provided by operating activities of $5.8 million for the three months ended September 30, 2021.

Cash provided by operating activities for the three months ended September 30, 2022 consisted of a net loss of $4.5 million, adjusted for non-cash adjustments of $8.5 million and changes in working capital accounts of $1.6 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $5.3 million, depreciation and amortization expense of $4.4 million, and an increase in deferred tax assets of $0.8 million primarily due to benefit from income taxes recorded for the first quarter of fiscal year 2023. The changes in working capital accounts were primarily attributable to a decrease in accounts receivable of $5.8 million, offset by a decrease in accounts payable of $1.9 million and a decrease in accrued liabilities of $1.6 million. The decreases in accounts receivable, accrued liabilities and accounts payable were primarily due to lower revenue levels in the two months ended September 30, 2022 as compared to the two months ended September 30, 2021, and the timing of receipts and payments.

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

Cash used in investing activities was $3.0 million for the three months ended September 30, 2022, compared to cash used in investing activities of $1.4 million for the three months ended September 30, 2021.

Cash used in investing activities in the three months ended September 30, 2022 was due to internal software development costs of $2.6 million and capital expenditures of $0.5 million.

Cash used in investing activities in the three months ended September 30, 2021 was due to internal software development costs of $1.0 million and capital expenditures of $0.4 million.

Financing Activities

Cash flows from financing activities generally include repurchases of common stock, payment of withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options and issuance of common stock under employee stock purchase plan, and post-closing payments related to business acquisitions.

Cash used in financing activities was $10.7 million for the three months ended September 30, 2022, compared to cash used in financing activities of $8.8 million for the three months ended September 30, 2021.

Cash used in financing activities in the three months ended September 30, 2022 was due to payment of post-closing payments related to acquisitions of $5.5 million, repurchases of common stock of $4.7 million, and the payment of withholding taxes related to the release of restricted stock, net of share settlement of $2.0 million, offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $1.6 million.

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

Contractual Obligations

Our contractual obligations primarily consist of operating leases, post-closing payments and contingent consideration payments recognized from our acquisitions. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. For example, macroeconomic conditions such as an economic downturn or a recession in the United States or other countries or public health crises such as the COVID-19 pandemic and the Russia-Ukraine military conflict have impacted and may continue to impact our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decided not to continue to place marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 25% of our net revenue for the three months ended September 30, 2022. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of legal requirements. For our dispositioned assets or businesses, we retain certain liabilities or obligations in connection with our pre-closing actions or omissions, contractual or otherwise. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states; and, in the first quarter of fiscal year 2021, we dispositioned our education client vertical. Because our subsidiary CCM provides performance marketing agency and technology services to clients in financial services, education and other markets, we may still be subject to investigations, audits, inquiries, claims or litigation related to education. If any audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, the COVID-19 pandemic and the Russian-Ukraine military conflict have in the short-run, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of pandemics, military conflicts or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

•	changes in client volume;
•	loss of or reduced demand by existing clients and agencies;
•	the availability and price of quality media;
•	consolidation of media sources;
•	seasonality;
•	development and implementation of our media strategies and client initiatives;
•	changes in our revenue mix and shifts in margins related to changes in our media, client, or corporate development strategies;

•	changes in interest rates or increasing inflation;
•	an economic recession in the United States or other countries;
•	changes in Internet search engine algorithms that affect our owned and operated and our third-party publishers’ websites ability to attract and retain Internet visitors; and
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

The trading price of our common stock has been volatile since our initial public offering and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and other factors such as:

•	our ability to grow our revenues and adjusted EBITDA margin and to manage any such growth effectively;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements about our revenue, earnings or other financial results, including outlook, that are not in line with analyst expectations;
•	an economic recession in the United States or other countries;
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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of September 30, 2022, approximately $20.0 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Furthermore, we may experience disruptions to our business operations resulting from supply chain disruptions affecting auto insurance carrier budgets which could have a material adverse impact on our business, financial condition, operating results and cash flows.

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business, financial condition, operating results and cash flows, it may also have the effect of heightening or exacerbating many of the other risks described in these risk factors, such as those relating to a reduction in online marketing spend by our clients, a loss of clients or lower advertising yields, our dependence on third-party publishers including strategic partners, risks with respect to counterparties, annual and quarterly fluctuations in our results of operations, the impact of interest rate volatility on our visitor traffic, internal control over financial reporting, seasonal fluctuations, our ability to collect our receivables from our clients and risks relating to our ability to raise additional capital when and as needed. Even after the initial COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

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

The following table summarizes the stock repurchase activity that took place in the open market during the first quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares May Yet Be Purchased Under the Share Repurchase Program
July 1, 2022 - July 31, 2022	285,644	$10.65	285,644	$20,000,107
August 1, 2022 - August 31, 2022	—	—	—	20,000,107
September 1, 2022 - September 30, 2022	—	—	—	20,000,107
Total	285,644	$10.65	285,644

(1)	Excludes $0.03 per share broker commission.

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
Date: November 4, 2022