Form 10-Q
period 2022-12-31
QUINSTREET, INC
filed 2023-02-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Number of shares of common stock outstanding as of January 31, 2023: 53,805,821

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$79,104	$96,439
Accounts receivable, net of allowances and reserves of $2,007 and $1,536 as of December 31, 2022 and June 30, 2022, respectively	71,412	81,429
Prepaid expenses and other assets	5,214	4,924
Total current assets	155,730	182,792
Property and equipment, net	13,069	9,311
Operating lease right-of-use assets	4,989	6,801
Goodwill	121,141	121,141
Other intangible assets, net	44,170	49,696
Deferred tax assets, noncurrent	46,543	44,220
Other assets, noncurrent	6,251	5,948
Total assets	$391,893	$419,909

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,840	$42,410
Accrued liabilities	46,846	54,459
Deferred revenue	10	341
Other liabilities	11,478	12,369
Total current liabilities	96,174	109,579
Operating lease liabilities, noncurrent	1,741	3,858
Other liabilities, noncurrent	14,182	20,472
Total liabilities	112,097	133,909
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 53,804,545 and 53,356,875 shares issued and outstanding as of December 31, 2022 and June 30, 2022	54	53
Additional paid-in capital	322,720	316,422
Accumulated other comprehensive loss	(268)	(261)
Accumulated deficit	(42,710)	(30,214)
Total stockholders' equity	279,796	286,000
Total liabilities and stockholders' equity	$391,893	$419,909

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenue	$134,048	$125,331	$277,641	$284,939
Cost of revenue (1)	125,510	115,554	256,755	257,059
Gross profit	8,538	9,777	20,886	27,880
Operating expenses: (1)
Product development	7,174	4,861	14,000	9,486
Sales and marketing	3,166	2,834	6,266	5,740
General and administrative	7,370	9,635	14,689	16,269
Operating loss	(9,172)	(7,553)	(14,069)	(3,615)
Interest income	12	—	19	—
Interest expense	(213)	(267)	(439)	(540)
Other (expense) income, net	(9)	2	(32)	6
Loss before income taxes	(9,382)	(7,818)	(14,521)	(4,149)
Benefit from income taxes	1,403	2,190	2,025	1,614
Net loss	$(7,979)	$(5,628)	$(12,496)	$(2,535)
Net loss per share:
Basic	$(0.15)	$(0.10)	$(0.23)	$(0.05)
Diluted	$(0.15)	$(0.10)	$(0.23)	$(0.05)
Weighted-average shares used in computing net loss per share:
Basic	53,709	54,384	53,529	54,189
Diluted	53,709	54,384	53,529	54,189

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,113	$2,267	$4,232	$4,088
Product development	765	688	1,530	1,294
Sales and marketing	658	727	1,310	1,459
General and administrative	1,941	1,891	3,675	3,638

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net loss	$(7,979)	$(5,628)	$(12,496)	$(2,535)
Other comprehensive loss:
Foreign currency translation adjustment	(2)	—	(7)	—
Total other comprehensive loss	(2)	—	(7)	—
Comprehensive loss	$(7,981)	$(5,628)	$(12,503)	$(2,535)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2022	53,549,167	$54	—	$—	$318,199	$(266)	$(34,731)	$283,256
Issuance of common stock upon exercise of stock options	45,825	—	—	—	240	—	—	240
Release of restricted stock, net of share settlement	209,553	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,491	—	—	5,491
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,210)	—	—	(1,210)
Repurchase of common stock	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,979)	(7,979)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balances at December 31, 2022	53,804,545	$54	—	$—	$322,720	$(268)	$(42,710)	$279,796

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2021	54,208,614	$54	—	$—	$321,769	$(255)	$(21,873)	$299,695
Issuance of common stock upon exercise of stock options	153,445	—	—		645	—	—	645
Release of restricted stock, net of share settlement	184,072	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	5,587	—	—	5,587
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,654)	—	—	(1,654)
Net loss	—	—	—	—	—	—	(5,628)	(5,628)
Other comprehensive income	—	—	—	—	—	—	—	—
Balances at December 31, 2021	54,546,131	$55	—	$—	$326,346	$(255)	$(27,501)	$298,645

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	53,356,875	$53	—	$—	$316,422	$(261)	$(30,214)	$286,000
Issuance of common stock upon exercise of stock options	83,680	—	—	—	476	—	—	476
Release of restricted stock, net of share settlement	511,720	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	137,914		—	—	1,324	—	—	1,324
Stock-based compensation expense	—	—	—	—	10,775	—	—	10,775
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(3,226)	—	—	(3,226)
Repurchase of common stock		—	(285,644)	(3,050)	—	—	—	(3,050)
Retirement of treasury stock	(285,644)	—	285,644	3,050	(3,050)	—	—	—
Net loss	—	—	—	—	—	—	(12,496)	(12,496)
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Balances at December 31, 2022	53,804,545	$54	—	$—	$322,720	$(268)	$(42,710)	$279,796

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2021	53,786,363	$54	—	$—	$320,315	$(255)	$(24,966)	$295,148
Issuance of common stock upon exercise of stock options	245,649	—	—	—	1,040	—	—	1,040
Release of restricted stock, net of share settlement	514,119	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	10,493	—	—	10,493
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(5,501)	—	—	(5,501)
Net loss	—	—	—	—	—	—	(2,535)	(2,535)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balances at December 31, 2021	54,546,131	$55	—	$—	$326,346	$(255)	$(27,501)	$298,645

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(12,496)	$(2,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,032	8,413
Provision for sales returns and doubtful accounts receivable	729	410
Stock-based compensation	10,747	10,479
Change in the fair value of contingent consideration	—	2,698
Non-cash lease expense	(542)	(480)
Deferred income taxes	(2,279)	(1,615)
Other adjustments, net	(138)	233
Changes in assets and liabilities:
Accounts receivable	9,288	23,344
Prepaid expenses and other assets	(588)	1,158
Accounts payable	(4,675)	(6,911)
Accrued liabilities	(5,547)	(15,510)
Deferred revenue	(331)	3
Net cash provided by operating activities	3,200	19,687
Cash Flows from Investing Activities
Capital expenditures	(1,553)	(720)
Internal software development costs	(5,465)	(2,259)
Business acquisitions, net of cash acquired	—	(1,000)
Other investing activities	(120)	—
Net cash used in investing activities	(7,138)	(3,979)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,797	1,044
Payment of withholding taxes related to release of restricted stock, net of share settlement	(3,226)	(5,501)
Post-closing payments and contingent consideration related to acquisitions	(7,224)	(6,520)
Repurchase of common stock	(4,731)	—
Net cash used in financing activities	(13,384)	(10,977)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(14)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,335)	4,717
Cash, cash equivalents and restricted cash at beginning of period	96,453	110,333
Cash, cash equivalents and restricted cash at end of period	$79,118	$115,050
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$79,104	$115,035
Restricted cash included in other assets, noncurrent	14	15
Total cash, cash equivalents and restricted cash	$79,118	$115,050
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$119	$139
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	885	1,361
Post-closing payments unpaid at acquisition date (See Note 6)	—	1,856
Retirement of treasury stock (See Note 11)	(3,050)	—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2022 and for the three and six months ended December 31, 2022 and 2021 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on August 22, 2022. The condensed consolidated balance sheet at June 30, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at December 31, 2022, its condensed consolidated statements of stockholders’ equity, operations and comprehensive loss for the three and six months ended December 31, 2022 and 2021 and condensed consolidated statements of cash flows for the six months ended December 31, 2022 and 2021. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes to our significant accounting policies as of and for the six months ended December 31, 2022.

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

The allowance for credit losses on accounts receivable was $0.7 million and $0.1 million as of December 31, 2022 and June 30, 2022. The revenue reserve was $1.3 million and $1.4 million as of December 31, 2022 and June 30, 2022, respectively. The total allowance for credit losses and revenue reserve was $2.0 million and $1.5 million as of December 31, 2022 and June 30, 2022, respectively.

Concentrations of Credit Risk

The Company had one client that accounted for 19% and 22% of net revenue for the three and six months ended December 31, 2022, and 13% and 14% of net revenue for the three and six months ended December 31, 2021. That same client accounted for 16% of net accounts receivable as of June 30, 2022. No other clients accounted for 10% or more of net revenue for the three and six months ended December 31, 2022 or 2021 or 10% or more of net accounts receivable as of December 31, 2022 or June 30, 2022.

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

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenue:
Financial Services	$89,310	$90,158	$184,300	$208,070
Home Services	42,975	33,820	89,708	73,806
Other Revenue	1,763	1,353	3,633	3,063
Total net revenue	$134,048	$125,331	$277,641	$284,939

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	December 31,	June 30,
	2022	2022
Deferred revenue	$10	$341
Client deposits	1,437	1,163
Total	$1,447	$1,504

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the six months ended December 31, 2022 related to advance consideration received from clients of $4.1 million, offset by revenue recognized of $4.2 million.

4. Net Loss per Share

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(7,979)	$(5,628)	$(12,496)	$(2,535)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net loss per share	53,709	54,384	53,529	54,189
Diluted:
Weighted average shares of common stock used in computing basic net loss per share	53,709	54,384	53,529	54,189
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Shares issuable related to the ESPP	—	—	—	—
Weighted average shares of common stock used in computing diluted net loss per share	53,709	54,384	53,529	54,189
Net loss per share:
Basic	$(0.15)	$(0.10)	$(0.23)	$(0.05)
Diluted (1)	$(0.15)	$(0.10)	$(0.23)	$(0.05)
Securities excluded from weighted-average shares used in computing diluted net loss per share because the effect would have been anti-dilutive (2)	4,363	851	4,299	3,703

(1)

Diluted net loss per share for the three and six months ended December 31, 2022 does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net losses incurred. The assumed issuance of any additional shares would be anti-dilutive.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31, 2022				June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,390	$—	$—	$1,390	$4,404	$—	$—	$4,404
Total	$1,390	$—	$—	$1,390	$4,404	$—	$—	$4,404
Liabilities:
Post-closing payments related to acquisitions	$—	$21,579	$—	$21,579	$—	$28,437	$—	$28,437
Contingent consideration related to acquisitions	—	—	1,420	1,420	—	—	1,787	1,787
Total	$—	$21,579	$1,420	$22,999	$—	$28,437	$1,787	$30,224

Reported as:
Cash and cash equivalents				$1,390				$4,404
Other Liabilities:
Current				$11,478				$12,369
Noncurrent				11,521				17,855
Total				$22,999				$30,224

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

The following table represents the changes in the contingent consideration during the three and six months ended December 31, 2022 (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2022	December 31, 2022
Balance at the beginning of period	$1,420	$1,787
Changes in fair value during the period	—	—
Payments made during the period	—	(367)
Balance at the end of period	$1,420	$1,420

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

In the second quarter of fiscal year 2022, the Company completed an immaterial acquisition within the home services client vertical. The Company paid $1.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first annual installment paid in the second quarter of fiscal year 2023.

In the fourth quarter of fiscal year 2022, the Company completed another immaterial acquisition within the home services client vertical. The Company paid $1.0 million in cash upon closing and will make $1.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment payable twelve months following the date of closing.

7. Goodwill and Intangible Assets, Net

Goodwill

As of December 31, 2022 and June 30, 2022, the Company had goodwill of $121.1 million. There were no impairments to goodwill during the six months ended December 31, 2022.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2022			June 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$91,630	$(56,829)	$34,801	$91,629	$(52,449)	$39,180
Content	43,056	(43,056)	—	43,056	(43,056)	—
Website/trade/domain names	25,422	(19,149)	6,273	25,302	(18,853)	6,449
Acquired technology and others	34,934	(31,838)	3,096	34,934	(30,867)	4,067
Total	$195,042	$(150,872)	$44,170	$194,921	$(145,225)	$49,696

Amortization of intangible assets was $2.8 million and $5.6 million for the three and six months ended December 31, 2022, and $2.9 million and $6.0 million for the three and six months ended December 31, 2021.

Future amortization expense for the Company’s intangible assets as of December 31, 2022 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2023 (remaining six months)	$5,490
2024	10,209
2025	8,069
2026	5,444
2027	4,497
Thereafter	10,461
Total	$44,170

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

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $1.4 million and $2.0 million for the three and six months ended December 31, 2022, and a benefit from income taxes of $2.2 million and $1.6 million for the three and six months ended December 31, 2021.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of December 31, 2022, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable.

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

The components of lease expense for the three and six months ended December 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Operating lease expense	$1,229	$1,278	$2,454	$2,579
Short-term lease expense	160	157	329	326
Variable lease expense (1)	148	174	291	295
Total lease expense	$1,537	$1,609	$3,074	$3,200

(1)	Variable lease expense for the three and six months ended December 31, 2022 and 2021 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Six Months Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,945	$3,114

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$—	$564

Weighted average remaining lease term - operating leases	1.6 years	2.3 years
Weighted average discount rate - operating leases	5.1%	5.0%

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

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remaining six months)	$2,911
2024	3,817
2025	899
2026	146
2027	79
Thereafter	34
Total minimum lease payments	7,886
Less imputed interest	(1,317)
Present value of net minimum lease payments	$6,569
Operating lease liabilities:
Current	$4,828
Noncurrent	1,741
Total	$6,569

Total future principal contractual obligations for operating lease commitments exceeded the undiscounted lease liability by $0.8 million as of December 31, 2022, primarily because the lease liability excluded short-term lease payments (due to the adoption of the short-term lease exemption).

10. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2022 and June 30, 2022.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2022 and June 30, 2022.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institution within 30 days of the annual expiration date.

11. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. During the six months ended December 31, 2022, the Company repurchased and retired 285,644 shares of its common stock at an average price of $10.65 per share, at a total cost of $3.1 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of December 31, 2022, approximately $20.0 million remained available for stock repurchases pursuant to the board authorization.

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

As of December 31, 2022, 23,125,612 shares were reserved and 11,563,650 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,053,997 shares were available for issuance under the Directors’ Plan.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted-average Black-Scholes model assumptions for the three and six months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Expected term (in years)	3.5	3.5	3.5	4.5
Expected volatility	57%	55%	56%	58%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.4%	0.7%	3.7%	0.8%
Grant date fair value	$5.90	$6.38	$5.66	$8.56

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

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). During the six months ended December 31, 2022, 137,914 shares of common stock were purchased under the 2021 ESPP. As of December 31, 2022, 2,027,085 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of December 31, 2022 were $1.0 million, and are included within accrued liabilities on the Company’s condensed consolidated balance sheet. Payroll contributions accrued as of December 31, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on February 24, 2023.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

Six Months Ended
December 31, 2022
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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net revenue:
United States	$131,891	$119,154	$272,705	$273,642
International	2,157	6,177	4,936	11,297
Total net revenue	$134,048	$125,331	$277,641	$284,939

	December 31,	June 30,
	2022	2022
Property and equipment, net:
United States	$12,822	$9,095
International	247	216
Total property and equipment, net	$13,069	$9,311

	December 31,	June 30,
	2022	2022
Other intangible assets, net:
United States	$44,170	$49,696
International	—	—
Total other intangible assets, net	$44,170	$49,696

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our financial services client vertical represented 67% of net revenue for both the three and six months ended December 31, 2022 and 72% and 73% of net revenue for the three and six months ended December 31, 2021. Our home services client vertical represented 32% of net revenue for both the three and six months ended December 31, 2022 and 27% and 26% of net revenue for the three and six months ended December 31, 2021. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for both the three and six months ended December 31, 2022 and 2021. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 19% and 22% of our net revenue for the three and six months ended December 31, 2022 and 13% and 14% of our net revenue for the three and six months ended December 31, 2021. No other client accounted for 10% or more of our net revenue for the three and six months ended December 31, 2022 or 2021.

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

COVID-19

We continue to monitor the impacts from the COVID-19 pandemic that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. Even after the initial COVID-19 outbreak subsided, we have experienced and may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. Furthermore, we may experience disruptions to our business operations resulting from supply chain disruptions affecting auto insurance carrier budgets which could have a material adverse impact on our business, financial condition, operating results and cash flows. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of December 31, 2022; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$134,048	100.0%	$125,331	100.0%	$277,641	100.0%	$284,939	100.0%
Cost of revenue (1)	125,510	93.6	115,554	92.2	256,755	92.5	257,059	90.2
Gross profit	8,538	6.4	9,777	7.8	20,886	7.5	27,880	9.8
Operating expenses: (1)
Product development	7,174	5.3	4,861	3.8	14,000	5.0	9,486	3.4
Sales and marketing	3,166	2.4	2,834	2.3	6,266	2.3	5,740	2.0
General and administrative	7,370	5.5	9,635	7.7	14,689	5.3	16,269	5.7
Operating loss	(9,172)	(6.8)	(7,553)	(6.0)	(14,069)	(5.1)	(3,615)	(1.3)
Interest income	12	—	—	—	19	—	—	—
Interest expense	(213)	(0.2)	(267)	(0.2)	(439)	(0.1)	(540)	(0.2)
Other (expense) income, net	(9)	—	2	—	(32)	—	6	—
Loss before income taxes	(9,382)	(7.0)	(7,818)	(6.2)	(14,521)	(5.2)	(4,149)	(1.5)
Benefit from income taxes	1,403	1.0	2,190	1.7	2,025	0.7	1,614	0.6
Net loss	$(7,979)	(6.0)%	$(5,628)	(4.5)%	$(12,496)	(4.5)%	$(2,535)	(0.9)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,113	1.6%	$2,267	1.8%	$4,232	1.5%	$4,088	1.4%
Product development	765	0.6	688	0.5	1,530	0.6	1,294	0.5
Sales and marketing	658	0.5	727	0.6	1,310	0.5	1,459	0.5
General and administrative	1,941	1.4	1,891	1.5	3,675	1.3	3,638	1.3

Gross Profit

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2022	2021	2022	2021	% Change	% Change
	(In thousands)
Net revenue	$134,048	$125,331	$277,641	$284,939	7%	(3%)
Cost of revenue	125,510	115,554	256,755	257,059	9%	—%
Gross profit	$8,538	$9,777	$20,886	$27,880	(13%)	(25%)

Net Revenue

Net revenue increased by $8.7 million, or 7%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Revenue from our home services client vertical increased by $9.2 million, or 27%, primarily as a result of increased client budgets and successful implementation of growth initiatives. Revenue from our financial services client vertical decreased by $0.8 million, or 1%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by higher incident rates, inflation, and higher costs to repair and replace vehicles. This was offset by an increase in revenue in our banking, credit cards and personal loans businesses due to increased media and client budgets. Other revenue, which primarily includes performance marketing agency and technology services, contributed $1.8 million of revenue for the three months ended December 31, 2022, as compared to $1.4 million of revenue for the three months ended December 31, 2021.

Net revenue decreased by $7.3 million, or 3%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. Revenue from our financial services client vertical decreased by $23.8 million, or 11%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by higher incident rates, inflation, and higher costs to repair and replace vehicles. This was offset by an increase in revenue in our banking, credit cards and personal loans businesses due to increased media and client budgets. Revenue from our home services client vertical increased by $15.9 million, or 22%, primarily as a result of increased client budgets and successful implementation of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $3.6 million of revenue for the six months ended December 31, 2022, as compared to $3.1 million of revenue for the six months ended December 31, 2021.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $10.0 million, or 9%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily driven by increased media and marketing costs of $5.6 million and increased personnel costs of $3.8 million. The increase in media and marketing costs was associated with higher revenue volumes. The increase in personnel costs was mainly attributable to higher headcount, the impact of our annual salary increase and higher incentive compensation. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 6% and 8% for the three months ended December 31, 2022 and 2021. The decrease in gross profit margin was primarily attributable to increased personnel costs as a percentage of revenue as we continue to invest in long-term growth initiatives and capabilities.

Cost of revenue remained approximately flat for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. Gross profit margin was 8% and 10% for the six months ended December 31, 2022 and 2021. The decrease in gross profit margin was primarily attributable to increased personnel costs and depreciation and amortization expense as a percentage of revenue.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2022	2021	2022	2021	% Change	% Change
	(In thousands)
Product development	$7,174	$4,861	$14,000	$9,486	48%	48%
Sales and marketing	3,166	2,834	6,266	5,740	12%	9%
General and administrative	7,370	9,635	14,689	16,269	(24%)	(10%)
Operating expenses	$17,710	$17,330	$34,955	$31,495	2%	11%

Product Development Expenses

Product development expenses increased by $2.3 million, or 48%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to increased personnel costs of $1.9 million as a result of higher headcount, the impact of our annual salary increase and higher incentive compensation.

Product development expenses increased by $4.5 million, or 48%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to increased personnel costs of $3.7 million as a result of as a result of higher headcount, the impact of our annual salary increase and increased incentive compensation.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.3 million, or 12%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to increased personnel costs of $0.4 million.

Sales and marketing expenses increased by $0.5 million, or 9%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to increased personnel costs of $0.6 million.

General and Administrative Expenses

General and administrative expenses decreased by $2.3 million, or 24%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to an adjustment to contingent consideration of $2.7 million recorded in the second quarter of fiscal year 2022, offset by an adjustment to allowance for bad debt of $0.6 million.

General and administrative expenses decreased by $1.6 million, or 10%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to an adjustment to contingent consideration of $2.7 million recorded in the second quarter of fiscal year 2022, offset by an adjustment to allowance for bad debt of $0.6 million.

Benefit from Income Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(In thousands)
Benefit from income taxes	$1,403	$2,190	$2,025	$1,614

As of December 31, 2022, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable.

We recorded a benefit from income taxes of $1.4 million and $2.0 million for the three and six months ended December 31, 2022 and a benefit from income taxes of $2.2 million and $1.6 million for the three and six months ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $79.1 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors canceled our prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. During the three months ended September 30, 2022, we repurchased and retired 285,644 shares of our common stock at an average price of $10.65 per share, at a total cost of $3.1 million (including a broker commission of $0.03 per share). There were no repurchases in the three months ended December 31, 2022. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of December 31, 2022, approximately $20.0 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$3,200	$19,687
Net cash used in investing activities	(7,138)	(3,979)
Net cash used in financing activities	(13,384)	(10,977)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, provision for or benefit from sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes and changes in working capital components.

Cash provided by operating activities was $3.2 million for the six months ended December 31, 2022, compared to cash provided by operating activities of $19.7 million for the six months ended December 31, 2021.

Cash provided by operating activities for the six months ended December 31, 2022 consisted of a net loss of $12.5 million and a net decrease in cash from changes in working capital of $1.9 million, offset by non-cash adjustments of $17.5 million. The changes in working capital accounts were primarily attributable to a decrease in accrued liabilities of $5.5 million and a decrease in accounts payable of $4.7 million, offset by a decrease in accounts receivable of $9.3 million. The decreases in accounts receivable, accrued liabilities and accounts payable were primarily due to lower revenue levels in the two months ended December 31, 2022 as compared to the two months ended December 31, 2021, and timing of receipts and payments. The non-cash adjustments primarily consisted of stock-based compensation expense of $10.7 million, depreciation and amortization expense of $9.0 million, and an increase in deferred tax assets of $2.3 million primarily due to benefit from income taxes recorded for the first two quarters of fiscal year 2023.

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

Cash used in investing activities was $7.1 million for the six months ended December 31, 2022, compared to cash used in investing activities of $4.0 million for the six months ended December 31, 2021.

Cash used in investing activities in the six months ended December 31, 2022 was due to capital expenditures and internal software development costs of $7.0 million.

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

Cash used in financing activities was $13.3 million for the six months ended December 31, 2022, compared to cash used in financing activities of $11.0 million for the six months ended December 31, 2021.

Cash used in financing activities in the six months ended December 31, 2022 was due to payment of post-closing payments and contingent consideration related to acquisitions of $7.2 million, repurchases of common stock of $4.7 million, and payment of withholding taxes related to the release of restricted stock, net of share settlement of $3.2 million, offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $1.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•

We face risks and uncertainties related to the COVID-19 pandemic and its aftermath, which could significantly disrupt our operations and have a material adverse impact on our business, financial condition, operating results and cash flows. These risks and uncertainties could pertain to other viruses, pandemics or other such unforeseen and broad-based public health crises.

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

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. For example, macroeconomic conditions such as an economic downturn or a recession in the United States or other countries or public health crises such as the COVID-19 pandemic and the Russia-Ukraine military conflict have impacted and may continue to impact our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decide not to continue to place marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 22% of our net revenue for the six months ended December 31, 2022. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Worldwide economic conditions remain uncertain due to various global disruptions, including geopolitical events, such as war, the threat of war (including collateral damage from cyberwarfare), or terrorist activity; natural disasters; power shortages or outages; major public health issues, including pandemics; and significant local, national, or global events capturing the attention of a large part of the population, which could prevent or hinder our, or third-party publishers’ or our clients’ ability to do business, increase our costs, and negatively affect our stock price. Adverse consequences resulting from increasing economic or political conflicts between the United States and China, Russia’s invasion of Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries, and various other market issues may have broader implications on economies outside the region, including increased instability in the worldwide financial markets and economy, increases in inflation, recessionary economic cycles, and enhanced volatility in foreign currency exchange rates. These uncertainties may cause our clients or potential clients to delay or reduce spending, which could negatively impact our revenue and operating results and make it difficult for us to accurately plan future business activities.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, the COVID-19 pandemic and the Russian-Ukraine military conflict have in the short-run, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of pandemics, military conflicts or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

•	changes in client volume;
•	loss of or reduced demand by existing clients and agencies;
•	the availability and price of quality media;
•	consolidation of media sources;
•	seasonality;
•	development and implementation of our media strategies and client initiatives;
•	changes in our revenue mix and shifts in margins related to changes in our media, client, or corporate development strategies;

•	changes in interest rates or increasing inflation;
•	an economic recession in the United States or other countries;
•	changes in Internet search engine algorithms that affect our owned and operated and our third-party publishers’ websites’ ability to attract and retain Internet visitors; and
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

The number of people who access the Internet through mobile devices such as smart phones and tablets has continued to increase dramatically in the past several years. Our online marketing services and content were originally designed for desktop or laptop computers. The shift from desktop or laptop computers to mobile devices could potentially deteriorate the user experience for mobile visitors to our websites and may make it more difficult for mobile visitors to respond to our offerings. For example, a user’s experience on a mobile device with respect to user interfaces such as an online marketing website and content originally designed for desktop or laptop computers will be suboptimal unless such website and content are designed to accommodate and improve mobile access to ensure a positive user experience. It also requires us to develop new product offerings specifically designed for mobile devices, such as social media advertising opportunities. If we fail to optimize our websites cost effectively and improve the monetization capabilities of our mobile marketing services, we may not remain competitive, which may negatively affect our business and results of operations.

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired Modernize, Mayo Labs and FCE in fiscal year 2021, and acquired AmOne, CCM and MBT in fiscal year 2019. Furthermore, we divested our education client vertical in fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”) and VEMM, LLC (“VEMM”) along with its interests in EDB, and our mortgage client vertical in the second half of fiscal year 2020.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of December 31, 2022, approximately $20.0 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

We may be subject to short selling strategies that may drive down the market price of our common stock.

Short sellers may attempt to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the Securities and Exchange Commission. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We have in the past, and may in the future, be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.

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

Our business has been and may continue to be adversely impacted by the effects of COVID-19 and its aftermath. In addition to negative macroeconomic effects on our business, decreased consumer demand for products offered by our clients, and reduced client budgets, the COVID-19 pandemic and any other related adverse public health developments have caused and may further cause declines in revenue and margin, and disruption to our business may continue or worsen over a prolonged period. The businesses of our clients and third-party media publishers (including strategic partners) have also been negatively affected and may continue to be disrupted by reduced demand, consumer creditworthiness, delinquencies, absenteeism, quarantines, economic responses by the U.S. and other governments to limit the human and economic impact of the COVID-19 pandemic (e.g., stimulus payments) and restrictions on employees’ ability to work, office closures and travel or health-related restrictions. In addition, in the aftermath of the pandemic, it may be the case that consumers spend less time researching and comparing online, which could represent decreased demand for the online products and services that we market for our clients. Depending on the magnitude and duration of such disruptions and their effect on client spending and/or the availability of quality media from third-party publishers including strategic partners, our business, financial condition, operating results and cash flows could be adversely affected.

In addition, COVID-19 and other disease outbreaks have adversely affected, and may continue to adversely affect, the economic and financial market stability within many countries, including in the United States, and could continue to negatively affect marketing and advertising spend in products offered by our clients or on media availability or performance. For example, certain companies that operate in the credit-driven markets such as credit cards and personal loans have seen and may continue to see reductions in near-term demand for our services due to the weakened, or additional weakening of, economic and employment conditions, and the uncertainty over the length and depth of the economic downturn. Such continuing effects of COVID-19, and other similar effects, have resulted and may continue to result in reduced marketing and advertising spend or drops in media availability or performance, which could have a material adverse effect on our business, financial condition, operating results and cash flows. There can be no assurance that any decrease in revenue or margin resulting from COVID-19 will be offset by increased revenue or margin in subsequent periods or that our business, financial condition, operating results and cash flows will remain consistent with pre-pandemic expectations and/or performances.

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
Date: February 9, 2023