Form 10-Q
period 2023-03-31
QUINSTREET, INC
filed 2023-05-05
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of common stock outstanding as of April 28, 2023: 54,117,722

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$62,962	$96,439
Accounts receivable, net of allowances and reserves of $2,146 and $1,536 as of March 31, 2023 and June 30, 2022, respectively	105,606	81,429
Prepaid expenses and other assets	8,729	4,924
Total current assets	177,297	182,792
Property and equipment, net	15,143	9,311
Operating lease right-of-use assets	4,020	6,801
Goodwill	121,141	121,141
Other intangible assets, net	41,362	49,696
Deferred tax assets, noncurrent	47,547	44,220
Other assets, noncurrent	5,969	5,948
Total assets	$412,479	$419,909

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,279	$42,410
Accrued liabilities	62,892	54,459
Deferred revenue	—	341
Other liabilities	8,622	12,369
Total current liabilities	112,793	109,579
Operating lease liabilities, noncurrent	1,291	3,858
Other liabilities, noncurrent	13,868	20,472
Total liabilities	127,952	133,909
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 54,113,977 and 53,356,875 shares issued and outstanding as of March 31, 2023 and June 30, 2022	54	53
Additional paid-in capital	327,929	316,422
Accumulated other comprehensive loss	(267)	(261)
Accumulated deficit	(43,189)	(30,214)
Total stockholders' equity	284,527	286,000
Total liabilities and stockholders' equity	$412,479	$419,909

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenue	$172,671	$150,658	$450,312	$435,597
Cost of revenue (1)	155,633	136,567	412,388	393,626
Gross profit	17,038	14,091	37,924	41,971
Operating expenses: (1)
Product development	7,832	5,509	21,832	14,995
Sales and marketing	3,385	2,033	9,651	7,773
General and administrative	7,230	5,489	21,919	21,758
Operating (loss) income	(1,409)	1,060	(15,478)	(2,555)
Interest income	46	7	65	7
Interest expense	(187)	(277)	(626)	(817)
Other (expense) income, net	(12)	45	(44)	51
(Loss) income before income taxes	(1,562)	835	(16,083)	(3,314)
Benefit from income taxes	1,083	1,395	3,108	3,009
Net (loss) income	$(479)	$2,230	$(12,975)	$(305)
Net (loss) income per share:
Basic	$(0.01)	$0.04	$(0.24)	$(0.01)
Diluted	$(0.01)	$0.04	$(0.24)	$(0.01)
Weighted-average shares used in computing net (loss) income per share:
Basic	53,950	54,645	53,668	54,339
Diluted	53,950	55,536	53,668	54,339

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,006	$491	$6,238	$4,579
Product development	695	203	2,225	1,497
Sales and marketing	660	18	1,970	1,477
General and administrative	1,947	699	5,622	4,337

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net (loss) income	$(479)	$2,230	$(12,975)	$(305)
Other comprehensive income (loss):
Foreign currency translation adjustment	1	(1)	(6)	(1)
Total other comprehensive income (loss)	1	(1)	(6)	(1)
Comprehensive (loss) income	$(478)	$2,229	$(12,981)	$(306)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	53,804,545	$54	—	$—	$322,720	$(268)	$(42,710)	$279,796
Issuance of common stock upon exercise of stock options	7,366	—	—	—	43	—	—	43
Release of restricted stock, net of share settlement	161,334	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	140,732	—	—	—	1,363	—	—	1,363
Stock-based compensation expense	—	—	—	—	5,321	—	—	5,321
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,518)	—	—	(1,518)
Net loss	—	—	—	—	—	—	(479)	(479)
Other comprehensive income	—	—	—	—	—	1	—	1
Balances at March 31, 2023	54,113,977	$54	—	$—	$327,929	$(267)	$(43,189)	$284,527

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	54,546,131	$55	—	$—	$326,346	$(255)	$(27,501)	$298,645
Issuance of common stock upon exercise of stock options	52,597	—	—		230	—	—	230
Release of restricted stock, net of share settlement	148,574	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,424	—	—	1,424
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,065)	—	—	(1,065)
Net income	—	—	—	—	—	—	2,230	2,230
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balances at March 31, 2022	54,747,302	$55	—	$—	$326,935	$(256)	$(25,271)	$301,463

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	53,356,875	$53	—	$—	$316,422	$(261)	$(30,214)	$286,000
Issuance of common stock upon exercise of stock options	91,046	—	—	—	519	—	—	519
Release of restricted stock, net of share settlement	673,054	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	278,646	—	—	—	2,687	—	—	2,687
Stock-based compensation expense	—	—	—	—	16,096	—	—	16,096
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(4,744)	—	—	(4,744)
Repurchase of common stock	—	—	(285,644)	(3,050)	—	—	—	(3,050)
Retirement of treasury stock	(285,644)	—	285,644	3,050	(3,050)	—	—	—
Net loss	—	—	—	—	—	—	(12,975)	(12,975)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Balances at March 31, 2023	54,113,977	$54	—	$—	$327,929	$(267)	$(43,189)	$284,527

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2021	53,786,363	$54	—	$—	$320,315	$(255)	$(24,966)	$295,148
Issuance of common stock upon exercise of stock options	298,246	—	—	—	1,270	—	—	1,270
Release of restricted stock, net of share settlement	662,693	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	11,917	—	—	11,917
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(6,566)	—	—	(6,566)
Net loss	—	—	—	—	—	—	(305)	(305)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balances at March 31, 2022	54,747,302	$55	—	$—	$326,935	$(256)	$(25,271)	$301,463

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(12,975)	$(305)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,004	12,660
Provision for sales returns and doubtful accounts receivable	898	379
Stock-based compensation	16,055	11,890
Change in the fair value of contingent consideration	—	2,698
Non-cash lease expense	(822)	(752)
Deferred income taxes	(3,260)	(2,819)
Other adjustments, net	(147)	356
Changes in assets and liabilities:
Accounts receivable	(25,075)	9,770
Prepaid expenses and other assets	(3,826)	685
Accounts payable	(1,562)	(5,448)
Accrued liabilities	10,920	(8,184)
Deferred revenue	(341)	51
Net cash (used in) provided by operating activities	(6,131)	20,981
Cash Flows from Investing Activities
Capital expenditures	(2,038)	(2,376)
Internal software development costs	(8,496)	(3,484)
Business acquisitions, net of cash acquired	—	(1,000)
Other investing activities	(120)	85
Net cash used in investing activities	(10,654)	(6,775)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,206	1,273
Payment of withholding taxes related to release of restricted stock, net of share settlement	(4,744)	(6,566)
Post-closing payments and contingent consideration related to acquisitions	(10,408)	(9,759)
Repurchase of common stock	(4,731)	—
Net cash used in financing activities	(16,677)	(15,052)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(9)
Net decrease in cash, cash equivalents and restricted cash	(33,476)	(855)
Cash, cash equivalents and restricted cash at beginning of period	96,453	110,333
Cash, cash equivalents and restricted cash at end of period	$62,977	$109,478
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$62,962	$109,463
Restricted cash included in other assets, noncurrent	15	15
Total cash, cash equivalents and restricted cash	$62,977	$109,478
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$166	$234
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,606	327
Post-closing payments unpaid at acquisition date (See Note 6)	—	1,856
Retirement of treasury stock (See Note 11)	(3,050)	—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2023 and for the three and nine months ended March 31, 2023 and 2022 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on August 22, 2022. The condensed consolidated balance sheet at June 30, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2023, its condensed consolidated statements of stockholders’ equity, operations and comprehensive (loss) income for the three and nine months ended March 31, 2023 and 2022 and condensed consolidated statements of cash flows for the nine months ended March 31, 2023 and 2022. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2023, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes to our significant accounting policies as of and for the nine months ended March 31, 2023.

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

The allowance for credit losses on accounts receivable was $0.6 million and $0.1 million as of March 31, 2023 and June 30, 2022. The revenue reserve was $1.5 million and $1.4 million as of March 31, 2023 and June 30, 2022, respectively. The total allowance for credit losses and revenue reserve was $2.1 million and $1.5 million as of March 31, 2023 and June 30, 2022, respectively.

Concentrations of Credit Risk

The Company had one client that accounted for 25% and 23% of net revenue for the three and nine months ended March 31, 2023, and 19% and 16% of net revenue for the three and nine months ended March 31, 2022. That same client accounted for 25% and 16% of net accounts receivable as of March 31, 2023 and June 30, 2022. No other clients accounted for 10% or more of net revenue for the three and nine months ended March 31, 2023 or 2022 or 10% or more of net accounts receivable as of March 31, 2023 or June 30, 2022.

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

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenue:
Financial Services	$120,219	$108,277	$304,520	$316,347
Home Services	50,289	40,704	139,997	114,510
Other Revenue	2,163	1,677	5,795	4,740
Total net revenue	$172,671	$150,658	$450,312	$435,597

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	March 31,	June 30,
	2023	2022
Deferred revenue	$—	$341
Client deposits	1,577	1,163
Total	$1,577	$1,504

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the nine months ended March 31, 2023 related to advance consideration received from clients of $6.6 million, offset by revenue recognized of $6.5 million.

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

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(479)	$2,230	$(12,975)	$(305)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net (loss) income per share	53,950	54,645	53,668	54,339
Diluted:
Weighted average shares of common stock used in computing basic net (loss) income per share	53,950	54,645	53,668	54,339
Weighted average effect of dilutive securities:
Stock options	—	343	—	—
Restricted stock units	—	545	—	—
Shares issuable related to the ESPP	—	3	—	—
Weighted average shares of common stock used in computing diluted net (loss) income per share	53,950	55,536	53,668	54,339
Net (loss) income per share:
Basic	$(0.01)	$0.04	$(0.24)	$(0.01)
Diluted (1)	$(0.01)	$0.04	$(0.24)	$(0.01)
Securities excluded from weighted-average shares used in computing diluted net (loss) income per share because the effect would have been anti-dilutive (2)	4,307	1,273	4,302	3,580

(1)
Diluted net loss per share for the three and nine months ended March 31, 2023 and for the nine months ended March 31, 2022 does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net losses incurred. The assumed issuance of any additional shares would be anti-dilutive.
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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2023				June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$16,422	$—	$—	$16,422	$4,404	$—	$—	$4,404
Total	$16,422	$—	$—	$16,422	$4,404	$—	$—	$4,404
Liabilities:
Post-closing payments related to acquisitions	$—	$18,767	$—	$18,767	$—	$28,437	$—	$28,437
Contingent consideration related to acquisitions	—	—	1,039	1,039	—	—	1,787	1,787
Total	$—	$18,767	$1,039	$19,806	$—	$28,437	$1,787	$30,224

Reported as:
Cash and cash equivalents				$16,422				$4,404
Other Liabilities:
Current				$8,622				$12,369
Noncurrent				11,184				17,855
Total				$19,806				$30,224

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

The following table represents the changes in the contingent consideration during the three and nine months ended March 31, 2023 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2023
Balance at the beginning of period	$1,420	$1,787
Changes in fair value during the period	—	—
Payments made during the period	(381)	(748)
Balance at the end of period	$1,039	$1,039

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

7. Goodwill and Intangible Assets, Net

Goodwill

As of March 31, 2023 and June 30, 2022, the Company had goodwill of $121.1 million. There were no impairments to goodwill during the nine months ended March 31, 2023.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2023			June 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$91,630	$(59,003)	$32,627	$91,629	$(52,449)	$39,180
Content	43,056	(43,056)	—	43,056	(43,056)	—
Website/trade/domain names	25,422	(19,298)	6,124	25,302	(18,853)	6,449
Acquired technology and others	34,934	(32,323)	2,611	34,934	(30,867)	4,067
Total	$195,042	$(153,680)	$41,362	$194,921	$(145,225)	$49,696

Amortization of intangible assets was $2.8 million and $8.5 million for the three and nine months ended March 31, 2023, and $2.8 million and $8.8 million for the three and nine months ended March 31, 2022.

Future amortization expense for the Company’s intangible assets as of March 31, 2023 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2023 (remaining three months)	$2,661
2024	10,209
2025	8,069
2026	5,461
2027	4,500
Thereafter	10,462
Total	$41,362

8. Income Taxes

In the first quarter of fiscal year 2023, President Biden signed into law the CHIPS and Science Act and the Inflation Reduction Act. The new legislation provides tax incentives as well as imposes a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. The new legislation is effective for the Company in the third quarter of fiscal year 2023. The Company evaluated the new legislation and concluded it will not have a material impact on the consolidated financial statements.

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $1.1 million and $3.1 million for the three and nine months ended March 31, 2023, and a benefit from income taxes of $1.4 million and $3.0 million for the three and nine months ended March 31, 2022.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of March 31, 2023, the Company has not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable and record a material non-cash income tax charge.

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

The components of lease expense for the three and nine months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating lease expense	$1,156	$1,296	$3,595	$3,875
Short-term lease expense	155	143	484	469
Variable lease expense (1)	159	148	465	443
Total lease expense	$1,470	$1,587	$4,544	$4,787

(1)
Variable lease expense for the three and nine months ended March 31, 2023 and 2022 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Nine Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,403	$4,664

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$—	$564

Weighted average remaining lease term - operating leases	1.5 years	2.1 years
Weighted average discount rate - operating leases	5.2%	5.1%

The implicit rate within each lease is not readily determinable and therefore the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of the lease payments. The determination of the incremental borrowing rate requires judgment. The Company determined its incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and currency to align with the terms of a lease.

Maturities of operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remaining three months)	$1,456
2024	3,819
2025	902
2026	147
2027	79
Thereafter	34
Total minimum lease payments	6,437
Less imputed interest	(1,116)
Present value of net minimum lease payments	$5,321
Operating lease liabilities:
Current	$4,030
Noncurrent	1,291
Total	$5,321

As of March 31, 2023, the Company has additional operating leases for office spaces that have not yet commenced, with undiscounted future minimum payments of $9.5 million. These operating leases will commence between the remainder of fiscal year 2023 and fiscal year 2024, with lease terms of greater than three years to five years.

10. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2023 and June 30, 2022.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2023 and June 30, 2022.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless canceled by the financial institution within 30 days of the annual expiration date.

11. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. During the nine months ended March 31, 2023, the Company repurchased and retired 285,644 shares of its common stock at an average price of $10.65 per share, at a total cost of $3.1 million (including a broker commission of $0.03 per share), with all such repurchases occurring in the Company's first quarter of fiscal year 2023. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of March 31, 2023, approximately $20.0 million remained available for stock repurchases pursuant to the board authorization.

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

As of March 31, 2023, 23,125,612 shares were reserved and 11,478,180 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,052,118 shares were available for issuance under the Directors’ Plan.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted-average Black-Scholes model assumptions for the three and nine months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Expected term (in years)	3.5	3.5	3.5	4.4
Expected volatility	54%	57%	55%	58%
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.9%	1.3%	3.7%	0.9%
Grant date fair value	$7.28	$4.61	$6.11	$8.35

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

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). During the nine months ended March 31, 2023, 278,646 shares of common stock were purchased under the 2021 ESPP. As of March 31, 2023, 1,886,353 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of March 31, 2023 were $0.4 million, and are included within accrued liabilities on the Company’s condensed consolidated balance sheet. Payroll contributions accrued as of March 31, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on August 24, 2023.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	50% - 55%	48% - 64%	48% - 57%	48% - 64%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.5% - 5.0%	0.3% - 1.0%	2.9% - 5.0%	0.3% - 1.0%
Grant date fair value	$5.40 - $8.11	$3.72 - $5.33	$3.77 - $8.11	$3.72 - $5.33

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net revenue:
United States	$170,050	$144,196	$442,755	$417,838
International	2,621	6,462	7,557	17,759
Total net revenue	$172,671	$150,658	$450,312	$435,597

	March 31,	June 30,
	2023	2022
Property and equipment, net:
United States	$14,890	$9,095
International	253	216
Total property and equipment, net	$15,143	$9,311

	March 31,	June 30,
	2023	2022
Other intangible assets, net:
United States	$41,362	$49,696
International	—	—
Total other intangible assets, net	$41,362	$49,696

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

Our financial services client vertical represented 70% and 68% of net revenue for the three and nine months ended March 31, 2023 and 72% and 73% of net revenue for the three and nine months ended March 31, 2022. Our home services client vertical represented 29% and 31% of net revenue for the three and nine months ended March 31, 2023 and 27% and 26% of net revenue for the three and nine months ended March 31, 2022. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for both the three and nine months ended March 31, 2023 and 2022. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 25% and 23% of our net revenue for the three and nine months ended March 31, 2023 and 19% and 16% of our net revenue for the three and nine months ended March 31, 2022. No other client accounted for 10% or more of our net revenue for the three and nine months ended March 31, 2023 or 2022.

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

COVID-19

We continue to monitor the impacts from the COVID-19 pandemic that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. Even after the initial COVID-19 outbreak subsided, we have experienced and may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. Furthermore, we may experience disruptions to our business operations resulting from supply chain disruptions and inflationary pressures affecting auto insurance carrier budgets which could have a material adverse impact on our business, financial condition, operating results and cash flows. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of March 31, 2023; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$172,671	100.0%	$150,658	100.0%	$450,312	100.0%	$435,597	100.0%
Cost of revenue (1)	155,633	90.1	136,567	90.6	412,388	91.6	393,626	90.4
Gross profit	17,038	9.9	14,091	9.4	37,924	8.4	41,971	9.6
Operating expenses: (1)
Product development	7,832	4.5	5,509	3.8	21,832	4.8	14,995	3.4
Sales and marketing	3,385	2.0	2,033	1.3	9,651	2.1	7,773	1.8
General and administrative	7,230	4.2	5,489	3.6	21,919	4.9	21,758	5.0
Operating (loss) income	(1,409)	(0.8)	1,060	0.7	(15,478)	(3.4)	(2,555)	(0.6)
Interest income	46	—	7	—	65	—	7	—
Interest expense	(187)	(0.1)	(277)	(0.1)	(626)	(0.2)	(817)	(0.2)
Other (expense) income, net	(12)	—	45	—	(44)	—	51	—
(Loss) income before income taxes	(1,562)	(0.9)	835	0.6	(16,083)	(3.6)	(3,314)	(0.8)
Benefit from income taxes	1,083	0.6	1,395	0.9	3,108	0.7	3,009	0.7
Net (loss) income	$(479)	(0.3)%	$2,230	1.5%	$(12,975)	(2.9)%	$(305)	(0.1)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,006	1.2%	$491	0.3%	$6,238	1.4%	$4,579	1.1%
Product development	695	0.4	203	0.1	2,225	0.5	1,497	0.3
Sales and marketing	660	0.4	18	—	1,970	0.4	1,477	0.3
General and administrative	1,947	1.1	699	0.5	5,622	1.2	4,337	1.0

Gross Profit

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2023	2022	2023	2022	% Change	% Change
	(In thousands)
Net revenue	$172,671	$150,658	$450,312	$435,597	15%	3%
Cost of revenue	155,633	136,567	412,388	393,626	14%	5%
Gross profit	$17,038	$14,091	$37,924	$41,971	21%	(10%)

Net Revenue

Net revenue increased by $22.0 million, or 15%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Revenue from our financial services client vertical increased by $11.9 million, or 11%, primarily due to an increase in revenue in our credit cards, personal loans and banking businesses due to increased media and client budgets. This was offset by a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by higher incident rates, inflation, and higher costs to repair and replace vehicles. Revenue from our home services client vertical increased by $9.6 million, or 24%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $2.2 million of revenue for the three months ended March 31, 2023, as compared to $1.7 million of revenue for the three months ended March 31, 2022.

Net revenue increased by $14.7 million, or 3%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. Revenue from our home services client vertical increased by $25.5 million, or 22%, primarily as a result of increased client budgets and successful execution of growth initiatives. Revenue from our financial services client vertical decreased by $11.8 million, or 4%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by higher incident rates, inflation, and higher costs to repair and replace vehicles. This was offset by an increase in revenue in our credit cards, personal loans and banking businesses due to increased media and client budgets. Other revenue, which primarily includes performance marketing agency and technology services, contributed $5.8 million of revenue for the nine months ended March 31, 2023, as compared to $4.7 million of revenue for the nine months ended March 31, 2022.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $19.1 million, or 14%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by increased media and marketing costs of $12.2 million and increased personnel costs of $5.9 million. The increase in media and marketing costs was associated with higher revenue volumes. The increase in personnel costs was mainly attributable to higher headcount, the impact of our annual salary increases, higher incentive compensation, and increased stock-based compensation expense. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 10% and 9% for the three months ended March 31, 2023 and 2022. The increase in gross profit margin was primarily attributable to decreased media and marketing costs as a percentage of revenue.

Cost of revenue increased by $18.8 million, or 5%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily driven by increased personnel costs of $13.8 million and increased media and marketing costs of $3.0 million. The increase in personnel costs was mainly attributable to higher headcount, the impact of our annual salary increases, higher incentive compensation, and increased stock-based compensation expense. The increase in media and marketing costs was associated with higher revenue volumes. Gross profit margin was 8% and 10% for the nine months ended March 31, 2023 and 2022. The decrease in gross profit margin was primarily attributable to increased personnel costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2023	2022	2023	2022	% Change	% Change
	(In thousands)
Product development	$7,832	$5,509	$21,832	$14,995	42%	46%
Sales and marketing	3,385	2,033	9,651	7,773	67%	24%
General and administrative	7,230	5,489	21,919	21,758	32%	1%
Operating expenses	$18,447	$13,031	$53,402	$44,526	42%	20%

Product Development Expenses

Product development expenses increased by $2.3 million, or 42%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased personnel costs of $2.3 million as a result of higher headcount, the impact of our annual salary increases, higher incentive compensation, and increased stock-based compensation expense.

Product development expenses increased by $6.8 million, or 46%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to increased personnel costs of $6.0 million as a result of higher headcount, the impact of our annual salary increases, increased incentive compensation, and increased stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.4 million, or 67%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased personnel costs of $1.4 million as a result of increased stock-based compensation expense, the impact of our annual salary increases and increased incentive compensation.

Sales and marketing expenses increased by $1.9 million, or 24%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to increased personnel costs of $2.0 million as a result of increased stock-based compensation expense, the impact of our annual salary increases and increased incentive compensation.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 32%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased personnel costs of $1.5 million as a result of increased stock-based compensation expense, the impact of our annual salary increases and increased incentive compensation.

General and administrative expenses increased by $0.2 million, or 1%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to increased personnel costs of $2.3 million as a result of increased stock-based compensation expense, the impact of our annual salary increases and increased incentive compensation. This is offset by an adjustment to contingent consideration of $2.7 million recorded in the second quarter of fiscal year 2022.

Benefit from Income Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands)
Benefit from income taxes	$1,083	$1,395	$3,108	$3,009

As of March 31, 2023, we have not recorded any significant valuation allowance adjustments based on the information and evidence available at the time. However, if there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not that such deferred tax assets may not be realizable and record a material non-cash income tax charge.

We recorded a benefit from income taxes of $1.1 million and $3.1 million for the three and nine months ended March 31, 2023 and a benefit from income taxes of $1.4 million and $3.0 million for the three and nine months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $63.0 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors canceled our prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. In the first quarter of fiscal year 2023, we repurchased and retired 285,644 shares of our common stock at an average price of $10.65 per share, at a total cost of $3.1 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. There were no repurchases made during the three months ended March 31, 2023. As of March 31, 2023, approximately $20.0 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2023	2022
	(In thousands)
Net cash (used in) provided by operating activities	$(6,131)	$20,981
Net cash used in investing activities	(10,654)	(6,775)
Net cash used in financing activities	(16,677)	(15,052)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, provision for or benefit from sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes and changes in working capital components.

Cash used in operating activities was $6.1 million for the nine months ended March 31, 2023, compared to cash provided by operating activities of $21.0 million for the nine months ended March 31, 2022.

Cash used in operating activities for the nine months ended March 31, 2023 consisted of a net loss of $13.0 million, offset by non-cash adjustments of $26.8 million, and a net decrease in cash from changes in working capital of $19.9 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $16.1 million, depreciation and amortization expense of $14.0 million, and an increase in deferred tax assets of $3.3 million primarily due to benefit from income taxes recorded for the first three quarters of fiscal year 2023. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $25.1 million and an increase in prepaid expenses and other assets of $3.8 million, offset by an increase in accrued liabilities of $10.9 million. The increases in accounts receivable and accrued liabilities were primarily due to higher revenue levels for the two months ended March 31, 2023 as compared to the two months ended March 31, 2022, and the timing of receipts and payments. The increase in prepaid expenses and other assets was primarily due to increased prepayments made to third-party publishers.

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

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time.

Cash used in investing activities was $10.7 million for the nine months ended March 31, 2023, compared to cash used in investing activities of $6.8 million for the nine months ended March 31, 2022.

Cash used in investing activities in the nine months ended March 31, 2023 was primarily due to capital expenditures and internal software development costs of $10.5 million.

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

Cash used in financing activities was $16.7 million for the nine months ended March 31, 2023, compared to cash used in financing activities of $15.1 million for the nine months ended March 31, 2022.

Cash used in financing activities in the nine months ended March 31, 2023 was due to payment of post-closing payments and contingent consideration related to acquisitions of $10.4 million, repurchases of common stock of $4.7 million, and payment of withholding taxes related to the release of restricted stock, net of share settlement of $4.7 million, offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $3.2 million.

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

As of March 31, 2023, we have additional operating leases for office spaces that have not yet commenced, with undiscounted future minimum payments of $9.5 million. These operating leases will commence between the remainder of fiscal year 2023 and fiscal year 2024, with lease terms of greater than three years to five years. Other than the additional lease obligations, there have been no material changes in our contractual obligations as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition and results of operations.

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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. In addition, our business model and product offerings continue to evolve. We believe that our implementation of our enhanced products and media strategies across our business is in a relatively early stage. As a result, we face risks and uncertainties such as but not limited to:

•
our still developing industry and relatively new business model and products such as QuinStreet Rating Platform (“QRP”) product for insurance agents;
•
changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic and Russian-Ukraine military conflict;
•
the impact of the COVID-19 pandemic and its aftermath on us, our third-party publishers’, and our clients’ businesses, the extent of which continues to be uncertain and will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the duration and scope of any resurgences of the pandemic; business and individuals’ actions in response to resurgences of the pandemic; further actions taken by governmental authorities to limit the human and economic impact of the pandemic (e.g., stimulus payments); the continued development, efficacy and distribution of vaccines for COVID-19; and the impact on economic activity including the length and depth of economic downturns or financial market instability that result from the pandemic;
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
•
our ability to successfully complete acquisitions, divestitures and other business development transactions including our ability to enter into, and manage the relationship and risks associated with, strategic partnerships; and,
•
the occurrence of, and our ability to successfully challenge, regulatory audits, investigations or allegations of noncompliance with laws.

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

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher and strategic partner websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified inquiries such as clicks, leads, calls, applications and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will reduce or stop spending marketing funds on our owned and operated websites or our third-party publisher and strategic partner websites if their investments do not generate marketing results and ultimately users or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients could have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 23% of our net revenue for the nine months ended March 31, 2023. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers is substantial. We gather, transmit and store information about our users and marketing and media partners, including personally identifiable information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. Complying with these contractual terms and various laws is expensive and could cause us to incur substantial additional costs or require us to change our business practices in a manner adverse to our business. In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such that electronic or physical computer break-ins, cyber-attacks, malware, ransomware, viruses, social engineering (including phishing attacks), fraud, employee error and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data. Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyberattacks from Russia or its allies. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients and third-party publishers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain. Keeping our business in compliance with or bringing our business into compliance with new laws, therefore, may be costly, affect our revenue and harm our financial results. We believe increased regulation may continue to occur in the area of data privacy, and laws and regulations applying to the solicitation, collection, retention, deletion and processing, sharing or use of personally identifiable information. For example, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) that took effect on January 1, 2020 and in November 2020, California voters passed ballot Proposition 24, the California Privacy Rights Act of 2020 (“CPRA”). CPRA made several changes to the CCPA, the majority of which became operative on January 1, 2023. CCPA and CPRA apply to our business and marketing activities. Among other things, CCPA requires covered businesses to provide new disclosures to California consumers about their data collection, use and sharing practices and with limited business exceptions, CCPA affords such consumers new rights to request deletion of data collected about them as well as to opt-out of certain data sharing practices. Further, foreign laws and regulations such as the General Data Protection Regulation (“GDPR”), which became effective in May 2018, may apply to our business and marketing activities that are offered to European Union users. The GDPR created a range of new compliance obligations and penalties for non-compliance are significant. The foregoing could affect our ability to use and share data and may result in expenditures to ensure our ability to store, use, process and share data in accordance with applicable laws and regulations. Violations or alleged violations of laws by us, our third-party publishers or our clients could result in damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations including amendments thereof or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of our clients and, therefore, lead to reductions in their level of business with us.

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

Our cash and cash equivalents may be exposed to banking institution risk.

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risks, which may include failure or other circumstances that limit our access to deposits or other banking services. For example, on March 10, 2023, Silicon Valley Bank (SVB) was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

In addition, in such circumstances we might not be able to receive timely payment from clients. We and they may maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in ours or our clients’ ability to access funds could have a material adverse effect on our operations. If any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will also depend in part on our ability to successfully adapt to rapidly changing online media formats and other technologies. If we fail to adapt successfully, we could lose clients or advertising inventory.

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

We have invested and expect to continue to invest in new businesses, products, markets, services and technologies, including more expensive forms of media. For example, we may expend significant resources in developing new products and technologies and made strategic outlays in, among other things, partnerships, which in the short term may have the effect of reducing our adjusted EBITDA margin. If we are unsuccessful in our monetization efforts with respect to new products and investments, we may fail to engage and retain users and clients. We may have insufficient revenue to fully offset liabilities and expenses in connection with these new products and investments and may experience inadequate or unpredictable return of capital on our investments. As a result of new products and investments, we may expect fluctuations in our adjusted EBITDA margin.

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
•
offline direct marketing agencies;
•
mobile and social media; and
•
television, radio and print companies.

Finding, developing and retaining high quality media on a cost-effective basis is challenging because competition for web traffic among websites and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in media pricing, declining margins, reductions in revenue and loss of market share. In addition, if we expand the scope of our services, we may compete with a greater number of websites, clients and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Internet search and social media companies with brand recognition have significant numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic that provide a significant competitive advantage and have a significant impact on pricing for Internet advertising and web traffic. Some of these companies may offer or develop more vertically targeted products that match users with products and services and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of media inventory and web traffic. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger client bases, greater access to advertising inventory on high-traffic websites and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. Competition from other marketing service providers’ online and offline offerings has affected and may continue to affect both volume and price, and, thus, revenue, profit margins and profitability. If we fail to deliver results that are superior to those that other online marketing service providers deliver to clients, we could lose clients and market share, and our revenue may decline.

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

We generate a significant portion of our web visitors from online media that we source directly from our third-party publishers’ and strategic partners’ owned and operated websites, as well as indirectly from the affiliates of our third-party publishers and strategic partners. We also rely on third-party call centers and email marketers. Some of these third-parties, strategic partners, vendors and their respective affiliates are authorized to use our clients’ brands, subject to contractual restrictions. Any activity by third-party publishers, strategic partners, vendors or their respective affiliates which violates the marketing guidelines of our clients or that clients view as potentially damaging to their brands (e.g., search engine bidding on client trademarks), whether or not permitted by our contracts with our clients, could harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. Moreover, because we do not have a direct contractual relationship with the affiliates of our third-party publishers and strategic partners, we may not be able to monitor the compliance activity of such affiliates. If we are unable to cause our third-party publishers and strategic partners to monitor and enforce our clients’ contractual restrictions on such affiliates, our clients may terminate their relationships with us or decrease their marketing budgets with us. In addition, we may also face liability for any failure of our third-party publishers, strategic partners, vendors or their respective affiliates to comply with regulatory requirements, as further described in the risk factor beginning, “Negative changes in the economic conditions and the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.”

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
•
maintaining our standing with key vendors, including third-party publishers and Internet search and social media companies;
•
maintaining our client service standards; and
•
developing and improving our operational, financial and management controls and maintaining adequate reporting systems and procedures.

Our future success depends in part on the efficient performance of our software and technology infrastructure. As the numbers of websites, mobile applications and Internet users increase, our technology infrastructure may not be able to meet the increased demand. Unexpected constraints on our technology infrastructure could lead to slower website response times or system failures and adversely affect the availability of websites and the level of user responses received, which could result in the loss of clients or revenue or harm to our business and results of operations.

In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations. The improvements required to manage growth may require us to make significant expenditures, expand, train and manage our employee base, and reallocate valuable management resources. We may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. Any such expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement such expansions successfully, or if we experience inefficiencies and operational failures during their implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and cause us to lose current and potential users and clients. The costs associated with these adjustments to our architecture could harm our operating results. Accordingly, if we fail to effectively manage any future growth, our operating performance will suffer, and we may lose clients, key vendors and key personnel.

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

Acquisitions, investments or divestitures, and the process of evaluating strategic alternatives, involves a number of risks and uncertainties. For example, the process of integrating an acquired company, business or technology has in the past created, and may create in the future, unforeseen operating challenges, risks and expenditures, including with respect to: (i) integrating an acquired company’s accounting, financial reporting, management information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; (ii) integrating the controls, procedures and policies at companies we acquire that are appropriate for a public company; and (iii) transitioning the acquired company’s operations, users and customers onto our existing platforms. The success of our acquisitions and other investments will depend in part on our ability to successfully integrate and leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these acquisitions or investments, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

In addition, evaluating, negotiating and completing strategic transactions, including acquisitions, investments or divestitures, may distract management from our other businesses and result in significant expenses. Moreover, we may invest significant resources towards evaluating and negotiating strategic alternatives that do not ultimately result in a strategic transaction.

Our acquisitions or investments could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement with MBT, the purchase consideration included $4.0 million in post-closing payments and an estimated fair value of contingent consideration of $1.5 million of which the contingent consideration was paid off in the third quarter of fiscal year 2020. Under our acquisition agreement with CCM, the purchase consideration included $7.5 million in post-closing payments and an estimated fair value of contingent consideration of $3.6 million. Under our acquisition agreement with AmOne, the purchase consideration included $8.0 million in post-closing payments. Under our acquisition agreement with Modernize, the purchase consideration included $27.5 million in post-closing payments. Under our acquisition agreement with Mayo Labs, the purchase consideration included $2.0 million in post-closing payments. Under our acquisition agreement with FCE, the purchase consideration included $4.0 million in post-closing payments and contingent consideration of up to an additional $9.0 million. Also, the anticipated benefit of many of our strategic transactions, including anticipated synergies, may not materialize. Employee retention may be adversely impacted as the result of acquisitions, and our ability to manage across multiple remote locations and business cultures could adversely affect the realization of anticipated benefits. In connection with a disposition of assets or a business, we may also agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

In addition, any financial or other difficulties our third-party providers face may have negative effects on our business, the nature and extent of which we cannot predict. Other than our data privacy and security assessment processes, we exercise little control over our third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third-parties to facilitate analysis and storage of data and delivery of offerings. We have experienced interruptions and delays in service and availability for data centers, bandwidth and other technologies in the past, and may experience more in the future. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and services could adversely affect our business and could expose us to liabilities to third-parties.

Our quarterly revenue and results of operations may fluctuate significantly from quarter to quarter due to fluctuations in advertising spending, including seasonal and cyclical effects.

In addition to other factors that cause our results of operations to fluctuate, results are also subject to significant seasonal fluctuation. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. During that quarter, there is generally lower availability of media during the holiday period on a cost-effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better media availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31. Moreover, our lending clients’ businesses are subject to seasonality. For example, our clients that offer home services products are historically subject to seasonal trends. These trends reflect the general patterns of the home services industry, which typically peak in the spring and summer seasons. Other factors affecting our clients’ businesses include macro factors such as credit availability, the strength of the economy and employment. Any of the foregoing seasonal or cyclical trends, or the combination of them, may negatively impact our quarterly revenue and results of operations.

Furthermore, advertising spend on the Internet, similar to traditional media, tends to be cyclical and discretionary as a result of factors beyond our control, including budgetary constraints and buying patterns of clients, as well as economic conditions affecting the Internet and media industry. For example, weather and other events have in the past led to short-term increases in insurance industry client loss ratios and damage or interruption in our clients’ operations, either of which can lead to decreased client spend on online performance marketing. In addition, inherent industry specific risks (e.g., insurance industry loss ratios and cutbacks) and poor macroeconomic conditions such as high interest rates, inflationary environments as well as other short-term events could decrease our clients’ advertising spending and thereby have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We are exposed to the risk of fraudulent clicks or actions on our websites or our third-party publishers’ websites, which could lead our clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Click-through fraud occurs when an individual clicks on an ad displayed on a website or mobile application, or an automated system is used to create such clicks, with the intent of generating the revenue-share payment to the publisher rather than viewing the underlying content. Action fraud occurs when online lead forms are completed with false or fictitious information in an effort to increase a publisher’s compensable actions. From time to time, we have experienced fraudulent clicks or actions. We do not charge our clients for fraudulent clicks or actions when they are detected, and such fraudulent activities could negatively affect our profitability or harm our reputation. If fraudulent clicks or actions are not detected, the affected clients may experience a reduced return on their investment in our marketing programs, which could lead the clients to become dissatisfied with our campaigns, and in turn, lead to loss of clients and related revenue. Additionally, from time to time, we have had to, and in the future may have to, terminate relationships with publishers whom we believed to have engaged in fraud. Termination of such relationships entails a loss of revenue associated with the legitimate actions or clicks generated by such publishers.

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

We have from time to time become aware of third-parties who we believe may have infringed our intellectual property rights. Such infringement or infringement of which we are not yet aware could reduce our competitive advantages and cause us to lose clients, third-party publishers or could otherwise harm our business. Policing unauthorized use of our proprietary rights can be difficult and costly. Litigation, while it may be necessary to enforce or protect our intellectual property rights, could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful defending such litigation on the merits. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.

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
•
fluctuations in the stock price and operating results of our competitors or perceived competitors that operate in our industries; and
•
our commencement of, involvement in, or a perceived threat of litigation or regulatory enforcement action.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of March 31, 2023, approximately $20.0 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Goodwill impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are factors affecting the assessment of the fair value of our underlying reporting units for purposes of performing any goodwill impairment assessment. For example, our public market capitalization sustained a decline after December 31, 2012 and June 30, 2014 to a value below the net book carrying value of our equity, triggering the need for a goodwill impairment analysis. As a result of our goodwill impairment analysis, we recorded a goodwill impairment charge in those periods. Additionally, in the third quarter of fiscal year 2016, our stock price experienced volatility and our public market capitalization decreased to a value below the net book carrying value of our equity, triggering the need for an interim impairment test. While no impairment was recorded as a result of the interim impairment test, it is possible that in the future another event occurs that does require a material impairment charge. We will continue to conduct impairment analyses of our goodwill on an annual basis, unless indicators of possible impairment arise that would cause a triggering event, and we would be required to take additional impairment charges in the future if any recoverability assessments reflect estimated fair values that are less than our recorded values. Further impairment charges with respect to our goodwill or intangible assets could have a material adverse effect on our financial condition and results of operations.

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

Our business has been and may continue to be adversely impacted by the effects of COVID-19 and its aftermath. In addition to negative macroeconomic effects on our business, decreased consumer demand for products offered by our clients, and reduced client budgets, the COVID-19 pandemic and any other related adverse public health developments have caused and may further cause declines in revenue and margin, and disruption to our business may continue or worsen over a prolonged period. The businesses of our clients and third-party media publishers (including strategic partners) have also been negatively affected and may continue to be disrupted by reduced demand, deteriorated consumer creditworthiness, delinquencies, absenteeism, quarantines, economic responses by the U.S. and other governments to limit the human and economic impact of the COVID-19 pandemic (e.g., stimulus payments) and restrictions on employees’ ability to work, office closures and travel or health-related restrictions. In addition, in the aftermath of the pandemic, it may be the case that consumers spend less time researching and comparing online, which could represent decreased demand for the online products and services that we market for our clients. Depending on the magnitude and duration of such disruptions and their effect on client spending and/or the availability of quality media from third-party publishers including strategic partners, our business, financial condition, operating results and cash flows could be adversely affected.

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

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business, financial condition, operating results and cash flows, it may also have the effect of heightening or exacerbating many of the other risks described in these risk factors, such as those relating to a reduction in online marketing spend by our clients, a loss of clients or lower advertising yields, our dependence on third-party publishers including strategic partners, risks with respect to counterparties, annual and quarterly fluctuations in our results of operations, the impact of interest rate volatility on our visitor traffic, internal control over financial reporting, seasonal fluctuations, our ability to collect our receivables from our clients and risks relating to our ability to raise additional capital when and as needed. Even though the initial COVID-19 outbreak has substantially subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of economic downturns or recessions.

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
Date: May 5, 2023