Form 10-K
period 2023-06-30
QUINSTREET, INC
filed 2023-08-21
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the Nasdaq Global Select Market on such date, was $735,915,628. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 14, 2023: 54,586,546

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2023 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

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
•
the impact of broad-based pandemics or public health crises, such as COVID-19;
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
•
our ability to successfully complete acquisitions and other business development transactions including our ability to enter into, and manage the relationship and risks associated with, strategic partnerships; and
•
the occurrence of, and our ability to successfully challenge, regulatory audits, investigations or allegations of noncompliance with laws.

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

Item 1. Business

Our Company

We are a leader in performance marketplaces and technologies for the financial services and home services industries. Our approach to proprietary performance marketing technologies allows clients to engage high-intent digital media or traffic from a wide range of device types (e.g., mobile, desktop, tablet), in multiple formats or types of media (e.g., search engines, large and small media properties or websites, email), and in a wide range of cost-per-action, or CPA, forms. These forms of contact are the primary “products” we sell to our clients, and include qualified clicks, leads, calls, applications and customers. We specialize in customer acquisition for clients in high value, information-intensive markets, or “verticals,” including financial services and home services. Our clients include some of the world’s largest companies and brands in those markets. The majority of our operations and revenue are in North America.

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

Our proprietary technologies have been developed over the past 24 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

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
•
continuously seek to display clients and client offerings to visitors or consumers that result in the maximum number of consumers finding solutions that can meet their needs and to which they will take action to respond, resulting in media buying efficiency (e.g., by segmenting media or traffic so that the most appropriate clients or client offerings can be displayed or “matched” to each segment based on fit, response rates or conversion rates); and
•
through technology and analytics, seek to optimize combination of objectives to satisfy the maximum number of shopping or researching visitors or consumers, deliver on client marketing objectives, effectively compete for online media, and generate a sound financial outcome for us.

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

Clients

In fiscal years 2023, 2022 and 2021, we had one client, The Progressive Corporation, that accounted for 20%, 17% and 23% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2023, 2022 and 2021. Our top 20 clients accounted for 52%, 51% and 58% of net revenue in fiscal years 2023, 2022 and 2021. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party media sources, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2023, 2022 and 2021, we spent $28.9 million, $21.9 million and $19.3 million on product development.

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

As of June 30, 2023, we had 937 employees, which consisted of 270 employees in product development, 51 in sales and marketing, 45 in general and administration and 571 in operations. None of our employees are represented by a labor union.

Diversity

We are committed to fostering, cultivating and preserving a culture of diversity and inclusion. We not only embrace diversity but also seek to build a culture that attracts, retains, and develops a diverse set of employees. We have demonstrated this commitment by: (1) adding Diversity as one of our core values, (2) producing our first gender and race demographic report, and (3) matching employee contributions to approved national associations and organizations ranging from legal advocacy to domestic support. We have also formed a Culture Committee to create inclusive and diverse events.

Employee Compensation

We provide comprehensive and competitive compensation packages to attract, reward and retain talented employees. Our employees’ total compensation package includes market-competitive salary, bonuses or sales incentives, and equity awards, including restricted stock units and an employee stock purchase plan. We strive to be as transparent as possible about our compensation principles. We hold ourselves accountable and we are committed to pay equity and parity. Our compensation philosophy is designed with both short- and long-term incentives.

Development and Learning

We invest in the professional development and growth of all our employees and are strongly committed to our responsibility of providing development and growth opportunities to our employees through greater emphasis on internal mobility and fair and equitable talent practices.

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
•
We depend on third-party media sources, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these third-party publishers’ websites (including via regulatory action specific to those websites or to third-party media sources generally), or increase in the price of this media, could cause our revenue to decline or our cost to reach visitors to increase.
•
We are exposed to data privacy and security risks, particularly given that we gather, transmit, store and otherwise process personal information. If we fail to maintain adequate safeguards to protect the security, confidentiality and integrity of personal information, including any failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized or accidental access to or disclosure or use of confidential or proprietary data (including personal information) in our network systems, including via ransomware attacks, may cause us to incur significant expenses and may negatively affect our reputation and business.
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
•
If we fail to continually enhance and adapt our products asend services to keep pace with rapidly changing technologies and industry standards, we may not remain competitive and could lose clients or advertising inventory.
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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing Internet media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. In addition, our business model and product offerings continue to evolve. We believe that our implementation of our enhanced products and media strategies across our business is in a relatively early stage. As a result, we face risks and uncertainties such as but not limited to:

•
our still developing industry and relatively new business model and products such as our QRP product for insurance agents;
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
•
our ability to compete in our industry;
•
our ability to manage cybersecurity risks and costs associated with maintaining a robust security infrastructure;
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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 20% of our net revenue for fiscal year 2023. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

We depend on third-party media sources, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these third-party publishers’ websites (including via regulatory action specific to those websites or to third-party media sources generally), or increase in the price of this media, could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers (including strategic partners). In many instances, third-party publishers can change the media inventory they make available to us whether due to regulatory action affecting specific publishers or to third-party media generally at any time in ways that could impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make its media channel or inventory available to us, decides to demand a higher revenue-share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price and quality requirements, in which case our revenue could decline or our operating costs could increase.

We are exposed to data privacy and security risks, particularly given that we gather, transmit, store and otherwise process personal information. If we fail to maintain adequate safeguards to protect the security, confidentiality and integrity of personal information, including any failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized or accidental access to or disclosure or use of confidential or proprietary data (including personal information) in our network systems, including via ransomware attacks, may cause us to incur significant expenses and may negatively affect our reputation and business.

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers is substantial. We gather, transmit, store and otherwise process confidential and proprietary information about our users and marketing and media partners, including personal information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held, managed or otherwise processed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personal information. Complying with these contractual terms and various laws and regulations is expensive and could cause us to incur substantial additional costs or require us to change our business practices in a manner adverse to our business. In addition, cybersecurity incidents, cyber-attacks and other breaches have been occurring globally at a more frequent and severe level, and are evolving in nature and will likely continue to increase in frequency and severity in the future. Our existing security measures may not be successful in preventing security breaches, cyber-attacks or other similar incidents. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to security breaches, cyber-attacks and other similar incidents. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such as electronic or physical computer break-ins, security breaches, attacks, malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or information, fraud, employee error and other disruptions or similar incidents, including those perpetrated by criminals or nation state actors, that could result in, among other things, third parties gaining unauthorized access to our systems and data (including confidential, proprietary and personal information). Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber-attacks from Russia or its allies. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security breach, cyber-attack or other similar incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any actual or alleged security breach, cyber-attack or other similar incident may also result in a misappropriation of our confidential or proprietary information (including personal information) or that of our users, clients and third-party publishers, which could result in legal and financial liability, regulatory intervention, and harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

We also face risks associated with security breaches, cyber-attacks and other similar incidents affecting third parties conducting business over the Internet. Consumers generally are concerned with data privacy and security on the Internet, and any publicized data privacy or security problems could negatively affect consumers’ willingness to provide private information on the Internet generally, including through our services. Some of our business is conducted through third parties, which may gather, transmit, store and otherwise process information (including confidential, proprietary and personal information) about our users and marketing and media partners, through our infrastructure or through other systems. While we perform data privacy and security assessments on such third parties, it is important to note that if any such third party fails to adopt or adhere to adequate security procedures, or if despite such procedures its networks or systems are breached, information relating to our users and marketing and media partners may be lost or improperly accessed, used or disclosed. A security breach, cyber-attack or other similar incident experienced by any such third party could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third-parties may not comply with applicable disclosure or contractual requirements, which could expose us to liability.

Security concerns relating to our technological infrastructure, data privacy concerns relating to our data collection and processing practices and any perceived or public disclosure of any actual unauthorized or accidental access to or disclosure or use of personal information, whether through breach of our network or that of third parties with which we engage, by an unauthorized party or due to employee theft, misuse, or error, could harm our reputation, impair our ability to attract website visitors and to attract and retain our clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In recent years, several major companies have experienced high-profile security breaches, cyber-attacks and other similar incidents that exposed their customers’ personal information. In addition, we could incur significant costs for which our insurance policies may not adequately cover us and may be required to expend significant resources in protecting against cyber-attacks, security breaches and other similar incidents and to comply with the multitude of state, federal and foreign laws and regulations regarding data privacy, security and data breach notification obligations. We may need to increase our security-related expenditures to maintain or increase our systems’ security or to address problems caused and liabilities incurred by security breaches, cyber-attacks and other similar incidents.

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

In addition, if there are changes in the usage and functioning of search engines or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, this could negatively impact our owned and operated and our third-party publishers’ websites.

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

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, search engines, Internet tracking technologies, direct marketing, data privacy and security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain. Keeping our business in compliance with or bringing our business into compliance with new laws and regulations, therefore, may be costly, affect our revenue and harm our financial results.

For example, we believe increased regulation may continue to occur in the area of data privacy and security, and laws and regulations applying to the solicitation, collection, retention, deletion, sharing, use and other processing of personal information. At the U.S. federal level, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices (including with respect to data privacy and security). At the state level, we are subject to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”). The CCPA requires covered businesses to, among other things, provide disclosures to California residents about their data collection, use, sharing and processing practices and, with limited business exceptions, the CCPA affords such individuals various rights with respect to their personal information, including to request deletion of personal information collected about them and to opt-out of certain personal information selling and sharing practices. A number of other states have enacted, or are considering enacting, comprehensive data privacy laws. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Further, foreign laws and regulations such as the EU General

Data Protection Regulation (the “EU GDPR”), and the version thereof implemented into the laws of the United Kingdom following Brexit (the “UK GDPR”), may apply to our business and marketing activities that are offered to European Union and United Kingdom users. The EU GDPR and UK GDPR include a range of compliance obligations and penalties for non-compliance are significant. Although the substantive requirements of the UK GDPR are largely aligned with those of the EU GDPR, exposing us to burdens and risks comparable to the EU GDPR, that may change over time. Existing and new data privacy and security laws and regulations could affect, and may result in expenditures to ensure, our ability to store, use, share and otherwise process personal information in accordance with applicable laws and regulations. We also are, and in the future may become, subject to various other obligations relating to data privacy and security, including industry standards, external and internal policies, contracts and other obligations. Violations or alleged violations of laws and regulations, or any such obligations, by us, our third-party publishers, our clients or our third-party service providers on which we rely to process personal information on our behalf, could result in enforcement actions, litigation, damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations (including amendments thereof or changes in enforcement of existing laws or regulations applicable to us or our clients) could affect the activities or strategies of us or our clients and, therefore, lead to reductions in their level of business with us or otherwise impact our business.

Additionally, in connection with our owned and our third-party publishers’ telemarketing campaigns to generate traffic for our clients, we are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the federal Telephone Consumer Protection Act (the “TCPA”), which requires prior express written consent for certain types of telemarketing calls. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions and litigation. The TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (the “FCC”) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, we generate inquiries from users that provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers and cannot guarantee that these third-parties will comply with applicable laws and regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing laws and regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

Changes in regulations, or the regulatory environment, applicable to us or our media sources, third party publishers or clients could also have a material adverse effect on our business. For example, in March of 2023, the FCC issued a Report and Order and Further Notice of Public Rulemaking regarding Targeting and Eliminating Unlawful Text Messages. The proposed rules, among other things, would amend TCPA consent requirements to ban the practice of allowing a single consumer consent to be grounds for multiple marketers to deliver calls and text messages. If adopted, the proposed rules could have a material adverse impact on our media sources and our clients, especially smaller businesses, as these media sources and clients may not be able to continue to participate in, or may substantially reduce their participation in, the online advertising channel due to increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. Decreased participation in online advertising by our media sources or clients as a result of the proposed rules could have a material adverse impact on our business, results of operation and financial condition, as it may reduce the availability to us of qualified inquiries. Moreover, our business could be materially and adversely affected directly by the FCC’s proposed rules, as we also generate a substantial portion of our revenue from our own operation of websites to generate qualified inquiries. As of the date of this report, the FCC’s proposed rules have been released for public comment only and have not been formally adopted. The final provisions and the timeline for its adoption are subject to changes and uncertainties. The final version of the FCC’s proposed rules, if adopted, could contain additional provisions resulting in additional material adverse impacts on our business, including to our revenue and profitability. Additionally, compliance with the FCC’s proposed rules, if adopted, and other future changes in laws may increase our compliance costs, and any failure by us or our media sources or clients to comply with such laws may subject us to significant liabilities.

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

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of legal and regulatory requirements. For our dispositioned assets or businesses, we retain certain liabilities or obligations in connection with our pre-closing actions or omissions, contractual or otherwise. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states; and, in the first quarter of fiscal year 2021, we dispositioned our education client vertical. Because our subsidiary CCM provides performance marketing agency and technology services to clients in financial services, education and other markets, we may still be subject to investigations, audits, inquiries, claims or litigation related to education. If any audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Our cash and cash equivalents may be exposed to banking institution risk.

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risks, which may include failure or other circumstances that limit our access to deposits or other banking services. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if users or clients perceive our systems to be unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, or other natural disasters, power loss, terrorist attacks, break-ins, hardware or software failures, telecommunications failures, security breaches, cyber-attacks and other similar incidents, computer viruses or other attempts to harm our systems, and similar events. If the third-party data centers that we utilize were to experience a major power outage, we would have to rely on their back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Furthermore, we do not currently have backup generators at our Foster City, California headquarters. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results of operations for the period of time in which any disruption of utility services to us occurs.

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired Modernize, Inc. (“Modernize”), Mayo Labs, LLC (“Mayo Labs”) and FC Ecosystem, LLC (“FCE”) in fiscal year 2021, and acquired AmOne Corp. (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”) in fiscal year 2019. Furthermore, we divested our education client vertical in fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”) and VEMM, LLC (“VEMM”) along with its interests in EDB, and our mortgage client vertical in the second half of fiscal year 2020.

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

Interruptions, failures or defects in our data collection systems, as well as data privacy and security concerns and regulatory changes or enforcement actions affecting our or our data partners’ ability to collect user data, could also limit our ability to analyze data from, and thereby optimize, our clients’ marketing campaigns. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of June 30, 2023, approximately $19.0 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Substantial future sales of shares by our stockholders could negatively affect our stock price.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. Additionally, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis or effectively prevent fraud could be impaired, which would adversely affect our ability to operate our business.

In order to comply with the Sarbanes-Oxley Act of 2002 (“SOX Act”), our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. All control systems have inherent limitations, and, accordingly, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action. If our estimates or judgements relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

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

In fiscal years 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no material weaknesses were identified in our internal control over financial reporting as of June 30, 2023, we cannot assure you that we will not in the future identify material weaknesses. In addition, the standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to discover material weaknesses in our internal controls or maintain effective internal controls over financial reporting, our business and reputation may be harmed and our stock price may decline.

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

Our business has been and may continue to be adversely impacted by the effects of COVID-19 and its aftermath. In addition to negative macroeconomic effects on our business, decreased consumer demand for products offered by our clients, and reduced client budgets, the COVID-19 pandemic and any other related adverse public health developments have caused and may further cause declines in revenue and margin, and disruption to our business may continue or worsen over a prolonged period. The businesses of our clients and third-party media publishers (including strategic partners) have also been negatively affected and may continue to be disrupted by reduced demand, deteriorated consumer creditworthiness, delinquencies, absenteeism, quarantines, economic responses by the U.S. and other governments to limit the human and economic impact of the COVID-19 pandemic (e.g., stimulus payments) and restrictions on employees’ ability to work, office closures and travel or health-related restrictions. In addition, our clients’ businesses may continue to be disrupted in the aftermath of the pandemic if consumers spend less time researching and comparing online, which could represent decreased demand for the online products and services that we market for our clients. Depending on the magnitude and duration of such disruptions and their effect on client spending and/or the availability of quality media from third-party publishers including strategic partners, our business, financial condition, operating results and cash flows could be adversely affected.

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

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business, financial condition, operating results and cash flows, it may also have the effect of heightening or exacerbating many of the other risks described in these risk factors, such as those relating to a reduction in online marketing spend by our clients, a loss of clients or lower advertising yields, our dependence on third-party publishers including strategic partners, risks with respect to counterparties, annual and quarterly fluctuations in our results of operations, the impact of interest rate volatility on our visitor traffic, internal control over financial reporting, seasonal fluctuations, our ability to collect our receivables from our clients and risks relating to our ability to raise additional capital when and as needed. Even though the initial COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of economic downturns or recessions.

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

Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, users impersonating or scraping our websites, unfavorable media coverage, consumer class action litigation, or the disclosure of security breaches, cyber-attacks or other similar incidents, could adversely affect our business, financial condition and results of operations.

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
•
successfully navigating foreign laws and regulations, including marketing, data privacy and security, employment and labor regulations;
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 950 Tower Lane, Suite Nos. 500 and 600, Foster City, California 94404 and consist of approximately 44,556 square feet of office space under a lease with an expiration date in October 2023. This facility accommodates our engineering, sales, marketing, operations, finance and administrative activities. In March 2023, we amended our lease agreement. Under the amended agreement, upon the expiration of the current lease, our corporate headquarters will be relocated to Suite No. 1200 within the same building and consist of approximately 22,915 square feet of office space with a lease term of five years.

We also lease additional facilities to accommodate our engineering, sales, marketing, and operations throughout the United States. Outside of the United States, we lease facilities to accommodate engineering and operations in India. We may add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol QNST. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

Fiscal Year Ended June 30, 2023	High	Low
First quarter ended September 30, 2022	$13.51	$10.19
Second quarter ended December 31, 2022	$14.38	$10.56
Third quarter ended March 31, 2023	$18.03	$14.37
Fourth quarter ended June 30, 2023	$15.64	$6.92

Fiscal Year Ended June 30, 2022	High	Low
First quarter ended September 30, 2021	$19.06	$16.13
Second quarter ended December 31, 2021	$18.60	$13.28
Third quarter ended March 31, 2022	$18.49	$10.45
Fourth quarter ended June 30, 2022	$12.25	$8.55

On August 14, 2023, the closing price as reported on the Nasdaq Global Select Market of our common stock was $9.70 per share and we had approximately 42 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following table summarizes the stock repurchase activity that took place in the open market during the fourth quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares May Yet Be Purchased Under the Share Repurchase Program
April 1, 2023 - April 30, 2023	—	$—	—	$20,000,107
May 1, 2023 - May 31, 2023	22,976	8.08	22,976	19,813,722
June 1, 2023 - June 30, 2023	94,573	8.61	94,573	18,996,891
Total	117,549	$8.50	117,549

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

The following performance graph shows a comparison from June 30, 2018 through June 30, 2023 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2023.

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

We derived the consolidated statements of operations data for fiscal years ended June 30, 2023, 2022 and 2021 and the consolidated balance sheets data as of June 30, 2023 and 2022 from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statements of operations data for fiscal years ended June 30, 2020 and 2019 and the consolidated balance sheets data as of June 30, 2021, 2020 and 2019 are derived from our audited consolidated financial statements, which are not included in this report.

	Fiscal Year Ended June 30,
	2023	2022	2021	2020	2019
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$580,624	$582,099	$578,487	$490,339	$455,154
Cost of revenue (1)	532,101	528,368	507,956	437,864	393,509
Gross profit	48,523	53,731	70,531	52,475	61,645
Operating expenses: (1)
Product development	28,893	21,906	19,344	14,206	12,329
Sales and marketing	12,542	11,042	10,991	8,876	8,755
General and administrative	27,904	25,501	26,270	23,188	29,834
Total operating expenses	69,339	58,449	56,605	46,270	50,918
Operating (loss) income	(20,816)	(4,718)	13,926	6,205	10,727
Interest income	296	10	39	230	290
Interest expense	(790)	(1,075)	(1,296)	(696)	(367)
Other (expense) income, net	(52)	21	16,660	12,947	69
Interest and other (expense) income, net	(546)	(1,044)	15,403	12,481	(8)
(Loss) income before income taxes	(21,362)	(5,762)	29,329	18,686	10,719
(Provision for) benefit from income taxes	(47,504)	514	(5,774)	(584)	51,761
Net (loss) income	$(68,866)	$(5,248)	$23,555	$18,102	$62,480

Net (loss) income per share: (2)
Basic	$(1.28)	$(0.10)	$0.44	$0.35	$1.26
Diluted	$(1.28)	$(0.10)	$0.43	$0.34	$1.18

Weighted-average shares used in computing net (loss) income per share:
Basic	53,799	54,339	53,166	51,529	49,581
Diluted	53,799	54,339	55,129	53,387	52,754

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$7,923	$7,475	$8,997	$8,569	$7,354
Product development	2,880	2,575	2,339	1,819	1,606
Sales and marketing	2,298	2,378	2,459	1,701	1,358
General and administrative	5,685	6,078	5,838	4,628	3,810

(2)
See Note 4, Net (Loss) Income per Share, to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net (loss) income per share of common stock.

	June 30,
	2023	2022	2021	2020	2019
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$73,677	$96,439	$110,318	$107,509	$62,522
Working capital	61,384	73,213	90,565	99,735	59,679
Total assets	337,155	419,909	449,515	358,407	324,611
Long-term liabilities	17,534	24,330	38,756	16,626	18,083
Total stockholders' equity	229,801	286,000	295,148	255,944	222,829

	Fiscal Year Ended June 30,
	2023	2022	2021	2020	2019
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$11,838	$28,672	$50,615	$47,608	$37,965
Depreciation and amortization	19,155	16,961	16,201	11,476	8,975
Capital expenditures	3,062	2,842	1,969	1,962	1,972

	Fiscal Year Ended June 30,
	2023	2022	2021	2020	2019
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$16,690	$31,030	$52,188	$36,229	$34,489

(1)
We define adjusted EBITDA as net (loss) income less interest and other expense, net, provision for (benefit from) income taxes, depreciation expense, amortization expense, stock-based compensation expense, acquisition and divestiture costs, gain on divestitures of businesses, net, strategic review costs, contingent consideration adjustment, litigation settlement expense, tax settlement expense, and restructuring costs.

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

In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance, debt-service capabilities and as a metric for analyzing company valuations. Our use of adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
adjusted EBITDA does not reflect our cash expenditures for internal software development projects, capital equipment or other contractual commitments;
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

The following table presents a reconciliation of adjusted EBITDA to net (loss) income calculated in accordance with U.S. generally accepted accounting principles (GAAP), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2023	2022	2021	2020	2019
	(In thousands)
Net (loss) income	$(68,866)	$(5,248)	$23,555	$18,102	$62,480
Interest and other expense, net	546	1,044	1,212	1,097	8
Provision for (benefit from) income taxes	47,504	(514)	5,774	584	(51,761)
Depreciation and amortization	19,155	16,961	16,201	11,476	8,975
Stock-based compensation expense	18,786	18,506	19,633	16,717	14,128
Acquisition and divestiture costs	102	519	811	985	736
Gain on divestitures of businesses, net	—	—	(16,615)	(13,578)	—
Strategic review costs	—	—	—	330	—
Contingent consideration adjustment	—	(926)	—	—	(100)
Litigation settlement expense	6	34	231	95	23
Tax settlement expense	(755)	516	310	—	—
Restructuring costs	212	138	1,076	421	—
Adjusted EBITDA	$16,690	$31,030	$52,188	$36,229	$34,489

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
•
continuously seek to display clients and client offerings to visitors or consumers that result in the maximum number of consumers finding solutions that can meet their needs and to which they will take action to respond, resulting in media buying efficiency (e.g., by segmenting media or traffic so that the most appropriate clients or client offerings can be displayed or “matched” to each segment based on fit, response rates or conversion rates); and
•
through technology and analytics, seek to optimize combination of objectives to satisfy the maximum number of shopping or researching visitors or consumers, deliver on client marketing objectives, effectively compete for online media, and generate a sound financial outcome for us.

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

Our financial services client vertical represented 66%, 72% and 74% of net revenue in fiscal years 2023, 2022 and 2021. Our home services client vertical represented 33%, 27% and 23% of net revenue in fiscal years 2023, 2022 and 2021. Other revenue, which primarily includes our performance marketing agency and technology services, represented 1% of net revenue in fiscal years 2023, 2022 and 2021. In addition, revenue recognized from our divested former education client vertical represented 0%, 0% and 2% of net revenue for fiscal years 2023, 2022 and 2021. See Note 7, Divestitures, to our consolidated financial statements for more information related to the divestiture. We generated the majority of our revenue from sales to clients in the United States.

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

Acquisitions

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions in the past, including the acquisitions of Modernize, Mayo Labs and FCE completed in fiscal year 2021, and the acquisitions of AmOne, CCM, and MBT completed in fiscal year 2019. For detailed information regarding our acquisitions, refer to Note 6, Acquisitions to our consolidated financial statements.

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

Basis of Presentation

Net Revenue

Our business generates revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. We deliver targeted and measurable results through a vertical focus, which includes our financial services client vertical and our home services client vertical. All remaining businesses that are not significant enough for separate reporting are included in other revenue. Our revenue recognized in fiscal year 2021 also included the revenue generated from our divested former education client vertical. See Note 7, Divestitures, to our consolidated financial statements for more information related to the divestiture.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of June 30, 2023; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange, gains and losses on divestitures of subsidiaries, client verticals and assets that were not considered to be strategically important to our business, and other non-operating items.

(Provision for) Benefit from Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2023		2022		2021
	(In thousands, except percentages)
Net revenue	$580,624	100.0%	$582,099	100.0%	$578,487	100.0%
Cost of revenue (1)	532,101	91.6	528,368	90.8	507,956	87.8
Gross profit	48,523	8.4	53,731	9.2	70,531	12.2
Operating expenses: (1)
Product development	28,893	5.0	21,906	3.7	19,344	3.3
Sales and marketing	12,542	2.2	11,042	1.9	10,991	1.9
General and administrative	27,904	4.8	25,501	4.4	26,270	4.6
Operating (loss) income	(20,816)	(3.6)	(4,718)	(0.8)	13,926	2.4
Interest income	296	0.1	10	—	39	—
Interest expense	(790)	(0.2)	(1,075)	(0.2)	(1,296)	(0.2)
Other (expense) income, net	(52)	—	21	—	16,660	2.9
(Loss) income before income taxes	(21,362)	(3.7)	(5,762)	(1.0)	29,329	5.1
(Provision for) benefit from income taxes	(47,504)	(8.2)	514	0.1	(5,774)	(1.0)
Net (loss) income	$(68,866)	(11.9)%	$(5,248)	(0.9)%	$23,555	4.1%

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$7,923	1.4%	$7,475	1.3%	$8,997	1.6%
Product development	2,880	0.5	2,575	0.4	2,339	0.4
Sales and marketing	2,298	0.4	2,378	0.4	2,459	0.4
General and administrative	5,685	1.0	6,078	1.0	5,838	1.0
Gross Profit

	Fiscal Year Ended June 30,			2023 - 2022	2022 - 2021
	2023	2022	2021	% Change	% Change
	(In thousands)
Net revenue	$580,624	$582,099	$578,487	—%	1%
Cost of revenue	532,101	528,368	507,956	1%	4%
Gross profit	$48,523	$53,731	$70,531	(10%)	(24%)

Net Revenue

Net revenue was approximately flat in fiscal year 2023 compared to fiscal year 2022. Revenue from our financial services client vertical decreased by $37.4 million, or 9%, due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by higher incident rates, inflation, and higher costs to repair and replace vehicles. This was offset by an increase in revenue in our credit cards, personal loans and banking businesses due to increased media and client budgets. Revenue from our home services client vertical increased by $34.3 million, or 22%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $7.8 million of revenue for fiscal year 2023, as compared to $6.2 million of revenue for fiscal year 2022.

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

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $3.7 million, or 1%, in fiscal year 2023 compared to fiscal year 2022. This was primarily driven by increased personnel costs of $16.4 million and increased amortization of intangible assets of $2.0 million, offset by decreased media and marketing costs of $15.9 million. The increase in personnel costs was mainly due to higher headcount, the impact of our annual salary increases, increased incentive compensation and increased stock-based compensation expense. The decrease in media and marketing costs was associated with higher mix of revenue derived from businesses with better media efficiency. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 8% in fiscal year 2023 compared to 9% in fiscal year 2022. The decrease in gross profit margin was primarily attributable to increased personnel costs as a percentage of revenue as we continue to invest in long-term growth initiatives and capabilities.

Cost of revenue increased by $20.4 million, or 4%, in fiscal year 2022 compared to fiscal year 2021. This was primarily driven by increased media and marketing costs of $15.4 million, increased personnel costs of $3.3 million and increased amortization of intangible assets of $0.5 million. The increase in media and marketing costs was associated with higher revenue volumes. The increase in personnel costs was mainly attributable to a higher headcount. The increase in amortization expense was primarily due to the acquisitions of intangible assets in fiscal year 2022. Gross profit margin was 9% in fiscal year 2022 compared to 12% in fiscal year 2021. The decrease in gross profit margin was primarily attributable to increased media and marketing costs as a percentage of revenue.

Operating Expenses

	Fiscal Year Ended June 30,			2023 - 2022	2022 - 2021
	2023	2022	2021	% Change	% Change
	(In thousands)
Product development	$28,893	$21,906	$19,344	32%	13%
Sales and marketing	12,542	11,042	10,991	14%	—%
General and administrative	27,904	25,501	26,270	9%	(3%)
Operating expenses	$69,339	$58,449	$56,605	19%	3%

Product Development Expenses

Product development expenses increased by $7.0 million, or 32%, in fiscal year 2023 compared to fiscal year 2022. This was primarily due to increased personnel costs of $6.4 million as a result of higher headcount and the impact of our annual salary increases as we continue to invest in long-term growth initiatives and capabilities, and increased professional services costs of $0.6 million.

Product development expenses increased by $2.6 million, or 13%, in fiscal year 2022 compared to fiscal year 2021. This was primarily due to increased personnel costs of $1.5 million as a result of higher headcount, and increased professional services costs of $0.7 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.5 million, or 14%, in fiscal year 2023 compared to fiscal year 2022. This was primarily due to increased personnel costs of $1.6 million as a result of higher headcount, the impact of our annual salary increases, and increased incentive compensation.

Sales and marketing expenses were approximately flat in fiscal year 2022 compared to fiscal year 2021.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 9%, in fiscal year 2023 compared to fiscal year 2022. This was primarily due to an allowance for bad debt expense of $2.0 million recorded in fiscal year 2023, and increased professional services costs of $0.7 million.

General and administrative expenses decreased by $0.8 million, or 3%, in fiscal year 2022 compared to fiscal year 2021. This was primarily due to an adjustment to contingent consideration of $0.9 million recorded in fiscal year 2022.

Interest and Other (Expense) Income, Net

	Fiscal Year Ended June 30,			2023 - 2022	2022 - 2021
	2023	2022	2021	% Change	% Change
	(In thousands)
Interest income	$296	$10	$39	2860%	(74%)
Interest expense	(790)	(1,075)	(1,296)	(27%)	(17%)
Other (expense) income, net	(52)	21	16,660	(348%)	(100%)
Interest and other (expense) income, net	$(546)	$(1,044)	$15,403	(48%)	(107%)

Interest income relates to interest earned on our cash and cash equivalents in fiscal years 2023, 2022 and 2021.

Interest expense decreased by $0.3 million, or 27%, in fiscal year 2023 compared to fiscal year 2022 primarily due to decreased imputed interest on a lower average outstanding balance of the post-closing payments related to our business acquisitions. Interest expense decreased by $0.2 million, or 17%, in fiscal year 2022 compared to fiscal year 2021 primarily due to decreased imputed interest on a lower average outstanding balance of the post-closing payments related to our business acquisitions.

Other (expense) income, net, was immaterial in both fiscal years 2023 and 2022. Other (expense) income, net, was $16.7 million in fiscal year 2021 primarily due to a gain of $16.6 million recognized from the divestiture of our education client vertical.

(Provision for) Benefit from Income Taxes

	Fiscal Year Ended June 30,
	2023	2022	2021
	(In thousands)
(Provision for) benefit from income taxes	$(47,504)	$514	$(5,774)
Effective tax rate	(222.4%)	8.9%	19.7%

We recorded a provision for income taxes of $47.5 million in fiscal year 2023, primarily as a result of establishing a valuation allowance against the net deferred tax assets, which resulted in deferred federal and state income taxes of $47.1 million and current state and foreign income taxes of $0.4 million. The Company evaluated the need for a valuation allowance at year end by considering among other things, the nature, frequency and severity of current and cumulative losses, reversal of taxable temporary differences, tax planning strategies, forecasts of future profitability, and the duration of statutory carryforward periods based upon this analysis the Company determined that the significant negative evidence associated with cumulative losses in recent periods and current results outweighed the positive evidence as of June 30, 2023 and accordingly, the near-term realization of certain of these assets was deemed not more likely than not. The Company recorded a one-time non-cash charge to income tax expense in the current period.

We recorded a benefit from income taxes of $0.5 million in fiscal year 2022, primarily as a result of a net benefit for deferred federal and state income taxes of $0.9 million offset by current state and foreign income taxes of $0.4 million.

We recorded a provision for income taxes of $5.8 million in fiscal year 2021, primarily as a result of deferred federal and state income taxes of $5.3 million and current state and foreign taxes of $0.4 million.

Our effective tax rate was (222.4%), 8.9%, and 19.7% in fiscal years 2023, 2022 and 2021. The increase in our effective tax rate for the fiscal year 2023 compared to fiscal year 2022 was primarily due to a one-time, non-cash charge to establish a valuation allowance for the net deferred tax assets.

A provision of the Tax Cuts and Jobs Act (TCJA) is effective for us for the fiscal year ending June 30, 2023, creating a significant change to the treatment of research and experimental (R&E) expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting research and development expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and requires Sec. 174 expenses associated with research conducted in the U.S. to be capitalized and amortized over a 5-year period. For expenses associated with research outside of the United States, Sec. 174 expenses are required to be capitalized and amortized over a 15-year period. This change in tax law did not have a material impact to cash taxes and the Company has accounted for a deferred tax asset related to these costs.

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

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $73.7 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(In thousands)
Net cash provided by operating activities	$11,838	$28,672	$50,615
Net cash used in investing activities	(15,125)	(9,225)	(36,457)
Net cash used in financing activities	(19,459)	(33,315)	(11,312)

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

Cash provided by operating activities was $11.8 million in fiscal year 2023, compared to cash provided by operating activities of $28.7 million in fiscal year 2022 and cash provided by operating activities of $50.6 million in fiscal year 2021.

Cash provided by operating activities in fiscal year 2023 consisted of net loss of $68.9 million, adjusted for non-cash adjustments of $86.7 million and changes in working capital accounts of $6.0 million. The non-cash adjustments primarily consisted of a one-time non-cash charge of $47.2 million to establish a valuation allowance for our deferred tax assets, depreciation and amortization of $19.2 million, and stock-based compensation expense of $18.8 million. The changes in working capital accounts were primarily attributable to a decrease in accrued liabilities of $7.1 million, an increase in prepaid expenses and other assets of $4.8 million, and a decrease in accounts payable of $4.8 million, offset by a decrease in accounts receivable of $10.9 million. The decreases in accounts receivable, accrued liabilities and accounts payable were primarily due to lower revenue levels in the two months ended June 30, 2023 as compared to the two months ended June 30, 2022, and the timing of receipts and payments. The increase in prepaid expenses and other assets was primarily due to increased prepayments made to third-party publishers.

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

Cash used in investing activities was $15.1 million in fiscal year 2023 compared to $9.2 million in fiscal year 2022 and $36.5 million in fiscal year 2021.

Cash used in investing activities in fiscal year 2023 was primarily due to capital expenditures and internal software development costs of $15.0 million.

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

Cash used in financing activities was $19.5 million in fiscal year 2023, compared to cash used in financing activities of $33.3 million in fiscal year 2022 and $11.3 million in fiscal year 2021.

Cash used in financing activities in fiscal year 2023 was due to payment of post-closing payments and contingent consideration related to acquisitions of $11.6 million, repurchases of common stock of $5.6 million, and the payment of withholding taxes related to the release of restricted stock, net of share settlement of $5.4 million, offset by proceeds from the issuance of common stock under the employee stock purchase plan and exercise of stock options of $3.2 million.

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

Contractual Obligations

The following table sets forth payments due under our contractual obligations as of June 30, 2023:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases (1)	$18,593	$5,521	$6,121	$5,285	$1,666
Post-closing payment related to acquisitions (2)	17,498	12,373	5,125	—	—
Contingent consideration related to acquisitions (2)	1,039	1,039	—	—	—
Total	$37,130	$18,933	$11,246	$5,285	$1,666
(1)
We lease various office facilities, including our corporate headquarters in Foster City, California. The terms of certain lease agreements include rent escalation provisions and tenant improvement allowances.

In February 2010, we entered into a lease agreement for our corporate headquarters located at 950 Tower Lane, Foster City, California with an expiration date in October 2018 and an option to extend the term of the lease twice by one additional year. In April 2018, the lease agreement was amended to extend the lease term through October 31, 2023, with an option to extend the term of the lease for an additional five years following the expiration date.

In March 2023, the lease agreement was further amended, pursuant to which the corporate headquarters will be relocated to a different floor within the same building upon the expiration of the existing lease. The amended agreement will commence in fiscal year 2024, with undiscounted future minimum payment of $8.4 million and a lease term of five years. We have one option to extend the term of the lease for an additional three years.

(2)
In accordance with the terms of the acquisitions completed in fiscal years 2022, 2021 and 2019 we are required to make post-closing payments and contingent consideration payments. See Note 6, Acquisitions, to our consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our business acquisitions.

The above table does not include approximately $2.6 million of long-term income tax liabilities for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

We recognize stock-based compensation expense for options and service-based RSUs using the straight-line method, and for performance-based RSUs using the graded vesting method, based on awards ultimately expected to vest. We recognize stock-based compensation expense for the purchase rights granted under the ESPP using the straight-line method over the offering period. We estimate future forfeitures at the date of grant. On an annual basis, we assess changes to our estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to the forfeiture rates, if any, is recognized in the period that change is made.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to record deferred taxes. The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company regularly assess the realizability of our deferred tax assets. Judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate. The Company considers all available evidence, both positive and negative, to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need, or continued need, for a valuation allowance The Company considers, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, forecasts of future profitability, and the duration of statutory carryforward periods. Our judgment regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors.

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

We perform our annual goodwill impairment test on April 30 and conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, we consider the impact of key factors such as changes in the general economic conditions, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. We had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2023 and 2022. Based on the results of the qualitative assessment completed as of April 30, 2023 and 2022, there were no indicators of impairment.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2023 and 2022, we evaluated our long-lived assets and concluded there were no indicators of impairment.

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

QUINSTREET, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuinStreet, Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2022 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue primarily from fees earned through the delivery of qualified inquires such as clicks, leads, calls, applications, or customers. The Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has assessed the services promised in its contracts with clients and has identified one performance obligation, which is a series of distinct services. Depending on the client’s needs, these services consist of a specified or an unlimited number of clicks, leads, calls, applications, or customers to be delivered over a period of time. The Company satisfies these performance obligations over time as the services are provided. The transaction price for any given period is fixed and no estimation of variable consideration is required. The Company does not promise to provide any other significant goods or services to its clients. The Company recorded total net revenue of $581 million for the year ended June 30, 2023.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating and recalculating, on a sample basis, the revenue recognized by obtaining and inspecting source documents, including executed contracts, invoices, delivery documents, and cash receipts, where applicable; (ii) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of year end and obtaining and inspecting source documents, including executed contracts, invoices, delivery documents, and subsequent cash receipts, where applicable, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

August 21, 2023

We have served as the Company’s auditor since 2000.

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$73,677	$96,439
Accounts receivable, net of allowances and reserves of $3,722 and $1,536 as of June 30, 2023 and June 30, 2022, respectively	67,748	81,429
Prepaid expenses and other assets	9,779	4,924
Total current assets	151,204	182,792
Property and equipment, net	16,749	9,311
Operating lease right-of-use assets	3,536	6,801
Goodwill	121,141	121,141
Other intangible assets, net	38,700	49,696
Deferred tax assets, noncurrent	—	44,220
Other assets, noncurrent	5,825	5,948
Total assets	$337,155	$419,909
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,926	$42,410
Accrued liabilities	44,010	54,459
Deferred revenue	9	341
Other liabilities	7,875	12,369
Total current liabilities	89,820	109,579
Operating lease liabilities, noncurrent	1,261	3,858
Other liabilities, noncurrent	16,273	20,472
Total liabilities	107,354	133,909
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 54,192,928 and 53,356,875 shares issued and outstanding as of June 30, 2023 and June 30, 2022	54	53
Additional paid-in capital	329,093	316,422
Accumulated other comprehensive loss	(266)	(261)
Accumulated deficit	(99,080)	(30,214)
Total stockholders' equity	229,801	286,000
Total liabilities and stockholders' equity	$337,155	$419,909

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2023	2022	2021
Net revenue	$580,624	$582,099	$578,487
Cost of revenue (1)	532,101	528,368	507,956
Gross profit	48,523	53,731	70,531
Operating expenses: (1)
Product development	28,893	21,906	19,344
Sales and marketing	12,542	11,042	10,991
General and administrative	27,904	25,501	26,270
Operating (loss) income	(20,816)	(4,718)	13,926
Interest income	296	10	39
Interest expense	(790)	(1,075)	(1,296)
Other (expense) income, net	(52)	21	16,660
(Loss) income before income taxes	(21,362)	(5,762)	29,329
(Provision for) benefit from income taxes	(47,504)	514	(5,774)
Net (loss) income	$(68,866)	$(5,248)	$23,555

Net (loss) income per share:
Basic	$(1.28)	$(0.10)	$0.44
Diluted	$(1.28)	$(0.10)	$0.43

Weighted-average shares used in computing net (loss) income per share:
Basic	53,799	54,339	53,166
Diluted	53,799	54,339	55,129

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$7,923	$7,475	$8,997
Product development	2,880	2,575	2,339
Sales and marketing	2,298	2,378	2,459
General and administrative	5,685	6,078	5,838

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal Year Ended June 30,
	2023	2022	2021
Net (loss) income	$(68,866)	$(5,248)	$23,555
Other comprehensive loss:
Foreign currency translation adjustment	(5)	(6)	(18)
Total other comprehensive loss	(5)	(6)	(18)
Comprehensive (loss) income	$(68,871)	$(5,254)	$23,537

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2020	52,209,813	$52	—	$—	$304,650	$(237)	$(48,521)	$255,944
Issuance of common stock upon exercise of stock options	739,985	1	—	—	3,967	—	—	3,968
Release of restricted stock, net of share settlement	836,565	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	19,679	—	—	19,679
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(7,980)	—	—	(7,980)
Net income	—	—	—	—	—	—	23,555	23,555
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Balance at June 30, 2021	53,786,363	$54	—	$—	$320,315	$(255)	$(24,966)	$295,148
Issuance of common stock upon exercise of stock options	412,941	—	—	—	1,850	—	—	1,850
Release of restricted stock, net of share settlement	809,614	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	18,548	—	—	18,548
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(7,342)	—	—	(7,342)
Repurchase of common stock	—	—	(1,652,043)	(16,950)	—	—	—	(16,950)
Retirement of treasury stock	(1,652,043)	(2)	1,652,043	16,950	(16,948)	—	—	—
Net loss	—	—	—	—	—	—	(5,248)	(5,248)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Balance at June 30, 2022	53,356,875	$53	—	$—	$316,422	$(261)	$(30,214)	$286,000
Issuance of common stock upon exercise of stock options	109,359	—	—	—	587	—	—	587
Release of restricted stock, net of share settlement	851,241	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	278,646	—	—	—	2,687	—	—	2,687
Stock-based compensation expense	—	—	—	—	18,840	—	—	18,840
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(5,389)	—	—	(5,389)
Repurchase of common stock	—	—	(403,193)	(4,053)	—	—	—	(4,053)
Retirement of treasury stock	(403,193)	—	403,193	4,053	(4,053)	—	—	—
Net loss	—	—	—	—	—	—	(68,866)	(68,866)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Balance at June 30, 2023	54,192,928	$54	—	$—	$329,093	$(266)	$(99,080)	$229,801

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2023	2022	2021
Cash Flows from Operating Activities
Net (loss) income	$(68,866)	$(5,248)	$23,555
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,155	16,961	16,201
Provision for (benefit from) sales returns and doubtful accounts receivable	2,745	581	(341)
Stock-based compensation	18,786	18,506	19,633
Change in the fair value of contingent consideration	—	(926)	—
Non-cash lease expense	(1,081)	(1,043)	(816)
Deferred income taxes	47,214	(791)	5,408
Gain on divestitures of businesses, net	—	—	(16,615)
Other adjustments, net	(149)	482	741
Changes in assets and liabilities:
Accounts receivable	10,936	5,543	(20,063)
Prepaid expenses and other assets	(4,802)	3,003	5,955
Other assets, noncurrent	124	(788)	(173)
Accounts payable	(4,770)	(2,885)	6,558
Accrued liabilities	(7,122)	(5,031)	10,612
Deferred revenue	(332)	308	(40)
Net cash provided by operating activities	11,838	28,672	50,615
Cash Flows from Investing Activities
Capital expenditures	(3,062)	(2,842)	(1,969)
Business acquisitions, net of cash acquired	—	(1,797)	(49,304)
Internal software development costs	(11,942)	(4,672)	(3,131)
Proceeds from divestitures of businesses, net of cash divested	—	—	21,947
Purchases of equity investment	—	—	(4,000)
Other investing activities	(121)	86	—
Net cash used in investing activities	(15,125)	(9,225)	(36,457)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,219	1,854	4,357
Payment of withholding taxes related to release of restricted stock, net of share settlement	(5,389)	(7,342)	(7,980)
Post-closing payments and contingent consideration related to acquisitions	(11,643)	(12,559)	(7,689)
Repurchase of common stock	(5,646)	(15,268)	—
Net cash used in financing activities	(19,459)	(33,315)	(11,312)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(12)	(36)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,761)	(13,880)	2,810
Cash, cash equivalents and restricted cash at beginning of period	96,453	110,333	107,523
Cash, cash equivalents and restricted cash at end of period	$73,692	$96,453	$110,333
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$73,677	$96,439	$110,318
Restricted cash included in other assets, noncurrent	15	14	15
Total cash, cash equivalents and restricted cash	$73,692	$96,453	$110,333
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	372	396	293
Supplemental Disclosure of Noncash Investing and Financing Activities
Post-closing payments unpaid at acquisition date (See Note 6)	—	2,785	32,192
Contingent consideration unpaid at acquisition date (See Note 6)	—	—	2,926
Retirement of treasury stock (See Note 13)	(4,053)	(16,950)	—
Purchases of property and equipment included in accrued liabilities	1,228	613	275

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The Company had one client, The Progressive Corporation, that accounted for 20%, 17% and 23% of net revenue in fiscal years 2023, 2022 and 2021, and accounted for 16% of net accounts receivable as of June 30, 2022. One additional client, The Allstate Corporation, accounted for 15% of net accounts receivable as of June 30, 2021. No other client accounted for 10% or more of net revenue in fiscal years 2023, 2022 and 2021, or 10% or more of net accounts receivable as of June 30, 2023 or 2022.

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

The following table presents the changes in the Company’s allowance for credit losses for the periods indicated (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Balance, beginning of period	$120	$120	$9,287
Provision for credit losses	1,972	—	36
Write-offs charged against the allowance (1)	—	—	(9,087)
Recoveries collected	—	—	(116)
Balance, end of period	$2,092	$120	$120

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

The revenue reserve was $1.6 million and $1.4 million as of June 30, 2023 and June 30, 2022, respectively. The total allowance for credit losses and revenue reserve was $3.7 million and $1.5 million as of June 30, 2023 and June 30, 2022, respectively.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the development of website content are included within cost of revenue in the Company’s consolidated statements of operations. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized internal software development costs of $12.8 million, $4.7 million and $2.3 million in fiscal years 2023, 2022 and 2021. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations.

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

The Company performs its annual goodwill impairment test on April 30 and conducts a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers the impact of key factors such as changes in the general economic conditions, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. The Company had one reporting unit for purposes of allocating and testing goodwill for fiscal years 2023 and 2022. Based on the results of the qualitative assessment completed as of April 30, 2023 and 2022, there were no indicators of impairment.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2023 and 2022, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 5.7 years as of June 30, 2023.

Investments in Equity Securities

The Company’s investments in equity securities, which are reported within other assets, noncurrent, on the consolidated balance sheets, include investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of its investments in equity securities to fair value when transactions for identical or similar investments of the same issuer are observable. All gains and losses on investments in equity securities, realized and unrealized, are recognized within other (expense) income, net on the Company’s consolidated statements of operations.

The Company applies the equity method of accounting for investments in other entities when it exercises significant influence. Under the equity method, the Company’s share of each investee’s profit or loss is recognized within other (expense) income, net on the Company’s consolidated statements of operations.

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

The Company recognizes stock-based compensation expense for options and service-based RSUs using the straight-line method, and for performance-based RSUs using the graded vesting method, based on awards ultimately expected to vest. The Company recognizes stock-based compensation expense for the purchase rights granted under the ESPP using the straight-line method over the offering period. The Company estimates future forfeitures at the date of grant. On an annual basis, the Company assesses changes to its estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to the forfeiture rates, if any, is recognized in the period that change is made. See Note 14, Stock Benefit Plans, for additional information regarding stock-based compensation.

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2023, 2022 or 2021.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The new guidance is effective for the Company in the first quarter of fiscal year 2024 on a prospective basis, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company's financial statements.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Net revenue:
Financial Services	$379,723	$417,110	$426,819
Home Services	193,133	158,805	134,538
Other Revenue	7,768	6,184	5,543
Divested Business (1)	—	—	11,587
Total net revenue	$580,624	$582,099	$578,487

(1)
Represents revenue recognized from the former education client vertical divested in fiscal year 2021. See Note 7, Divestitures, for more information.

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	June 30,
	2023	2022
Deferred revenue	$9	$341
Client deposits	1,213	1,163
Total	$1,222	$1,504

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during fiscal year 2023 related to advance consideration received from clients of $8.5 million, offset by revenue recognized of $8.8 million.

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

The following table presents the calculation of basic and diluted net (loss) income per share:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net (loss) income	$(68,866)	$(5,248)	$23,555
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net (loss) income per share	53,799	54,339	53,166
Diluted:
Weighted average shares of common stock used in computing basic net (loss) income per share	53,799	54,339	53,166
Weighted average effect of dilutive securities:
Stock options	—	—	778
Restricted stock units	—	—	1,185
Shares issuable related to the ESPP	—	—	—
Weighted average shares of common stock used in computing diluted net (loss) income per share	53,799	54,339	55,129
Net (loss) income per share:
Basic	$(1.28)	$(0.10)	$0.44
Diluted (1)	$(1.28)	$(0.10)	$0.43
Securities excluded from weighted-average shares used in computing diluted net (loss) income per share because the effect would have been anti-dilutive: (2)	4,247	3,557	84

(1)
Diluted net loss per share does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net loss incurred in fiscal years 2023 and 2022. The assumed issuance of any additional shares would be anti-dilutive.
(2)
These weighted shares relate to anti-dilutive stock options, restricted stock units, and shares issuable related to the ESPP as calculated using the treasury stock method and could be dilutive in the future.

5. Fair Value Measurements

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2023				June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$16,910	$—	$—	$16,910	$4,404	$—	$—	$4,404
Total	$16,910	$—	$—	$16,910	$4,404	$—	$—	$4,404
Liabilities:
Post-closing payments related to acquisitions	$—	$17,498	$—	$17,498	$—	$28,437	$—	$28,437
Contingent consideration related to acquisitions	—	—	1,039	1,039	—	—	1,787	1,787
Total	$—	$17,498	$1,039	$18,537	$—	$28,437	$1,787	$30,224

Reported as:
Cash and cash equivalents				$16,910				$4,404
Other Liabilities:
Current				$7,875				$12,369
Noncurrent				10,662				17,855
Total				$18,537				$30,224

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the acquisitions of Modernize, FCE, Mayo Labs, CCM and two immaterial acquisitions completed in fiscal years 2022, 2021 and 2019. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the acquisitions.

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

The Company reassesses the estimated fair value of the contingent consideration at the end of each reporting period based on the information available at the time. There was no adjustment recorded for the contingent consideration in fiscal year 2023 based on the information and evidence available as of June 30, 2023. In fiscal year 2022, the Company recorded an adjustment of $0.9 million due to the change in estimated fair value of the FCE contingent consideration based on revised estimates in revenue and margin targets. The adjustment was primarily associated with the changes in algorithms by email providers, which materially limited the delivery of the email marketing messages to the intended recipients’ inbox. The adjustment was recorded within general and administrative expenses on the Company’s consolidated statements of operations.

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of June 30, 2021	$5,432
Change in fair value during the period	(926)
Payments made during the period	(2,719)
Balance as of June 30, 2022	1,787
Change in fair value during the period	—
Payments made during the period	(748)
Balance as of June 30, 2023	$1,039

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

FC Ecosystem, LLC

On March 1, 2021, the Company acquired substantially all of the assets relating to the performance marketing services business of FC Ecosystem, LLC, to broaden its customer relationships in the financial services client vertical. In exchange for the assets of FCE, the Company paid $7.0 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment paid in the third quarter of fiscal year 2022. The purchase consideration also includes contingent consideration of up to an additional $9.0 million, which is payable for two years following the date of closing based on the achievement of revenue and margin targets and is calculated every February 28 for the preceding twelve months. As of June 30, 2023, the fair value of the contingent consideration was released as the revenue and margin targets were not achieved upon completion of the two-year period.

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

In the second quarter of fiscal year 2022, the Company completed an immaterial acquisition within the home services client vertical. The Company paid $1.0 million in cash upon closing and will make $2.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment paid in the second quarter of fiscal year 2023.

In the fourth quarter of fiscal year 2022, the Company completed another immaterial acquisition within the home services client vertical. The Company paid $1.0 million in cash upon closing and will make $1.0 million in post-closing payments, payable in equal annual installments over a two-year period, with the first installment paid in the fourth quarter of fiscal year 2023.

The results of these acquisitions have been included in the Company’s results of operations since their respective acquisition dates, which were not considered material to the Company.

7. Divestitures

As a result of the Company’s decision to narrow its focus to the best performing businesses and market opportunities, the Company divested its former education client vertical in fiscal year 2021 for total cash consideration of $20.0 million. The Company recognized a gain of $16.6 million within other (expense) income, net on the Company’s consolidated statements of operations upon the divestiture of this business in the first quarter of fiscal year 2021.

8. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2023	2022
Accounts receivable, gross	$71,470	$82,965
Less: Allowance for credit losses and revenue reserves	(3,722)	(1,536)
Accounts receivable, net	$67,748	$81,429

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2023	2022
Prepaid expenses	$8,241	$4,195
Income tax receivable	120	131
Other assets	1,418	598
Total	$9,779	$4,924

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2023	2022
Computer equipment	$12,236	$14,929
Software	825	11,420
Furniture and fixtures	346	2,846
Leasehold improvements	1,377	3,011
Internal software development costs	18,568	43,992
Total property plant and equipment, gross	33,352	76,198
Less: Accumulated depreciation and amortization	(16,603)	(66,887)
Total property plant and equipment, net	$16,749	$9,311

Depreciation expense was $2.8 million, $2.4 million and $1.8 million for fiscal years 2023, 2022 and 2021. Amortization expense related to internal software development costs was $5.3 million, $3.0 million and $2.6 million for fiscal years 2023, 2022 and 2021.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2023	2022
Accrued media costs	$27,302	$35,552
Accrued professional service and other business expenses	8,896	13,513
Accrued compensation and related expenses	7,812	5,394
Total	$44,010	$54,459

9. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2023			June 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$91,629	$(61,025)	$30,604	$91,629	$(52,449)	$39,180
Content	43,056	(43,056)	—	43,056	(43,056)	—
Website/trade/domain names	25,422	(19,451)	5,971	25,302	(18,853)	6,449
Acquired technology and others	34,934	(32,809)	2,125	34,934	(30,867)	4,067
Total	$195,041	$(156,341)	$38,700	$194,921	$(145,225)	$49,696

Amortization of intangible assets was $11.1 million, $11.6 million and $11.9 million for fiscal years 2023, 2022 and 2021.

Future amortization expense for the Company’s intangible assets as of June 30, 2023 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2024	$10,208
2025	8,069
2026	5,461
2027	4,500
2028	4,037
Thereafter	6,425
Total	$38,700

Goodwill

The changes in the carrying amount of goodwill for fiscal years 2023 and 2022 were as follows (in thousands):

Goodwill
Balance at June 30, 2021	$117,833
Additions (1)	3,308
Impairment	—
Balance at June 30, 2022	121,141
Additions	—
Impairment	—
Balance at June 30, 2023	$121,141

(1)
Represents goodwill acquired associated with two immaterial business acquisitions completed in fiscal year 2022. See Note 6, Acquisitions, for more information.

10. Income Taxes

The components of (loss) income before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
US	$(21,745)	$(6,022)	$29,433
Foreign	383	260	(104)
Total	$(21,362)	$(5,762)	$29,329

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Current:
Federal	$—	$—	$(3)
State	143	176	252
Foreign	224	195	187
Total current provision for income taxes	367	371	436
Deferred:
Federal	40,780	(1,032)	4,732
State	6,357	147	606
Foreign	—	—	—
Total deferred provision for (benefit from) income taxes	47,137	(885)	5,338
Total provision for (benefit from) income taxes	$47,504	$(514)	$5,774

The reconciliation between the statutory federal income tax (benefit) expense and the Company’s effective tax (benefit) expense was as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Statutory federal tax	$(4,486)	$(1,210)	$6,180
States taxes, net of federal (benefit) expense	(752)	(314)	206
Foreign rate differential	61	11	59
Stock-based compensation benefit	676	(774)	(2,744)
Change in valuation allowance	52,396	(1,034)	671
Research and development credits	(1,847)	(1,174)	(1,131)
Disqualified compensation expense	744	1,806	2,219
Uncertain tax position	550	385	349
Expired attributes	273	261.0	—
Foreign deferred adjustment	—	1,354.0	—
Other	(111)	175	(35)
Effective income tax	$47,504	$(514)	$5,774

The components of the long-term deferred tax assets and liabilities, net were as follows (in thousands):

	June 30,
	2023	2022
Noncurrent deferred tax assets:
Reserves and accruals	$1,716	$1,019
Stock-based compensation expense	3,099	3,400
Net operating loss	35,430	34,684
Fixed assets	246	217
Tax credits	13,790	11,748
Operating lease liabilities	960	1,894
Research and development capitalized cost	7,221	—
Other	198	39
Total noncurrent deferred tax assets	62,660	53,001
Valuation allowance - long-term	(59,556)	(7,160)
Noncurrent deferred tax assets, net	3,104	45,841

Noncurrent deferred tax liabilities:
Intangibles	(5,303)	(2)
Deferred acquisition costs	—	(215)
Operating lease right-of-use assets	(718)	(1,404)
Noncurrent deferred tax liabilities	(6,021)	(1,621)

Total deferred tax (liabilities) assets, net	$(2,917)	$44,220

The Company has a net deferred tax liability balance of $2.9 million and a net deferred tax asset balance of $44.2 million as of June 30, 2023 and 2022, respectively. The Company has a valuation allowance of approximately $59.6 million and $7.2 million as of June 30, 2023, and 2022. The Company evaluated the need for a valuation allowance by considering among other things, the nature, frequency and severity of current and cumulative losses, reversal of taxable temporary differences, tax planning strategies, forecasts of future profitability, and the duration of statutory carryforward periods. The Company determined that the significant negative evidence associated with cumulative losses in recent periods and current results outweighed the positive evidence as of June 30, 2023 and accordingly, the near-term realization of certain of these assets was deemed not more likely than not. The Company recorded a one-time, non-cash charge to income tax expense of $52.4 million to establish a valuation allowance against its net deferred tax assets in the fourth quarter of fiscal year 2023. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly. The Company’s net deferred tax liability is primarily related to indefinite lived liabilities unable to be offset with deferred tax assets.

As of June 30, 2023 and 2022, the Company had a federal operating loss carryforward of approximately $141.5 million and $138.1 million. As of June 30, 2023 and 2022, the Company’s state operating loss carryforward was approximately $83.8 million and $78.0 million. With the exception of $58.1 million of federal net operating losses which can be carried forward indefinitely, the federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2034, respectively. The operating loss carryforward in the India jurisdiction was approximately $2.6 million which will begin to expire on June 30, 2024. The Company has federal and California research and development tax credit carryforwards of approximately $9.2 million and $11.3 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2034, while the state tax credit carry-forwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Balance at the beginning of the year	$5,296	$4,756	$4,236
Gross increases - current period tax positions	717	542	535
Gross increases - prior period tax positions	19	—	—
Gross decreases - prior period tax positions	—	—	(7)
Reductions as a result of lapsed statute of limitations	(2)	(2)	(8)
Balance at the end of the year	$6,030	$5,296	$4,756

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of June 30, 2023, the Company has accrued $1.5 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as a noncurrent liability in the Company’s consolidated balance sheet.

As of June 30, 2023, unrecognized tax benefits of $1.1 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions and is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2013. As of June 30, 2023, the tax years 2013 through 2021 remain open in the U.S., and the tax years 2019 through 2021 remain open in various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from our examinations.
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

The components of lease expense for fiscal years 2023, 2022 and 2021 were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Operating lease expense	$4,790	$5,172	$5,247
Short-term lease expense	638	619	785
Variable lease expense (1)	666	676	571
Total lease expense	$6,094	$6,467	$6,603

(1)
Variable lease expense for fiscal years 2023, 2022 and 2021 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Fiscal Year Ended June 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$5,860	$6,206	$6,066

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$824	$564	$6,981

Weighted average remaining lease term - operating leases	1.5 years	1.9 years	2.7 years
Weighted average discount rate - operating leases	5.5%	5.1%	5.0%

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

Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024	$3,956
2025	1,089
2026	339
2027	128
2028	34
Thereafter	—
Total minimum lease payments	5,546
Less imputed interest	(968)
Present value of net minimum lease payments	$4,578
Operating lease liabilities:
Current	3,317
Noncurrent	1,261
Total	$4,578

As of June 30, 2023, the Company has additional operating leases for office spaces that have not yet commenced, with undiscounted future minimum payments of $12.8 million. These operating leases will commence in fiscal year 2024, with lease terms of five years to seven years.

12. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2023 and June 30, 2022.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2023 and June 30, 2022.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless canceled by the financial institution within 30 days of the annual expiration date.

13. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. In fiscal year 2023, the Company repurchased 403,193 shares of its common stock at an average price of $10.02 per share, at a total cost of $4.1 million (including a broker commission of $0.03 per share). In fiscal year 2022, the Company repurchased 1,652,043 shares of its common stock at an average price of $10.23 per share, at a total cost of $16.9 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of June 30, 2023, approximately $19.0 million remained available for stock repurchases pursuant to the board authorization.

Retirement of Treasury Stock

In fiscal year 2023, the Company retired 403,193 shares of its common stock with a carrying value of $4.1 million (including 10,000 shares for $0.1 million that were repurchased but not settled as of June 30, 2023). In fiscal year 2022, the Company retired 1,652,043 shares of its common stock with a carrying value of $16.9 million (including 170,197 shares for $1.7 million that were repurchased but not settled as of June 30, 2022). The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

14. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2023, 2022 and 2021, the Company recorded stock-based compensation expense of $18.8 million, $18.5 million and $19.6 million. There was no tax benefits realized in fiscal year 2023 due to the Company's full valuation allowance. In fiscal years 2022 and 2021, the Company recognized tax benefits related to stock-based compensation of $0.8 million and $2.6 million, which are reflected in the Company’s (provision for) benefit from income taxes.

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

Prior to fiscal year 2016, the Company granted service-based RSUs. In fiscal year 2016, the Company also began granting market-based RSUs that required the Company’s stock price achieve a specified price above the grant date stock price before it can be eligible for service vesting conditions. In fiscal year 2019, the Company began granting to employees performance-based RSUs that vest variably subject to the achievement of performance targets, consisting of both revenue growth and adjusted EBITDA targets. The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met. To date, the Company has issued ISOs, NQSOs, service-based RSUs, market-based RSUs, and performance-based RSUs under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. RSUs generally vest over four years of continuous service, with 25 percent of the RSUs vesting on the one-year anniversary of the date of grant and 6.25 percent vesting quarterly thereafter for the next 12 quarters, subject to any performance or stock price targets.

An aggregate of 23,125,612 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2023, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance was increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 11,448,429 shares available for issuance under the 2010 Incentive Plan as of June 30, 2023.

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

An aggregate of 4,598,838 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2023. This amount was increased annually through July 1, 2019, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 2,047,530 shares available for issuance under the Directors’ Plan as of June 30, 2023.

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

The weighted-average Black-Scholes model assumptions and the weighted-average grant date fair value of stock options in fiscal years 2023, 2022 and 2021 were as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
Expected term (in years)	3.5	4.4	4.5
Expected volatility	55%	58%	61%
Expected dividend yield	—	—	—
Risk-free interest rate	3.8%	1.0%	0.6%
Grant date fair value	$4.85	$8.12	$7.85

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans in fiscal years 2023 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2021	918,093	$6.10	2.89	$11,578
Granted	58,420	17.38
Exercised	(412,941)	4.48
Forfeited	(9,134)	11.36
Expired	(6,819)	13.78
Outstanding at June 30, 2022	547,619	$8.33	2.76	$2,110
Granted	11,306	11.18
Exercised	(109,359)	5.37
Forfeited	(2,439)	13.76
Expired	(3,077)	10.49
Outstanding at June 30, 2023	444,050	$9.10	2.28	$1,283
Vested and expected-to-vest at June 30, 2023 (1)	440,330	$9.02	2.26	$1,283
Vested and exercisable at June 30, 2023	381,218	$7.68	1.88	$1,283

(1)
The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes outstanding and exercisable stock options by range of exercise price as of June 30, 2023:

	Options Outstanding			Options Exercisable
Range or Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.40 - $3.40	50,000	0.59	$3.40	50,000	$3.40
$3.63 - $3.63	118,750	0.08	$3.63	118,750	$3.63
$4.01 - $4.01	79,859	1.07	$4.01	79,859	$4.01
$6.95 - $11.01	15,000	5.36	$9.41	14,817	$9.39
$11.71 - $11.71	50,000	4.08	$11.71	36,458	$11.71
$11.98 - $17.16	27,712	3.64	$13.81	27,564	$13.81
$18.32 - $18.32	50,000	5.07	$18.32	23,958	$18.32
$18.35 - $18.35	1,381	2.57	$18.35	1,381	$18.35
$20.73 - $20.73	50,000	4.83	$20.73	27,083	$20.73
$24.46 - $24.46	1,348	4.61	$24.46	1,348	$24.46
$3.40 - $24.46	444,050	2.28	$9.10	381,218	$7.68

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of all options exercised in fiscal years 2023, 2022 and 2021 (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Intrinsic value	$693	$4,262	$9,408
Cash received	587	1,850	4,279
Tax benefit	—	725	1,569

As of June 30, 2023, there was $0.5 million of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted-average period of 1.8 years.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans in fiscal years 2023 and 2022:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2021	1,877,640	$12.97	1.26	$34,039
Granted	1,134,351	16.05
Vested	(751,246)	13.34
Forfeited	(370,264)	14.68
Outstanding at June 30, 2022	1,890,481	$14.33	1.32	$19,018
Granted	1,896,618	11.06
Vested	(778,233)	15.42
Forfeited	(109,707)	13.18
Outstanding at June 30, 2023	2,899,159	$11.95	1.30	$25,600

As of June 30, 2023, there was $24.2 million of total unrecognized compensation expense related to service-based RSUs.

Market-Based Restricted Stock Unit Activity

The following table summarizes the market-based RSU activity under the 2010 Incentive Plan in fiscal years 2023 and 2022:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2021	3,840	$8.43	0.37	$919
Granted	—	—
Vested	(3,783)	8.45
Forfeited	(57)	7.01
Outstanding at June 30, 2022	—	$—	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2023	—	$—	—	$—

As of June 30, 2023, there was no unrecognized compensation expense remaining related to market-based RSUs.

Performance-Based Restricted Stock Unit Activity

The following table summarizes the performance-based RSU activity under the 2010 Incentive Plan in fiscal years 2023 and 2022:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2021	1,258,338	$16.10	1.19	$23,380
Granted	754,572	10.06
Vested	(539,108)	16.15
Forfeited	(249,825)	13.74
Outstanding at June 30, 2022	1,223,977	$13.32	1.12	$12,313
Granted	308,000	8.83
Vested	(504,086)	13.44
Forfeited	(149,420)	13.47
Outstanding at June 30, 2023	878,471	$11.66	1.05	$7,757

As of June 30, 2023, there was $1.4 million of total unrecognized compensation expense related to performance-based RSUs.

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

On each purchase date, eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the first trading day of each offering period, or (2) the fair market value of the common stock on the purchase date. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). If the fair market value of the common stock on any purchase date is lower than it was on the first trading day of that offering period, participants will be automatically withdrawn from the current offering period and be immediately re-enrolled in a new offering period. In fiscal year 2023, 278,646 shares of common stock were purchased under the 2021 ESPP. As of June 30, 2023, 1,886,353 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of June 30, 2023 were $1.1 million, and are included within accrued liabilities on the Company’s consolidated balance sheet. Payroll contributions accrued as of June 30, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on August 24, 2023.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

Fiscal Year Ended June 30,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	48% - 57%	48% - 64%
Expected dividend yield	—	—
Risk-free interest rate	2.9% - 5.0%	0.3% - 1.0%
Grant date fair value	$3.77 - $8.11	$3.72 - $5.33

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Net revenue:
United States	$570,703	$559,984	$566,589
International	9,921	22,115	11,898
Total net revenue	$580,624	$582,099	$578,487

	June 30,
	2023	2022
Property and equipment, net:
United States	$16,475	$9,095
International	274	216
Total property and equipment, net	$16,749	$9,311

	June 30,
	2023	2022
Other intangible assets, net:
United States	$38,700	$49,696
International	—	—
Total other intangible assets, net	$38,700	$49,696

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosures and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2023.

The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangement

On May 12, 2023, Douglas Valenti, Chairman of our Board of Directors and Chief Executive Officer, terminated a 10b5-1 sales plan dated November 8, 2022 and entered into a 10b5-1 purchase plan (the “Valenti 10b5-1 Purchase Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Valenti 10b5-1 Purchase Plan provides for the purchase of an aggregate of 26,000 shares of the Company’s common stock between August 15, 2023 and September 22, 2023.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2023.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue (1)	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts
Fiscal year 2021	$10,177	$393	$(9,560)	$1,010
Fiscal year 2022	$1,010	$581	$(55)	$1,536
Fiscal year 2023	$1,536	$2,740	$(554)	$3,722

Deferred tax asset valuation allowance
Fiscal year 2021	$7,523	$387	$283	$8,193
Fiscal year 2022	$8,193	$9	$(1,042)	$7,160
Fiscal year 2023	$7,160	$52,396	$—	$59,556

(1)
Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales returns are charged against revenue.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated November 5, 2010, by and among QuinStreet, Inc., Car Insurance.com, Inc., Car Insurance Agency, Inc., Car Insurance Holdings, Inc., CarInsurance.com, Inc., Lloyd Register IV, Lloyd Register III, David Fitzgerald, Timothy Register, Randy Horowitz and Erick Pace.	8-K	001-34628	2.1	November 8, 2010

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-163228	3.2	December 22, 2009

3.2	Bylaws.	S-1/A	333-163228	3.4	December 22, 2009

4.1	Form of QuinStreet, Inc.’s Common Stock Certificate.	S-1/A	333-163228	4.1	January 14, 2010

10.1+	QuinStreet, Inc. 2008 Equity Incentive Plan.	S-1	333-163228	10.1	November 19, 2009

10.2+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-executive officer employees).	S-1	333-163228	10.2	November 19, 2009

10.3+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for executive officers).	S-1	333-163228	10.3	November 19, 2009

10.4+	Forms of Option Agreement and Option Grant Notice under 2008 Equity Incentive Plan (for non-employee directors).	S-1	333-163228	10.4	November 19, 2009

10.5+	QuinStreet, Inc. 2010 Equity Incentive Plan.	S-8	333-165534	99.9	March 17, 2010

10.6+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).	S-8	333-165534	99.10	March 17, 2010

10.7+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).	S-8	333-165534	99.11	March 17, 2010

10.8+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.8	August 23, 2012

10.9+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.9	August 23, 2012

10.10+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).	10-K	001-34628	10.10	August 20, 2013

10.11+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.12	March 17, 2010

10.12+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.13	March 17, 2010

10.13+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.14	March 17, 2010

10.15+	Annual Incentive Plan.	S-1/A	333-163228	10.12	January 14, 2010

10.16	Second Amended and Restated Revolving Credit and Term Loan Agreement, by and among QuinStreet, Inc., the lenders thereto and Comerica Bank as Administrative Agent Sole Lead Arranger and Sole Bookrunner, Bank of America N.A. as Syndication Agent, and Union Bank, N.A. as Documentation Agent dated as of November 4, 2011.	10-Q	001-34628	10.1	November 8, 2011

10.17	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Guaranty dated as of February 15, 2013.	10-Q	001-34628	10.1	February 15, 2013

10.18	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.	10-Q	001-34628	10.1	May 12, 2010

10.19+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.	S-1/A	333-163228	10.19	January 26, 2010

10.20	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.	8-K	001-34628	10.1	June 27, 2012

10.26	Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of July 17, 2014, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	July 22, 2014

10.27+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.27	September 12, 2014

10.28+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.	10-Q	001-34628	10.1	February 6, 2015

10.29	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	June 12, 2015

10.30+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.30	August 19, 2015

10.31	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.	10-Q	001-34628	10.1	February 9, 2016

10.32	Form of Change in Control Severance Agreement.	10-Q	001-34628	10.1	November 9, 2016

10.33+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.33	September 8, 2017

10.34+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.34	September 8, 2017

10.35	Amended Office Lease Metro Center, dated February 25, 2010 between the registrant and CA-Metro Center Limited Partnership	10-K	001-34628	10.35	September 12, 2018

10.36#	Share Purchase Agreement between QuinStreet, Inc., AmOne Corp., and Rod Romero dated October 1, 2018.	8-K	001-34628	2.1	October 5, 2018

10.37+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for non-executive officer employees).	10-Q	001-34628	10.36	November 9, 2018

10.38+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for executive officer).	10-Q	001-34628	10.37	November 9, 2018

10.39+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for employees with a Change in Control Severance Agreement).	10-Q	001-34628	10.38	November 9, 2018

10.40+	QuinStreet, Inc. 2021 Employee Stock Purchase Plan	S-8	333-260769	99.1	November 4, 2021

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (PCAOB ID 238)

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 21, 2023.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and	August 21, 2023
Douglas Valenti	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer	August 21, 2023
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Asmau Ahmed	Director	August 21, 2023
Asmau Ahmed

/s/ Anna Fieler	Director	August 21, 2023
Anna Fieler

/s/ Matthew Glickman	Director	August 21, 2023
Matthew Glickman

/s/ Stuart Huizinga	Director	August 21, 2023
Stuart Huizinga

/s/ David Pauldine	Director	August 21, 2023
David Pauldine

/s/ Andrew Sheehan	Director	August 21, 2023
Andrew Sheehan

/s/ James Simons	Director	August 21, 2023
James Simons

/s/ Hillary Smith	Director	August 21, 2023
Hillary Smith