Form 10-Q
period 2023-09-30
QUINSTREET, INC
filed 2023-11-03
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of common stock outstanding as of October 27, 2023: 54,579,044

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$56,305	$73,677
Accounts receivable, net of allowances and reserves of $3,716 and $3,722 as of September 30, 2023 and June 30, 2023, respectively	67,684	67,748
Prepaid expenses and other assets	8,690	9,779
Total current assets	132,679	151,204
Property and equipment, net	19,504	16,749
Operating lease right-of-use assets	5,806	3,536
Goodwill	121,141	121,141
Other intangible assets, net	36,122	38,700
Other assets, noncurrent	5,713	5,825
Total assets	$320,965	$337,155

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,286	$37,926
Accrued liabilities	41,322	44,010
Deferred revenue	—	9
Other liabilities	7,649	7,875
Total current liabilities	83,257	89,820
Operating lease liabilities, noncurrent	4,047	1,261
Other liabilities, noncurrent	11,325	16,273
Total liabilities	98,629	107,354
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 54,648,886 and 54,192,928 shares issued and outstanding as of September 30, 2023 and June 30, 2023	55	54
Additional paid-in capital	332,194	329,093
Accumulated other comprehensive loss	(268)	(266)
Accumulated deficit	(109,645)	(99,080)
Total stockholders' equity	222,336	229,801
Total liabilities and stockholders' equity	$320,965	$337,155

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Net revenue	$123,923	$143,593
Cost of revenue (1)	116,274	131,245
Gross profit	7,649	12,348
Operating expenses: (1)
Product development	7,637	6,826
Sales and marketing	3,124	3,100
General and administrative	6,787	7,319
Operating loss	(9,899)	(4,897)
Interest income	166	7
Interest expense	(111)	(226)
Other income (expense), net	29	(23)
Loss before income taxes	(9,815)	(5,139)
(Provision for) benefit from income taxes	(750)	622
Net loss	$(10,565)	$(4,517)
Net loss per share:
Basic	$(0.19)	$(0.08)
Diluted	$(0.19)	$(0.08)
Weighted-average shares used in computing net loss per share:
Basic	54,470	53,350
Diluted	54,470	53,350

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,052	$2,119
Product development	773	765
Sales and marketing	640	652
General and administrative	1,810	1,734

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Net loss	$(10,565)	$(4,517)
Other comprehensive loss:
Foreign currency translation adjustment	(2)	(5)
Total other comprehensive loss	(2)	(5)
Comprehensive loss	$(10,567)	$(4,522)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2023	54,192,928	$54	—	$—	$329,093	$(266)	$(99,080)	$229,801
Issuance of common stock upon exercise of stock options	114,486	—	—	—	416	—	—	416
Release of restricted stock, net of share settlement	378,222	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	140,761	—	—	—	1,164	—	—	1,164
Stock-based compensation expense	—	—	—	—	5,288	—	—	5,288
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(2,188)	—	—	(2,188)
Repurchase of common stock	—	—	(177,511)	(1,578)	—	—	—	(1,578)
Retirement of treasury stock	(177,511)	—	177,511	1,578	(1,578)	—	—	—
Net loss	—	—	—	—	—	—	(10,565)	(10,565)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balances at September 30, 2023	54,648,886	$55	—	$—	$332,194	$(268)	$(109,645)	$222,336

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	53,356,875	$53	—	$—	$316,422	$(261)	$(30,214)	$286,000
Issuance of common stock upon exercise of stock options	37,855	—	—	—	236	—	—	236
Release of restricted stock, net of share settlement	302,167	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	137,914	—	—	—	1,324	—	—	1,324
Stock-based compensation expense	—	—	—	—	5,284	—	—	5,284
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(2,016)	—	—	(2,016)
Repurchase of common stock	—	—	(285,644)	(3,050)	—	—	—	(3,050)
Retirement of treasury stock	(285,644)	—	285,644	3,050	(3,050)	—	—	—
Net loss	—	—	—	—	—	—	(4,517)	(4,517)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Balances at September 30, 2022	53,549,167	$54	—	$—	$318,199	$(266)	$(34,731)	$283,256

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(10,565)	$(4,517)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,338	4,362
Provision for sales returns and doubtful accounts receivable	223	120
Stock-based compensation	5,275	5,270
Non-cash lease expense	(253)	(262)
Deferred income taxes	544	(802)
Other adjustments, net	(438)	(147)
Changes in assets and liabilities:
Accounts receivable	(159)	5,822
Prepaid expenses and other assets	1,089	(426)
Accounts payable	(3,603)	(1,868)
Accrued liabilities	(2,525)	(1,594)
Deferred revenue	(9)	(293)
Other liabilities, non-current	110	—
Net cash (used in) provided by operating activities	(4,973)	5,665
Cash Flows from Investing Activities
Capital expenditures	(1,624)	(476)
Internal software development costs	(3,470)	(2,561)
Net cash used in investing activities	(5,094)	(3,037)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,579	1,560
Payment of withholding taxes related to release of restricted stock, net of share settlement	(2,187)	(2,016)
Post-closing payments and contingent consideration related to acquisitions	(5,277)	(5,494)
Repurchase of common stock	(1,426)	(4,731)
Net cash used in financing activities	(7,311)	(10,681)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(4)
Net decrease in cash, cash equivalents and restricted cash	(17,372)	(8,057)
Cash, cash equivalents and restricted cash at beginning of period	73,692	96,453
Cash, cash equivalents and restricted cash at end of period	$56,320	$88,396
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$56,305	$88,382
Restricted cash included in other assets, noncurrent	15	14
Total cash, cash equivalents and restricted cash	$56,320	$88,396
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$84	$73
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,660	1,036
Retirement of treasury stock (See Note 11)	(1,578)	(3,050)

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2023 and for the three months ended September 30, 2023 and 2022 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on August 21, 2023. The condensed consolidated balance sheet at June 30, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at September 30, 2023, its condensed consolidated statements of stockholders’ equity, operations and comprehensive loss for the three months ended September 30, 2023 and 2022 and condensed consolidated statements of cash flows for the three months ended September 30, 2023 and 2022. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to our significant accounting policies as of and for the three months ended September 30, 2023.

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

The allowance for credit losses on accounts receivable was $2.1 million as of both September 30, 2023 and June 30, 2023. The revenue reserve was $1.6 million as of both September 30, 2023 and June 30, 2023. The total allowance for credit losses and revenue reserve was $3.7 million as of both September 30, 2023 and June 30, 2023.

Concentrations of Credit Risk

The Company had one client that accounted for 25% of net revenue for the three months ended September 30, 2022. No other clients accounted for 10% or more of net revenue for the three months ended September 30, 2023 or 2022 or 10% or more of net accounts receivable as of September 30, 2023 or June 30, 2023.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The Company adopted the new standard in the first quarter of fiscal year 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Net revenue:
Financial Services	$72,125	$94,990
Home Services	49,394	46,733
Other Revenue	2,404	1,870
Total net revenue	$123,923	$143,593

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	September 30,	June 30,
	2023	2023
Deferred revenue	$—	$9
Client deposits	1,096	1,213
Total	$1,096	$1,222

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the three months ended September 30, 2023 related to advance consideration received from clients of $3.6 million, offset by revenue recognized of $3.5 million.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	September 30,
	2023	2022
	(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(10,565)	$(4,517)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net loss per share	54,470	53,350
Diluted:
Weighted average shares of common stock used in computing basic net loss per share	54,470	53,350
Weighted average effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Shares issuable related to the ESPP	—	—
Weighted average shares of common stock used in computing diluted net loss per share	54,470	53,350
Net loss per share:
Basic	$(0.19)	$(0.08)
Diluted (1)	$(0.19)	$(0.08)
Securities excluded from weighted-average shares used in computing diluted net loss per share because the effect would have been anti-dilutive (2)	4,494	4,236

(1)
Diluted net loss per share does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net loss incurred during the three months ended September 30, 2023 and 2022. The assumed issuance of any additional shares would be anti-dilutive.
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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2023				June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,848	$—	$—	$11,848	$16,910	$—	$—	$16,910
Total	$11,848	$—	$—	$11,848	$16,910	$—	$—	$16,910
Liabilities:
Post-closing payments related to acquisitions	$—	$12,109	$—	$12,109	$—	$17,498	$—	$17,498
Contingent consideration related to acquisitions	—	—	711	711	—	—	1,039	1,039
Total	$—	$12,109	$711	$12,820	$—	$17,498	$1,039	$18,537

Reported as:
Cash and cash equivalents				$11,848				$16,910
Other Liabilities:
Current				$7,649				$7,875
Noncurrent				5,171				10,662
Total				$12,820				$18,537

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets and are classified as Level 1 within the fair value hierarchy.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the acquisition of Modernize, Inc. (“Modernize”) in fiscal year 2021 and two immaterial acquisitions completed in fiscal year 2022. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of CloudControlMedia, LLC (“CCM”) and is based upon revenue targets. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected gross margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected gross margin, or discount rates would have a material impact on the fair value of the contingent consideration. Changes in the fair value of the contingent consideration are recorded in earnings on the Company’s condensed consolidated statements of operations.

The following table represents the changes in the contingent consideration during the three months ended September 30, 2023 (in thousands):

Three Months Ended
September 30, 2023
Balance at the beginning of period	$1,039
Changes in fair value during the period	—
Payments made during the period	(328)
Balance at the end of period	$711

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

7. Goodwill and Intangible Assets, Net

Goodwill

As of September 30, 2023 and June 30, 2023, the Company had goodwill of $121.1 million. There were no impairments to goodwill during the three months ended September 30, 2023.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2023			June 30, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$91,629	$(62,966)	$28,663	$91,629	$(61,025)	$30,604
Content	43,056	(43,056)	—	43,056	(43,056)	—
Website/trade/domain names	25,422	(19,603)	5,819	25,422	(19,451)	5,971
Acquired technology and others	34,934	(33,294)	1,640	34,934	(32,809)	2,125
Total	$195,041	$(158,919)	$36,122	$195,041	$(156,341)	$38,700

Amortization of intangible assets was $2.6 million and $2.8 million for the three months ended September 30, 2023 and 2022.

Future amortization expense for the Company’s intangible assets as of September 30, 2023 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2024 (remaining nine months)	$7,631
2025	8,069
2026	5,461
2027	4,500
2028	4,037
Thereafter	6,425
Total	$36,122

8. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a provision for income taxes of $0.8 million and a benefit of $0.6 million for the three months ended September 30, 2023 and 2022. The tax provision for the first quarter of 2023 was primarily related to the foreign operations and the tax amortization of goodwill. The tax benefit in the first quarter of 2022 was related to losses of the Company and the foreign operations.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of September 30, 2023, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax charge.

Additionally, in the event that the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.

9. Leases

The Company has operating leases primarily for its office facilities. The leases expire at various dates through fiscal year 2029, some of which include options to renew, with renewal terms of up to 7 years. The Company does not include any renewal options in the lease terms for calculating lease liability, as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain that it will exercise these renewal options at the time of the lease commencement.

The components of lease expense for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Operating lease expense	$1,450	$1,226
Short-term lease expense	176	169
Variable lease expense (1)	210	143
Total lease expense	$1,836	$1,538

(1)
Variable lease expense for the three months ended September 30, 2023 and 2022 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,464	$1,470

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$3,519	$328

Weighted average remaining lease term - operating leases	3.7 years	1.8 years
Weighted average discount rate - operating leases	6.4%	5.1%

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

Maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remaining nine months)	$2,541
2025	1,777
2026	1,080
2027	896
2028	829
Thereafter	1,032
Total minimum lease payments	8,155
Less imputed interest	(1,560)
Present value of net minimum lease payments	$6,595
Operating lease liabilities:
Current	$2,548
Noncurrent	4,047
Total	$6,595

As of September 30, 2023, the Company has an additional operating lease for an office space that has not yet commenced, with undiscounted future minimum payments of $8.4 million. This operating lease will commence in the second quarter of fiscal year 2024 with a lease term of five years.

10. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2023 and June 30, 2023.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2023 and June 30, 2023.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless canceled by the financial institution within 30 days of the annual expiration date.

11. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. During the three months ended

September 30, 2023, the Company repurchased and retired 177,511 shares of its common stock at an average price of $8.86 per share, at a total cost of $1.6 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of September 30, 2023, approximately $17.4 million remained available for stock repurchases pursuant to the board authorization.

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

As of September 30, 2023, 23,125,612 shares were reserved and 9,418,917 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 2,044,372 shares were available for issuance under the Directors’ Plan.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted-average Black-Scholes model assumptions for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,
	2023	2022
Expected term (in years)	3.5	3.5
Expected volatility	56%	55%
Expected dividend yield	—	—
Risk-free interest rate	4.5%	3.0%
Grant date fair value	$4.34	$5.44

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

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). During the three months ended September 30, 2023, 140,761 shares of common stock were purchased under the 2021 ESPP. As of September 30, 2023, 1,745,592 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of September 30, 2023 were $0.4 million, and are included within accrued liabilities on the Company’s condensed consolidated balance sheet. Payroll contributions accrued as of September 30, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on February 24, 2024.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

Three Months Ended
September 30,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	53% - 58%	48% - 57%
Expected dividend yield	—	—
Risk-free interest rate	4.9% - 5.5%	2.9% - 3.0%
Grant date fair value	$2.97 - $4.44	$3.77 - $5.53

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Net revenue:
United States	$122,373	$140,814
International	1,550	2,779
Total net revenue	$123,923	$143,593

	September 30,	June 30,
	2023	2023
Property and equipment, net:
United States	$19,251	$16,475
International	253	274
Total property and equipment, net	$19,504	$16,749

	September 30,	June 30,
	2023	2023
Other intangible assets, net:
United States	$36,122	$38,700
International	—	—
Total other intangible assets, net	$36,122	$38,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our financial services client vertical represented 58% and 66% of net revenue for the three months ended September 30, 2023 and 2022. Our home services client vertical represented 40% and 33% of net revenue for the three months ended September 30, 2023 and 2022. Other revenue, which primarily includes performance marketing agency and technology services, represented 2% and 1% of net revenue for the three months ended September 30, 2023 and 2022. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 25% of our net revenue for the three months ended September 30, 2022. No other client accounted for 10% or more of our net revenue for the three months ended September 30, 2023 or 2022.

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

In addition, within our financial services client vertical, we derive a significant amount of revenue from auto insurance carriers and the financial results depend on the performance of the auto insurance industry. For example, inflation, weather-related and supply chain events have led to increases in insurance industry loss ratios, which decreased our clients’ advertising spending and thereby had a material adverse effect on our business.

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

An example of a regulatory change that may affect our business is the amendment of the Telephone Consumer Protection Act (the “TCPA”) that affects telemarketing and the consent requirements for certain types of telemarketing calls and automated messaging. The scope and interpretation of the laws that are or may be applicable to the automated delivery of voice and text messages are continuously evolving and developing. Our clients may make business decisions based on their own experiences with the TCPA regardless of our products and compliance practices. Those decisions may negatively affect our revenue and profitability.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of September 30, 2023; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange and other non-operating items.

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
•
Stock-based compensation;
•
Business combination;
•
Income taxes; and
•
Valuation of long-lived assets.

For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2023		2022
	(In thousands, except percentages)
Net revenue	$123,923	100.0%	$143,593	100.0%
Cost of revenue (1)	116,274	93.8	131,245	91.4
Gross profit	7,649	6.2	12,348	8.6
Operating expenses: (1)
Product development	7,637	6.2	6,826	4.7
Sales and marketing	3,124	2.5	3,100	2.2
General and administrative	6,787	5.5	7,319	5.1
Operating loss	(9,899)	(8.0)	(4,897)	(3.4)
Interest income	166	0.2	7	—
Interest expense	(111)	(0.1)	(226)	(0.2)
Other income (expense), net	29	—	(23)	—
Loss before income taxes	(9,815)	(7.9)	(5,139)	(3.6)
(Provision for) benefit from income taxes	(750)	(0.6)	622	0.5
Net loss	$(10,565)	(8.5)%	$(4,517)	(3.1)%

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,052	1.7%	$2,119	1.5%
Product development	773	0.6	765	0.5
Sales and marketing	640	0.5	652	0.5
General and administrative	1,810	1.5	1,734	1.2

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2023	2022	% Change
	(In thousands)
Net revenue	$123,923	$143,593	(14%)
Cost of revenue	116,274	131,245	(11%)
Gross profit	$7,649	$12,348	(38%)

Net Revenue

Net revenue decreased by $19.7 million, or 14%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Revenue from our financial services client vertical decreased by $22.9 million, or 24%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by inflation and higher costs to repair and replace vehicles. This was partially offset by an increase in revenue in our personal loans, credit cards, and banking businesses due to increased media and client budgets. Revenue from our home services client vertical increased by $2.7 million, or 6%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $2.4 million of revenue for the three months ended September 30, 2023, as compared to $1.9 million of revenue for the three months ended September 30, 2022.

Cost of Revenue and Gross Profit Margin

Cost of revenue decreased by $15.0 million, or 11%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by decreased media and marketing costs of $20.2 million, partially offset by increased personnel costs of $3.8 million. The decrease in media and marketing costs was associated with lower revenue volumes. The increase in personnel costs was mainly attributable to higher headcount and higher incentive compensation. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 6% and 9% for the three months ended September 30, 2023 and 2022. The decrease in gross profit margin was primarily attributable to increased personnel costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2023	2022	% Change
	(In thousands)
Product development	$7,637	$6,826	12%
Sales and marketing	3,124	3,100	1%
General and administrative	6,787	7,319	(7%)
Operating expenses	$17,548	$17,245	2%

Product Development Expenses

Product development expenses increased by $0.8 million, or 12%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to increased personnel costs of $1.0 million as a result of higher headcount.

Sales and Marketing Expenses

Sales and marketing expenses were approximately flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, or 7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to decreased professional service fees of $0.4 million.

(Provision for) Benefit from Income Taxes

	Three Months Ended
	September 30,
	2023	2022
	(In thousands)
(Provision for) benefit from income taxes	$(750)	$622

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of September 30, 2023, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax charge.

The Company recorded a provision for income taxes of $0.8 million and a benefit of $0.6 million for the three months ended September 30, 2023 and 2022. Given the recording of the valuation allowance against deferred tax assets in the fourth quarter of 2023, the Company no longer records a benefit for the losses generated in the United States, causing the Company to flip from a tax benefit in the first quarter of 2022 to a tax expense in the first quarter of 2023. The tax provision for the first quarter of 2023 was primarily related to the foreign operations and the tax amortization of goodwill. The tax benefit in the first quarter of 2022 was related to losses of the Company and the foreign operations.

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $56.3 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors canceled our prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. In the first quarter of fiscal year 2024, we repurchased and retired 177,511 shares of our common stock at an average price of $8.86 per share, at a total cost of $1.6 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of September 30, 2023, approximately $17.4 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2023	2022
	(In thousands)
Net cash (used in) provided by operating activities	$(4,973)	$5,665
Net cash used in investing activities	(5,094)	(3,037)
Net cash used in financing activities	(7,311)	(10,681)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, provision for or benefit from sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes and changes in working capital components.

Cash used in operating activities was $5.0 million for the three months ended September 30, 2023, compared to cash provided by operating activities of $5.7 million for the three months ended September 30, 2022.

Cash used in operating activities for the three months ended September 30, 2023 consisted of a net loss of $10.6 million and a net decrease in cash from changes in working capital of $5.2 million, offset by non-cash adjustments of $10.7 million. The changes in working capital accounts were primarily attributable to a decrease in accounts payable of $3.6 million and a decrease in accrued liabilities of $2.5 million. The decrease in accounts payable was primarily due to lower marketing and media costs and lower operating expenses. The decrease in accrued liabilities was primarily due to the payment of FY23 incentive compensation. The non-cash adjustments primarily consisted of depreciation and amortization expense of $5.3 million, stock-based compensation expense of $5.3 million.

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

Cash used in investing activities was $5.1 million for the three months ended September 30, 2023, compared to cash used in investing activities of $3.0 million for the three months ended September 30, 2022.

Cash used in investing activities in the three months ended September 30, 2023 was primarily due to internal software development costs of $3.5 million and capital expenditures of $1.6 million.

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

Cash used in financing activities was $7.3 million for the three months ended September 30, 2023, compared to cash used in financing activities of $10.7 million for the three months ended September 30, 2022.

Cash used in financing activities in the three months ended September 30, 2023 was due to payment of post-closing payments and contingent consideration related to acquisitions of $5.3 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $2.2 million, and repurchases of common stock of $1.4 million, offset by proceeds from the issuance of common stock under the employee stock purchase plan and exercise of stock options of $1.6 million.

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

Contractual Obligations

Our contractual obligations primarily consist of operating leases, post-closing payments and contingent consideration payments recognized from our acquisitions. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic and military conflicts;
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

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. For example, macroeconomic conditions such as an economic downturn or a recession in the United States or other countries or public health crises such as the COVID-19 pandemic and geopolitical conflicts such as the Russia-Ukraine military conflict have impacted and may continue to impact our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decide not to continue to place marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Additionally, in connection with our owned and our third-party publishers’ telemarketing campaigns to generate traffic for our clients, we are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the federal Telephone Consumer Protection Act (the “TCPA”), which requires prior express written consent for certain types of telemarketing calls and adherence to “do-not-call” registry requirements which, in part, mandate that callers maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. As currently construed, the TCPA does not distinguish between voice and data, and, as such, text and SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions. For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an artificial or pre-recorded voice or an automatic telephone dialing system and certain calls made to numbers properly registered on the federal “do-not-call” list. The TCPA other similar state laws are subject to interpretations that may change. We regularly evaluate how this may apply to our business. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions, litigation and statutory damages. The TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (the “FCC”) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, we generate inquiries from users that provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers and cannot guarantee that these third-parties will comply with applicable laws and regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing laws and regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, the COVID-19 pandemic and geopolitical conflicts such as the Russian-Ukraine military conflict have in the short-run, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of pandemics, military conflicts or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of September 30, 2023, approximately $17.4 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

The following table summarizes the stock repurchase activity that took place in the open market during the first quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares May Yet Be Purchased Under the Share Repurchase Program
July 1, 2023 - July 31, 2023	66,674	$8.82	66,674	$18,406,825
August 1, 2023 - August 31, 2023	27,835	8.71	27,835	18,163,585
September 1, 2023 - September 30, 2023	83,002	8.94	83,002	17,418,789
Total	177,511	$8.86	177,511

(1)
Excludes $0.03 per share broker commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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
Date: November 3, 2023