Form 10-Q
period 2023-12-31
QUINSTREET, INC
filed 2024-02-08
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-34628

QuinStreet, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0512121
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

950 Tower Lane, 12th Floor
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

Number of shares of common stock outstanding as of January 31, 2024: 54,890,505

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$45,520	$73,677
Accounts receivable, net of allowances and reserves of $3,578 and $3,722 as of December 31, 2023 and June 30, 2023, respectively	74,727	67,748
Prepaid expenses and other assets	7,832	9,779
Total current assets	128,079	151,204
Property and equipment, net	20,604	16,749
Operating lease right-of-use assets	11,909	3,536
Goodwill	121,141	121,141
Other intangible assets, net	33,544	38,700
Other assets, noncurrent	5,640	5,825
Total assets	$320,917	$337,155

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,783	$37,926
Accrued liabilities	44,538	44,010
Deferred revenue	—	9
Other liabilities	6,714	7,875
Total current liabilities	85,035	89,820
Operating lease liabilities, noncurrent	9,056	1,261
Other liabilities, noncurrent	11,573	16,273
Total liabilities	105,664	107,354
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 54,887,538 and 54,192,928 shares issued and outstanding as of December 31, 2023 and June 30, 2023	55	54
Additional paid-in capital	336,665	329,093
Accumulated other comprehensive loss	(268)	(266)
Accumulated deficit	(121,199)	(99,080)
Total stockholders' equity	215,253	229,801
Total liabilities and stockholders' equity	$320,917	$337,155

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net revenue	$122,683	$134,048	$246,606	$277,641
Cost of revenue (1)	115,830	125,510	232,104	256,755
Gross profit	6,853	8,538	14,502	20,886
Operating expenses: (1)
Product development	7,272	7,174	14,909	14,000
Sales and marketing	3,325	3,166	6,449	6,266
General and administrative	7,651	7,370	14,438	14,689
Operating loss	(11,395)	(9,172)	(21,294)	(14,069)
Interest income	166	12	332	19
Interest expense	(111)	(213)	(222)	(439)
Other income (expense), net	38	(9)	67	(32)
Loss before income taxes	(11,302)	(9,382)	(21,117)	(14,521)
(Provision for) benefit from income taxes	(252)	1,403	(1,002)	2,025
Net loss	$(11,554)	$(7,979)	$(22,119)	$(12,496)
Net loss per share:
Basic	$(0.21)	$(0.15)	$(0.41)	$(0.23)
Diluted	$(0.21)	$(0.15)	$(0.41)	$(0.23)
Weighted-average shares used in computing net loss per share:
Basic	54,759	53,709	54,612	53,529
Diluted	54,759	53,709	54,612	53,529

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,229	$2,113	$4,281	$4,232
Product development	837	765	1,610	1,530
Sales and marketing	723	658	1,363	1,310
General and administrative	2,279	1,941	4,089	3,675

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net loss	$(11,554)	$(7,979)	$(22,119)	$(12,496)
Other comprehensive loss:
Foreign currency translation adjustment	—	(2)	(2)	(7)
Total other comprehensive loss	—	(2)	(2)	(7)
Comprehensive loss	$(11,554)	$(7,981)	$(22,121)	$(12,503)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2023	54,648,886	$55	—	$—	$332,194	$(268)	$(109,645)	$222,336
Issuance of common stock upon exercise of stock options	50,650	—	—	—	173	—	—	173
Release of restricted stock, net of share settlement	258,109	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,081	—	—	6,081
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,161)	—	—	(1,161)
Repurchase of common stock	—	—	(70,107)	(622)	—	—	—	(622)
Retirement of treasury stock	(70,107)	—	70,107	622	(622)	—	—	—
Net loss	—	—	—	—	—	—	(11,554)	(11,554)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balances at December 31, 2023	54,887,538	$55	—	$—	$336,665	$(268)	$(121,199)	$215,253

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2022	53,549,167	$54	—	$—	$318,199	$(266)	$(34,731)	$283,256
Issuance of common stock upon exercise of stock options	45,825	—	—	—	240	—	—	240
Release of restricted stock, net of share settlement	209,553	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,491	—	—	5,491
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,210)	—	—	(1,210)
Repurchase of common stock	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,979)	(7,979)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balances at December 31, 2022	53,804,545	$54	—	$—	$322,720	$(268)	$(42,710)	$279,796

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2023	54,192,928	$54	—	$—	$329,093	$(266)	$(99,080)	$229,801
Issuance of common stock upon exercise of stock options	165,136	—	—	—	589	—	—	589
Release of restricted stock, net of share settlement	636,331	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	140,761	—	—	—	1,164	—	—	1,164
Stock-based compensation expense	—	—	—	—	11,368	—	—	11,368
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(3,348)	—	—	(3,348)
Repurchase of common stock	—	—	(247,618)	(2,200)	—	—	—	(2,200)
Retirement of treasury stock	(247,618)	—	247,618	2,200	(2,200)	—	—	—
Net loss	—	—	—	—	—	—	(22,119)	(22,119)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balances at December 31, 2023	54,887,538	$55	—	$—	$336,665	$(268)	$(121,199)	$215,253

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	53,356,875	$53	—	$—	$316,422	$(261)	$(30,214)	$286,000
Issuance of common stock upon exercise of stock options	83,680	—	—	—	476	—	—	476
Release of restricted stock, net of share settlement	511,720	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	137,914		—	—	1,324	—	—	1,324
Stock-based compensation expense	—	—	—	—	10,775	—	—	10,775
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(3,226)	—	—	(3,226)
Repurchase of common stock		—	(285,644)	(3,050)	-	—	—	(3,050)
Retirement of treasury stock	(285,644)	—	285,644	3,050	(3,050)	—	—	-
Net loss	—	—	—	—	—	—	(12,496)	(12,496)
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Balances at December 31, 2022	53,804,545	$54	—	$—	$322,720	$(268)	$(42,710)	$279,796

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(22,119)	$(12,496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,051	9,032
Provision for sales returns and doubtful accounts receivable	382	729
Stock-based compensation	11,343	10,747
Non-cash lease expense	(610)	(542)
Deferred income taxes	745	(2,279)
Other adjustments, net	(415)	(138)
Changes in assets and liabilities:
Accounts receivable	(7,361)	9,288
Prepaid expenses and other assets	2,000	(588)
Other assets, non-current	185	—
Accounts payable	(4,725)	(4,675)
Accrued liabilities	906	(5,547)
Deferred revenue	(9)	(331)
Net cash (used in) provided by operating activities	(8,627)	3,200
Cash Flows from Investing Activities
Capital expenditures	(2,962)	(1,553)
Internal software development costs	(6,415)	(5,465)
Other investing activities	—	(120)
Net cash used in investing activities	(9,377)	(7,138)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,700	1,797
Payment of withholding taxes related to release of restricted stock, net of share settlement	(3,348)	(3,226)
Post-closing payments and contingent consideration related to acquisitions	(6,229)	(7,224)
Repurchase of common stock	(2,288)	(4,731)
Net cash used in financing activities	(10,165)	(13,384)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(13)
Net decrease in cash, cash equivalents and restricted cash	(28,157)	(17,335)
Cash, cash equivalents and restricted cash at beginning of period	73,692	96,453
Cash, cash equivalents and restricted cash at end of period	$45,535	$79,118
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$45,520	$79,104
Restricted cash included in other assets, noncurrent	15	14
Total cash, cash equivalents and restricted cash	$45,535	$79,118
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$170	$119
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,579	885
Retirement of treasury stock (See Note 11)	(2,200)	(3,050)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketplaces and technologies for the financial services and home services industries. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services and home services. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, India and Mexico. The majority of the Company’s operations and revenue are in North America.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2023 and for the three and six months ended December 31, 2023 and 2022 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on August 21, 2023. The condensed consolidated balance sheet at June 30, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at December 31, 2023, its condensed consolidated statements of stockholders’ equity, operations and comprehensive loss for the three and six months ended December 31, 2023 and 2022 and condensed consolidated statements of cash flows for the six months ended December 31, 2023 and 2022. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to our significant accounting policies as of and for the six months ended December 31, 2023.

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

The allowance for credit losses on accounts receivable was $2.1 million as of both December 31, 2023 and June 30, 2023. The revenue reserve was $1.5 million as of December 31, 2023, and $1.6 million as of June 30, 2023. The total allowance for credit losses and revenue reserve was $3.6 million as of December 31, 2023, and $3.7 million as of June 30, 2023.

Concentrations of Credit Risk

The Company did not have any clients with net revenue over 10% for the three and six months ended December 31, 2023. The Company had one client that accounted for 19% and 22% of net revenue for the three and six months ended December 31, 2022. No other clients accounted for 10% or more of net revenue or net accounts receivables as of June 30, 2023.

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

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net revenue:
Financial Services	$71,334	$89,310	$143,458	$184,300
Home Services	49,333	42,975	98,728	89,708
Other Revenue	2,016	1,763	4,420	3,633
Total net revenue	$122,683	$134,048	$246,606	$277,641

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	December 31,	June 30,
	2023	2023
Deferred revenue	$—	$9
Client deposits	1,267	1,213
Total	$1,267	$1,222

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the six months ended December 31, 2023 related to advance consideration received from clients of $5.7 million, offset by revenue recognized of $5.7 million.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(11,554)	$(7,979)	$(22,119)	$(12,496)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net loss per share	54,759	53,709	54,612	53,529
Diluted:
Weighted average shares of common stock used in computing basic net loss per share	54,759	53,709	54,612	53,529
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Shares issuable related to the ESPP	—	—	—	—
Weighted average shares of common stock used in computing diluted net loss per share	54,759	53,709	54,612	53,529
Net loss per share:
Basic	$(0.21)	$(0.15)	$(0.41)	$(0.23)
Diluted (1)	$(0.21)	$(0.15)	$(0.41)	$(0.23)
Securities excluded from weighted-average shares used in computing diluted net loss per share because the effect would have been anti-dilutive (2)	4,596	4,363	4,545	4,299

(1)
Diluted net loss per share does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net loss incurred during the three and six months ended December 31, 2023 and 2022. The assumed issuance of any additional shares would be anti-dilutive.
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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31, 2023				June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,151	$—	$—	$12,151	$16,910	$—	$—	$16,910
Total	$12,151	$—	$—	$12,151	$16,910	$—	$—	$16,910
Liabilities:
Post-closing payments related to acquisitions	$—	$11,220	$—	$11,220	$—	$17,498	$—	$17,498
Contingent consideration related to acquisitions	—	—	711	711	—	—	1,039	1,039
Total	$—	$11,220	$711	$11,931	$—	$17,498	$1,039	$18,537

Reported as:
Cash and cash equivalents				$12,151				$16,910
Other Liabilities:
Current				$6,714				$7,875
Noncurrent				5,217				10,662
Total				$11,931				$18,537

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

The following table represents the changes in the contingent consideration during the three and six months ended December 31, 2023 (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Balance at the beginning of period	$711	$1,039
Changes in fair value during the period	—	—
Payments made during the period	—	(328)
Balance at the end of period	$711	$711

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

7. Goodwill and Intangible Assets, Net

Goodwill

As of December 31, 2023 and June 30, 2023, the Company had goodwill of $121.1 million. There were no impairments to goodwill during the six months ended December 31, 2023.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2023			June 30, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$91,630	$(64,906)	$26,724	$91,629	$(61,025)	$30,604
Content	43,056	(43,056)	—	43,056	(43,056)	—
Website/trade/domain names	25,422	(19,756)	5,666	25,422	(19,451)	5,971
Acquired technology and others	34,934	(33,779)	1,154	34,934	(32,809)	2,125
Total	$195,042	$(161,497)	$33,544	$195,041	$(156,341)	$38,700

Amortization of intangible assets was $2.6 million and $5.2 million for the three and six months ended December 31, 2023, and $2.8 million and $5.6 million for the three and six months ended December 31, 2022.

Future amortization expense for the Company’s intangible assets as of December 31, 2023 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2024 (remaining nine months)	$5,052
2025	8,069
2026	5,461
2027	4,500
2028	4,037
Thereafter	6,425
Total	$33,544

8. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a provision for income taxes of $0.3 million and $1.0 million for the three and six months ended December 31, 2023 and a benefit of $1.4 million and $2.0 million for the three and six months ended December 31, 2022. The tax provision for the second quarter of 2023 was primarily related to the foreign operations and the tax amortization of goodwill. The tax benefit in the second quarter of 2022 was related to losses of the Company and the foreign operations.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of December 31, 2023, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

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

The components of lease expense for the three and six months ended December 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Operating lease expense	$690	$1,229	$2,139	$2,454
Short-term lease expense	179	160	356	329
Variable lease expense (1)	210	148	420	291
Total lease expense	$1,079	$1,537	$2,915	$3,074

(1)
Variable lease expense for the three and six months ended December 31, 2023 and 2022 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Six Months Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,095	$2,945

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$7,044	$—

Weighted average remaining lease term - operating leases	4.5 years	1.6 years
Weighted average discount rate - operating leases	6.2%	5.1%

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

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remaining six months)	$2,020
2025	3,356
2026	2,708
2027	2,572
2028	2,714
Thereafter	1,666
Total minimum lease payments	15,036
Less imputed interest	(2,694)
Present value of net minimum lease payments	$12,342
Operating lease liabilities:
Current	$3,286
Noncurrent	9,056
Total	$12,342

10. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2023 and June 30, 2023.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2023 and June 30, 2023.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless canceled by the financial institution within 30 days of the annual expiration date.

11. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. During the six months ended December 31, 2023, the Company repurchased and retired 247,618 shares of its common stock at an average price of $8.85 per share, at a total cost of $2.2 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of December 31, 2023, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

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

As of December 31, 2023, 23,125,612 shares were reserved and 9,388,559 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 1,925,786 shares were available for issuance under the Directors’ Plan.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted-average Black-Scholes model assumptions for the three and six months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Expected term (in years)	3.5	3.5	3.5	3.5
Expected volatility	51%	57%	54%	56%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.9%	4.4%	4.7%	3.7%
Grant date fair value	$4.50	$5.90	$4.42	$5.66

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

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). During the six months ended December 31, 2023, 140,761 shares of common stock were purchased under the 2021 ESPP. As of December 31, 2023, 1,745,592 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of December 31, 2023 were $1.1 million, and are included within accrued liabilities on the Company’s condensed consolidated balance sheet. Payroll contributions accrued as of December 31, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on February 24, 2024.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	53% - 58%	48% - 57%	53% - 58%	48% - 57%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.9% - 5.5%	2.9% - 3.0%	4.9% - 5.5%	2.9% - 3.0%
Grant date fair value	$2.97 - $4.44	$3.77 - $5.53	$2.97 - $4.44	$3.77 - $5.53

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net revenue:
United States	$121,353	$131,891	$243,727	$272,705
International	1,330	2,157	2,879	4,936
Total net revenue	$122,683	$134,048	$246,606	$277,641

	December 31,	June 30,
	2023	2023
Property and equipment, net:
United States	$20,375	$16,475
International	229	274
Total property and equipment, net	$20,604	$16,749

	December 31,	June 30,
	2023	2023
Other intangible assets, net:
United States	$33,544	$38,700
International	—	—
Total other intangible assets, net	$33,544	$38,700

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

Our financial services client vertical represented 58% of net revenue for both the three and six months ended December 31, 2023 and 67% of net revenue for both the three and six months ended December 31, 2022. Our home services client vertical represented 40% of net revenue for both the three and six months ended December 31, 2023 and 32% of net revenue for both the three and six months ended December 31, 2022. Other revenue, which primarily includes performance marketing agency and technology services, represented 2% of net revenue for both the three and six months ended December 31, 2023 and 1% of net revenue for both the three and six months ended December 31, 2022. We generated the majority of our revenue from sales to clients in the United States.

We did not have any clients with net revenue over 10% for the three and six months ended December 31, 2023. We had one client that accounted for 19% and 22% of net revenue for the three and six months ended December 31, 2022. No other clients accounted for 10% or more of net revenue or net accounts receivables as of June 30, 2023.

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

COVID-19

We continue to monitor the impacts from the COVID-19 pandemic that may unfavorably affect our business, such as reductions in client spending on marketing and advertising, drops in media availability or performance, deteriorating consumer spending, fluctuations in interest rates, and credit quality of our receivables. The COVID-19 pandemic has affected and may continue to affect our business operations, including our employees, clients, publishers, business partners, and communities. Even after the initial COVID-19 outbreak subsided, we have experienced and may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of December 31, 2023; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income and expense includes gains and losses on foreign currency exchange and other non-operating items.

Provision for (Benefit from) Income Taxes

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$122,683	100.0%	$134,048	100.0%	$246,606	100.0%	$277,641	100.0%
Cost of revenue (1)	115,830	94.4	125,510	93.6	232,104	94.1	256,755	92.5
Gross profit	6,853	5.6	8,538	6.4	14,502	5.9	20,886	7.5
Operating expenses: (1)
Product development	7,272	5.9	7,174	5.3	14,909	6.0	14,000	5.0
Sales and marketing	3,325	2.7	3,166	2.4	6,449	2.6	6,266	2.3
General and administrative	7,651	6.2	7,370	5.5	14,438	5.9	14,689	5.3
Operating loss	(11,395)	(9.2)	(9,172)	(6.8)	(21,294)	(8.6)	(14,069)	(5.1)
Interest income	166	0.1	12	—	332	0.1	19	—
Interest expense	(111)	(0.1)	(213)	(0.2)	(222)	(0.1)	(439)	(0.1)
Other income (expense), net	38	—	(9)	—	67	—	(32)	—
Loss before income taxes	(11,302)	(9.2)	(9,382)	(7.0)	(21,117)	(8.6)	(14,521)	(5.2)
(Provision for) benefit from income taxes	(252)	(0.2)	1,403	1.0	(1,002)	(0.4)	2,025	0.7
Net loss	$(11,554)	(9.4)%	$(7,979)	(6.0)%	$(22,119)	(9.0)%	$(12,496)	(4.5)%

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,229	1.8%	$2,113	1.6%	$4,281	1.7%	$4,232	1.5%
Product development	837	0.7	765	0.6	1,610	0.7	1,530	0.6
Sales and marketing	723	0.6	658	0.5	1,363	0.6	1,310	0.5
General and administrative	2,279	1.9	1,941	1.4	4,089	1.7	3,675	1.3

Gross Profit

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2023	2022	2023	2022	% Change	% Change
	(In thousands)
Net revenue	$122,683	$134,048	$246,606	$277,641	(8%)	(11%)
Cost of revenue	115,830	125,510	232,104	256,755	(8%)	(10%)
Gross profit	$6,853	$8,538	$14,502	$20,886	(20%)	(31%)

Net Revenue

Net revenue decreased by $11.4 million, or 8%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Revenue from our financial services client vertical decreased by $18 million, or 20%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by inflation and higher costs to repair and replace vehicles. This was partially offset by an increase in revenue in our personal loans due to increased media and client budgets. Revenue from our home services client vertical increased by $6.4 million, or 15%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $2.0 million of revenue for the three months ended December 31, 2023, as compared to $1.8 million of revenue for the three months ended December 31, 2022.

Net revenue decreased by $31 million, or 11%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. Revenue from our financial services client vertical decreased by $40.8 million, or 22%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by inflation and higher costs to repair and replace vehicles. This was offset by an increase in revenue in our personal loans businesses due to increased media and client budgets. Revenue from our home services client vertical increased by $9 million, or 10%, primarily as a result of increased client budgets and successful implementation of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $4.4 million of revenue for the six months ended December 31, 2023, as compared to $3.6 million of revenue for the six months ended December 31, 2022.

Cost of Revenue and Gross Profit Margin

Cost of revenue decreased by $9.7 million, or 8%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily driven by decreased media and marketing costs of $13.2 million, partially offset by increased personnel costs of $2.2 million. The decrease in media and marketing costs was primarily associated with lower revenue volumes. The increase in personnel costs was mainly attributable to higher headcount and higher incentive compensation. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 6% for both the three months ended December 31, 2023 and 2022. The gross profit margin remained flat quarter over quarter as a result of decreased media and marketing costs as a percentage of revenue offset by increase in other operating expenses as a percentage of revenue.

Cost of revenue decreased $24.7 million, or 10% for the six months ended December 31, 2023 compared to the six months ended December 31, 2022, primarily driven by decreased media and marketing costs of $33.5 million, partially offset by increased personnel costs of $6.0 million. The decrease in media and marketing costs was primarily associated with lower revenue volumes. The increase in personnel costs was mainly attributable to higher headcount and higher incentive compensation. Gross profit margin was 6% and 8% for the six months ended December 31, 2023 and 2022. The decrease in gross profit margin was attributable to increased compensation cost and depreciation as a percentage of revenue offset by a decrease in media and marketing costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2023	2022	2023	2022	% Change	% Change
	(In thousands)
Product development	$7,272	$7,174	$14,909	$14,000	1%	6%
Sales and marketing	3,325	3,166	6,449	6,266	5%	3%
General and administrative	7,651	7,370	14,438	14,689	4%	(2%)
Operating expenses	$18,248	$17,710	$35,796	$34,955	3%	2%

Product Development Expenses

Product development expenses remained flat for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Product development expenses increased by $0.9 million, or 6%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022, primarily due to increased personnel costs of $1.4 million as a result of higher headcount, the impact of annual salary increases and increased incentive compensation, partially offset by decreased costs in professional services and facilities of $0.6 million.

Sales and Marketing Expenses

Sales and marketing expenses remained substantially flat for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Sales and marketing expenses increased by $0.2 million, or 3%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 4%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due increased personnel costs including stock based compensation expenses.

General and administrative expenses decreased by $0.3 million, or 2%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

Provision for (Benefit from) Income Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(In thousands)
(Provision for) benefit from income taxes	$(252)	$1,403	$(1,002)	$2,025

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of December 31, 2023, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

The Company recorded a provision for income taxes of $0.3 million and $1.0 million for the three and six months ended December 31, 2023 and a benefit of $1.4 million and $2.0 million for the three and six months ended December 31, 2022. Given the recording of the valuation allowance against deferred tax assets in the fourth quarter of 2023, the Company no longer records a benefit for the losses generated in the United States, causing the Company to flip from a tax benefit in the second quarter of 2022 to a tax expense in the second quarter of 2023. The tax provision for the second quarter of 2023 was primarily related to the foreign operations and the tax amortization of goodwill. The tax benefit in the second quarter of 2022 was related to losses of the Company and the foreign operations.

Liquidity and Capital Resources

As of December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $45.5 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors canceled our prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. In the second quarter of fiscal year 2024, we repurchased and retired 70,107 shares of our common stock at an average price of $8.84 per share, at a total cost of $0.6 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of December 31, 2023, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2023	2022
	(In thousands)
Net cash (used in) provided by operating activities	$(8,627)	$3,200
Net cash used in investing activities	(9,377)	(7,138)
Net cash used in financing activities	(10,165)	(13,384)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, provision for or benefit from sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes and changes in working capital components.

Cash used in operating activities was $8.6 million for the six months ended December 31, 2023, compared to cash provided by operating activities of $3.2 million for the six months ended December 31, 2022.

Cash used in operating activities for the six months ended December 31, 2023 consisted of a net loss of $22.1 million and a net decrease in cash from changes in working capital of $9.2 million, offset by non-cash adjustments of $22.5 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $7.4 million and a decrease in accounts payable of $4.7 million, offset by a decrease in prepaid expenses and other assets of $2.0 million. The increase in accounts receivable, and decrease of prepaid expenses and other assets was primarily due to timing of receipts and payments. The decrease in accounts payable was primarily due to lower revenue levels in the two months ended December 31, 2023 as compared to the two months ended December 31, 2022, which led to lower media costs in December 31, 2023. The non-cash adjustments primarily consisted of stock-based compensation expense of $11.3 million, and depreciation and amortization expense of $11.1 million.

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

Cash used in investing activities was $9.4 million for the six months ended December 31, 2023, compared to cash used in investing activities of $7.1 million for the six months ended December 31, 2022.

Cash used in investing activities in the six months ended December 31, 2023 was primarily due to internal software development costs and capital expenditures of $9.4 million.

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

Cash used in financing activities was $10.2 million for the six months ended December 31, 2023, compared to cash used in financing activities of $13.3 million for the six months ended December 31, 2022.

Cash used in financing activities in the six months ended December 31, 2023 was due to payment of post-closing payments and contingent consideration related to acquisitions of $6.2 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $3.3 million, and repurchases of common stock of $2.3 million, offset by proceeds from the issuance of common stock under the employee stock purchase plan and exercise of stock options of $1.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
We faced, and may continue to face, risks and uncertainties related to the COVID-19 pandemic and its aftermath, which could significantly disrupt our operations and have a material adverse impact on our business, financial condition, operating results and cash flows. These risks and uncertainties could pertain to other viruses, pandemics or other such unforeseen and broad-based public health crises.

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
•
our ability to expand the capabilities of our platform including deployment of artificial intelligence features in our product;
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

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites. For example, macroeconomic conditions such as an economic downturn, a recession in the United States or other countries, a public health crises such as the COVID-19 pandemic and geopolitical conflicts such as the Russia-Ukraine military conflict and the Israel-Hamas war have impacted and may continue to impact our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decide not to continue to place marketing spend or advertising on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers (including strategic partners). In many instances, third-party publishers can change the media inventory they make available to us whether due to regulatory action affecting specific publishers or to third-party media generally at any time in ways that could impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make its media channel or inventory available to us, decides to demand a higher revenue-share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price and quality requirements, in which case our revenue could decline or our operating costs could increase. For more information on our risks related to third-party publishers and search engines, please see the risk factor below titled “We depend upon Internet search companies to direct a significant portion of visitors to our owned and operated and our third-party publishers’ websites. Changes in search engine algorithms have in the past harmed, and may in the future harm, the websites’ placements in both paid and organic search result listings, which may reduce the number of visitors to our owned and operated and our third-party publishers’ websites and as a result, cause our revenue to decline.”

We are exposed to data privacy and security risks, particularly given that we gather, transmit, store and otherwise process personal information and implement artificial intelligence technology in certain products. If we fail to maintain adequate safeguards to protect the security, confidentiality and integrity of personal information, including any failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized or accidental access to or disclosure or use of confidential or proprietary data (including personal information) in our network systems, including via ransomware attacks, may cause us to incur significant expenses and may negatively affect our reputation and business.

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers is substantial. We gather, transmit, store and otherwise process confidential and proprietary information about our users and marketing and media partners, including personal information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held, managed or otherwise processed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personal information. Complying with these contractual terms and various laws and regulations is expensive and could cause us to incur substantial additional costs or require us to change our business practices in a manner adverse to our business. In addition, cybersecurity incidents, cyber-attacks and other breaches have been occurring globally at a more frequent and severe level, and are evolving in nature and will likely continue to increase in frequency and severity in the future. Additionally, some actors are using artificial intelligence technology to launch more automated, targeted and coordinated attacks. Our existing security measures may not be successful in preventing security breaches, cyber-attacks or other similar incidents. As we grow our business, we expect to continue to invest in technology services, hardware and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to security breaches, cyber-attacks and other similar incidents. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such as electronic or physical computer break-ins, security breaches, attacks, malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or information, fraud, employee error and other disruptions or similar incidents, including those perpetrated by criminals or nation state actors, that could result in, among other things, third parties gaining unauthorized access to our systems and data (including confidential, proprietary and personal information). Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber-attacks from Russia or its allies. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security breach, cyber-attack or other similar incident. In the past, we have experienced security incidents involving access to our databases. Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any actual or alleged security breach, cyber-attack or other similar incident may also result in a misappropriation of our confidential or proprietary information (including personal information) or that of our users, clients and third-party publishers, which could result in legal and financial liability, regulatory intervention, and harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

We also face risks associated with security breaches, cyber-attacks and other similar incidents affecting third parties conducting business online. Consumers generally are concerned with data privacy and security on the Internet, and any publicized data privacy or security problems could negatively affect consumers’ willingness to provide private information on the Internet generally, including through our services. Some of our business is conducted through third parties, which may gather, transmit, store and otherwise process information (including confidential, proprietary and personal information) about our users and marketing and media partners, through our infrastructure or through other systems. While we perform data privacy and security assessments on such third parties, it is important to note that if any such third party fails to adopt or adhere to adequate security procedures, or if despite such procedures its networks or systems are breached, information relating to our users and marketing and media partners may be lost or improperly accessed, used or disclosed. A security breach, cyber-attack or other similar incident experienced by any such third party could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third-parties may not comply with applicable disclosure or contractual requirements, which could expose us to liability.

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

Our ability to maintain or grow the number of visitors to our owned and operated and our third-party publishers’ websites from search companies is not entirely within our control. Search companies frequently revise their algorithms and changes in their algorithms have in the past caused, and could in the future cause, our owned and operated and our third-party publishers’ websites to receive less favorable placements. We have experienced fluctuations in organic rankings for a number of our owned and operated and our third-party publishers’ websites and some of our paid listing campaigns have also been harmed by search engine algorithmic changes. Search companies could determine that our or our third-party publishers’ websites’ content is either not relevant or is of poor quality. Additionally, search engines may incorporate artificial intelligence into their platforms in ways that we cannot predict. Such changes have adversely affected, and may continue to adversely affect, the placement of our search result page ranking, which could reduce traffic to our websites.

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

In addition, changes in the usage and functioning of search engines or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, could negatively impact our owned and operated and our third-party publishers’ websites.

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

Worldwide economic conditions remain uncertain due to various global disruptions, including geopolitical events, such as war, the threat of war (including collateral damage from cyberwarfare and targeted security attacks), terrorist activity, natural disasters, climate change and extreme-weather related events, power shortages or outages, major public health issues, including pandemics, and significant local, national, or global events capturing the attention of a large part of the population, which could prevent or hinder our, our third-party publishers’ or our clients’ ability to do business, increase our costs, and negatively affect our stock price. Adverse consequences resulting from increasing economic or political conflicts between the United States and China, Russia’s invasion of Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries, the Israel-Hamas war and the possible expansion of such conflict in the surrounding areas, and various other market issues may have broader implications on economies outside of their respective regions, including increased instability in the worldwide financial markets and economy, increases in inflation, recessionary economic cycles, and enhanced volatility in foreign currency exchange rates. These uncertainties have in the past and may in the future cause our clients or potential clients to delay or reduce spending, which could negatively impact our revenue and operating results and make it difficult for us to accurately plan future business activities.

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, search engines, Internet tracking technologies, direct marketing, data privacy and security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future government regulation is uncertain. Keeping our business in compliance with existing laws and regulations or bringing our business into compliance with new laws and regulations, therefore, may be costly, affect our revenue and harm our financial results.

For example, regulation in data privacy and security is rapidly evolving in the U.S. and internationally, including laws, rules and regulations applying to the solicitation, collection, retention, deletion, sharing, use and other processing of personal information. At the U.S. federal level, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices (including with respect to data privacy and security). At the state level, we are subject to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”). The CCPA requires covered businesses to, among other things, provide disclosures to California residents about their data collection, use, sharing and processing practices and, with limited business exceptions, the CCPA affords such individuals various rights with respect to their personal information, including to request deletion of personal information collected about them and to opt-out of certain personal information selling and sharing practices. A number of other states have enacted, or are considering enacting, comprehensive data privacy laws. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Further, foreign laws and regulations such as the EU General Data Protection Regulation (the “EU GDPR”), and the version thereof implemented into the laws of the United Kingdom following Brexit (the “UK GDPR”), may apply to our business and marketing activities that are offered to European Union and United Kingdom users. The EU GDPR and UK GDPR include a range of compliance obligations and penalties for non-compliance are significant. Although the substantive requirements of the UK GDPR are largely aligned with those of the EU GDPR, exposing us to burdens and risks comparable to the EU GDPR, that may change over time. Preparing for and complying with existing and new data privacy and security laws and regulations requires significant time and resources to ensure we store, use, share and otherwise process personal information in accordance with applicable laws and regulations. We also are, and in the future may become, subject to various other obligations relating to data privacy and security, including industry standards, external and internal policies, contracts and other obligations. Violations or alleged violations of laws and regulations, or any such obligations, by us, our third-party publishers, our clients or our third-party service providers on which we rely to process personal information on our behalf, could result in enforcement actions, litigation, damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations (including amendments thereof or changes in enforcement of existing laws or regulations applicable to us or our clients) could affect the activities or strategies of us, our clients or our third-party service providers and, therefore, lead to reductions in their level of business with us or otherwise impact our business or our business model.

Additionally, in connection with our owned and our third-party publishers’ telemarketing campaigns to generate traffic for our clients, we are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the federal Telephone Consumer Protection Act (the “TCPA”), which requires prior express written consent for certain types of telemarketing calls and adherence to “do-not-call” registry requirements which, in part, mandate that callers maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. As currently construed, the TCPA does not distinguish between voice and data, and, as such, text and SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions. For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an artificial or pre-recorded voice or an automatic telephone dialing system and certain calls made to numbers properly registered on the federal “do-not-call” list. The TCPA and other similar state laws are subject to interpretations that may change. We regularly evaluate how this may apply to our business. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions, litigation and statutory damages. The TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (the “FCC”) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, we generate inquiries from users that provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers and cannot guarantee that these third-parties will comply with applicable laws and regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing laws and regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

Changes in regulations, or the regulatory environment, applicable to us or our media sources, third party publishers or clients could also have a material adverse effect on our business. For example, in December of 2023, the FCC adopted new rules regarding Targeting and Eliminating Unlawful Text Messages. The rules, among other things amend TCPA consent requirements to ban the practice of allowing a single consumer consent to be grounds for multiple entities to deliver automated marketing calls and text messages. Further, the new rules allow the FCC to “red flag” certain numbers, requiring mobile carriers to block texts from those numbers. The rules also codify that the national Do-Not-Call list protections apply to text messaging, making it illegal for marketing texts to be sent to numbers on the national Do-Not-Call registry absent an applicable exception. And the order adopting the new rules encourages providers to make email-to-text messages an opt-in service for end users. The rules could have a material adverse impact on our media sources and our clients, especially smaller businesses, as they may not be able to continue to participate in, or may substantially reduce their participation in, the online advertising channel due to increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. Decreased participation in online advertising by our media sources or clients as a result of the rules could have a material adverse impact on our business, results of operation and financial condition, as it may reduce the availability to us of qualified inquiries. Moreover, our business could be materially and adversely affected directly by the FCC’s rules, as we also generate a substantial portion of our revenue from our own operation of websites to generate qualified inquiries. The effective date for certain of the FCC’s new rules has not yet been determined, and the scope and application of these rules may be subject to changes and uncertainties. Compliance with the FCC’s new rules and other future changes in laws may increase our compliance costs, and any failure by us or our media sources or clients to comply with such laws may subject us to significant liabilities.

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

The online media and marketing industry is characterized by rapidly changing standards, changing technologies, frequent new or enhanced product and service introductions and changing user and client demands. The introduction of new technologies and services embodying new technologies, including artificial intelligence and machine learning, and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. We continually make enhancements and other modifications to our proprietary technologies as well as our product and service offerings. This includes expansion into new categories (e.g., health insurance). Our product changes may contain design or performance defects that are not readily apparent. Expanded category offerings may experience issues as we launch new products and services. If our proprietary technologies or our new or enhanced products and services fail to achieve their intended purpose or are less effective than technologies or products and services used by our competitors, our business could be harmed.

In particular, we have incorporated and may continue to incorporate artificial intelligence and machine learning, (“AIML”), solutions into our platform, offerings, services, and features, including those based on large language models, and these applications may become more important to our operations or to our future growth over time. We expect to utilize AIML solutions to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or properly implement or market our AIML solutions. Our competitors and other third parties may incorporate AIML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AIML may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Additionally, the use of AIML applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AIML applications could adversely affect our reputation and results of operations. AIML also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm.

We are investing in AIML. Our investments include partnering with companies to bring AIML to our platform. Our competitors are pursuing similar opportunities. These competitors may, as a result of greater resources, branding, or otherwise, adopt and implement AIML faster or more successfully than we do, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations. It is also possible that our investments in AIML do not result in the benefits we anticipate, or enable us to maintain our competitive advantage. For example, we may not accurately anticipate market demand or offer AIML that improves end user experience.

Our future success will also depend in part on our ability to successfully adapt to rapidly changing online media formats and other technologies. If we fail to adapt successfully, we could lose clients or advertising inventory and our business, financial condition, and results of operations could be harmed.

Our results of operations have fluctuated in the past and may do so in the future, which makes our results of operations difficult to predict and could cause our results of operations to fall short of analysts’ and investors’ expectations.

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, the COVID-19 pandemic and geopolitical conflicts such as the Russian-Ukraine military conflict and the Israel-Hamas war, have in the short-run, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of pandemics, military conflicts or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

Our delivery of marketing and media services depends on the continuing operation of our technology infrastructure and systems. Any damage to or failure of our systems could result in interruptions in our ability to deliver offerings quickly and accurately or process visitors’ responses emanating from our various web presences. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if users or clients perceive our systems to be unreliable. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, or other natural disasters, climate change and extreme-weather related events, power loss, terrorist attacks, war, break-ins, hardware or software failures, telecommunications and electrical failures, security breaches, cyber-attacks and other similar security incidents, computer viruses or other attempts to harm our systems, and similar events. If the third-party data centers that we utilize were to experience a major power outage, we would have to rely on their back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage or disruptive event. Furthermore, we do not currently have backup generators at our Foster City, California headquarters. Information systems such as ours may be disrupted by even brief power outages, or by the fluctuations in power resulting from switches to and from back-up generators. This could give rise to obligations to certain of our clients which could have an adverse effect on our results of operations for the period of time in which any disruption of utility services to us occurs.

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

Actions by operating system platform providers or application stores such as Apple or Google may affect our offerings or services or how we collect, use, and share data from end-user devices in connection with our ad campaigns. For example, Apple implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to track user activity across apps or websites or access users’ device advertising identifiers for advertising and advertising measurement purposes, as well as other restrictions. In addition, Google has announced that it will cease support for advertising cookies that permit the tracking of users across sites and applications and instead will introduce new advertising targeting solutions from its Privacy Sandbox. The long-term impact of these and other privacy and regulatory changes remains uncertain and may harm our growth, business, and profitability.

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

As a creator and a distributor of content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by our clients. If we are required to pay damages or expenses in connection with these legal claims, our results of operations and business may be harmed.

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

•
domestic and international economic conditions, geopolitical conflicts such as the Russia-Ukraine military conflict and the resulting economic sanctions and the Israel-Hamas war and the possible expansion of such conflict in the surrounding areas, and public health crises;
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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of December 31, 2023, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also causes the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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
•
changes in foreign political and economic conditions, including as a result of the Russia-Ukraine military conflict or the Israel-Hamas war;
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

We faced, and may continue to face, risks and uncertainties related to the COVID-19 pandemic that could significantly disrupt our operations and have a material adverse impact on our business, financial condition, operating results and cash flows. These risks and uncertainties could pertain to other viruses, pandemics or other such unforeseen and broad-based public health crises.

Our business has been and may continue to be adversely impacted by the effects of COVID-19 and similar public health crises. In addition to negative macroeconomic effects on our business, decreased consumer demand for products offered by our clients, and reduced client budgets, the COVID-19 pandemic and any other related adverse public health developments have caused and may further cause declines in revenue and margin, and disruption to our business may continue or worsen over a prolonged period. The businesses of our clients and third-party media publishers (including strategic partners) have also been negatively affected and may continue to be disrupted by reduced demand, deteriorated consumer creditworthiness, delinquencies, absenteeism, quarantines, economic responses by the U.S. and other governments to limit the human and economic impact of the COVID-19 pandemic (e.g., stimulus payments) and restrictions on employees’ ability to work, office closures and travel or health-related restrictions. In addition, our clients’ businesses may continue to be disrupted in the aftermath of the pandemic if consumers spend less time researching and comparing online, which could represent decreased demand for the online products and services that we market for our clients. Depending on the magnitude and duration of such disruptions and their effect on client spending and/or the availability of quality media from third-party publishers including strategic partners, our business, financial condition, operating results and cash flows could be adversely affected.

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

The following table summarizes the stock repurchase activity that took place in the open market during the second quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares May Yet Be Purchased Under the Share Repurchase Program
October 1, 2023 - October 31, 2023	70,107	$8.84	70,107	$16,796,877
November 1, 2023 - November 30, 2023	—	-	—	16,796,877
December 1, 2023 - December 31, 2023	—	-	—	16,796,877
Total	70,107	$8.84	70,107

(1)
Excludes $0.03 per share broker commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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
Date: February 8, 2024