Form 10-Q
period 2024-03-31
QUINSTREET, INC
filed 2024-05-09
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of common stock outstanding as of May 5, 2024: 55,276,803

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$39,602	$73,677
Accounts receivable, net of allowances and reserves of $3,289 and $3,722 as of March 31, 2024 and June 30, 2023, respectively	99,639	67,748
Prepaid expenses and other assets	7,525	9,779
Total current assets	146,766	151,204
Property and equipment, net	20,633	16,749
Operating lease right-of-use assets	10,923	3,536
Goodwill	125,056	121,141
Other intangible assets, net	40,881	38,700
Other assets, noncurrent	4,992	5,825
Total assets	$349,251	$337,155

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,621	$37,926
Accrued liabilities	58,425	44,010
Deferred revenue	185	9
Other liabilities	9,883	7,875
Total current liabilities	109,114	89,820
Operating lease liabilities, noncurrent	8,260	1,261
Other liabilities, noncurrent	16,913	16,273
Total liabilities	134,287	107,354
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 55,274,801 and 54,192,928 shares issued and outstanding as of March 31, 2024 and June 30, 2023	55	54
Additional paid-in capital	343,424	329,093
Accumulated other comprehensive loss	(268)	(266)
Accumulated deficit	(128,247)	(99,080)
Total stockholders' equity	214,964	229,801
Total liabilities and stockholders' equity	$349,251	$337,155

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net revenue	$168,587	$172,671	$415,193	$450,312
Cost of revenue (1)	154,276	155,633	386,380	412,388
Gross profit	14,311	17,038	28,813	37,924
Operating expenses: (1)
Product development	7,549	7,832	22,457	21,832
Sales and marketing	3,626	3,385	10,076	9,651
General and administrative	8,468	7,230	22,906	21,919
Operating loss	(5,332)	(1,409)	(26,626)	(15,478)
Interest income	49	46	381	65
Interest expense	(293)	(187)	(515)	(626)
Other expense	(2,028)	(12)	(1,961)	(44)
Loss before income taxes	(7,604)	(1,562)	(28,721)	(16,083)
Benefit from (provision for) income taxes	556	1,083	(446)	3,108
Net loss	$(7,048)	$(479)	$(29,167)	$(12,975)
Net loss per share:
Basic	$(0.13)	$(0.01)	$(0.53)	$(0.24)
Diluted	$(0.13)	$(0.01)	$(0.53)	$(0.24)
Weighted-average shares used in computing net loss per share:
Basic	55,065	53,950	54,764	53,668
Diluted	55,065	53,950	54,764	53,668

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,203	$2,006	$6,483	$6,238
Product development	789	695	2,399	2,225
Sales and marketing	794	660	2,157	1,970
General and administrative	2,948	1,947	7,038	5,622

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net loss	$(7,048)	$(479)	$(29,167)	$(12,975)
Other comprehensive loss:
Foreign currency translation adjustment	—	1	(2)	(6)
Total other comprehensive loss	—	1	(2)	(6)
Comprehensive loss	$(7,048)	$(478)	$(29,169)	$(12,981)

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	54,887,538	$55	—	$—	$336,665	$(268)	$(121,199)	$215,253
Issuance of common stock upon exercise of stock options	28,750	—	—	—	186	—	—	186
Release of restricted stock, net of share settlement	181,880	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	176,633	—	—	—	1,409	—	—	1,409
Stock-based compensation expense	—	—	—	—	6,734	—	—	6,734
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,570)	—	—	(1,570)
Net loss	—	—	—	—	—	—	(7,048)	(7,048)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balances at March 31, 2024	55,274,801	$55	—	$—	$343,424	$(268)	$(128,247)	$214,964

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	53,804,545	$54	—	$—	$322,720	$(268)	$(42,710)	$279,796
Issuance of common stock upon exercise of stock options	7,366	—	—	—	43	—	—	43
Release of restricted stock, net of share settlement	161,334	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	140,732	—	—	—	1,363	—	—	1,363
Stock-based compensation expense	—	—	—	—	5,321	—	—	5,321
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,518)	—	—	(1,518)
Net loss	—	—	—	—	—	—	(479)	(479)
Other comprehensive loss	—	—	—	—	—	1	—	1
Balances at March 31, 2023	54,113,977	$54	—	$—	$327,929	$(267)	$(43,189)	$284,527

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2023	54,192,928	$54	—	$—	$329,093	$(266)	$(99,080)	$229,801
Issuance of common stock upon exercise of stock options	193,886	—	—	—	775	—	—	775
Release of restricted stock, net of share settlement	818,211	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	317,394	—	—	—	2,573	—	—	2,573
Stock-based compensation expense	—	—	—	—	18,103	—	—	18,103
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(4,919)	—	—	(4,919)
Repurchase of common stock	—	—	(247,618)	(2,200)	(2,200)	—	—	(4,400)
Retirement of treasury stock	(247,618)	—	247,618	2,200	—	—	—	2,200
Net loss	—	—	—	—	—	—	(29,167)	(29,167)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balances at March 31, 2024	55,274,801	$55	—	$—	$343,424	$(268)	$(128,247)	$214,964

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	53,356,875	$53	—	$—	$316,422	$(261)	$(30,214)	$286,000
Issuance of common stock upon exercise of stock options	91,046	—	—	—	519	—	—	519
Release of restricted stock, net of share settlement	673,054	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	278,646	—	—	—	2,687	—	—	2,687
Stock-based compensation expense	—	—	—	—	16,096	—	—	16,096
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(4,744)	—	—	(4,744)
Repurchase of common stock	—	—	(285,644)	(3,050)	—	—	—	(3,050)
Retirement of treasury stock	(285,644)	—	285,644	3,050	(3,050)	—	—	—
Net loss	—	—	—	—	—	—	(12,975)	(12,975)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Balances at March 31, 2023	54,113,977	$54	—	$—	$327,929	$(267)	$(43,189)	$284,527

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(29,167)	$(12,975)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,276	14,004
Impairment of investment	2,000	-
Provision for sales returns and doubtful accounts receivable	708	898
Stock-based compensation	18,063	16,055
Non-cash lease expense	(559)	(822)
Deferred income taxes	187	(3,260)
Other adjustments, net	(266)	(147)
Changes in assets and liabilities:
Accounts receivable	(32,599)	(25,075)
Prepaid expenses and other assets	2,481	(3,826)
Accounts payable	2,297	(1,562)
Accrued liabilities	14,886	10,920
Deferred revenue	176	(341)
Net cash (used in) provided by operating activities	(4,517)	(6,131)
Cash Flows from Investing Activities
Capital expenditures	(4,173)	(2,038)
Internal software development costs	(8,903)	(8,496)
Acquisitions, net of cash acquired	(4,510)	-
Other investing activities	(1,500)	(120)
Net cash used in investing activities	(19,086)	(10,654)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,296	3,206
Payment of withholding taxes related to release of restricted stock, net of share settlement	(4,920)	(4,744)
Post-closing payments and contingent consideration related to acquisitions	(6,573)	(10,408)
Repurchase of common stock	(2,288)	(4,731)
Net cash used in financing activities	(10,485)	(16,677)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	(14)
Net decrease in cash, cash equivalents and restricted cash	(34,075)	(33,476)
Cash, cash equivalents and restricted cash at beginning of period	73,692	96,453
Cash, cash equivalents and restricted cash at end of period	$39,617	$62,977
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$39,602	$62,962
Restricted cash included in other assets, noncurrent	15	15
Total cash, cash equivalents and restricted cash	$39,617	$62,977
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$294	$166
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,455	1,606
Post-closing payments unpaid at acquisition date (See Note 6)	7,161	-
Contingent consideration unpaid at acquisition date (see Note 6)	2,100	-
Retirement of treasury stock (See Note 11)	(2,200)	(3,050)

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2024 and for the three and nine months ended March 31, 2024 and 2023 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on August 21, 2023. The condensed consolidated balance sheet at June 30, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2024, its condensed consolidated statements of stockholders’ equity, operations and comprehensive loss for the three and nine months ended March 31, 2024 and 2023 and condensed consolidated statements of cash flows for the nine months ended March 31, 2024 and 2023. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to our significant accounting policies as of and for the nine months ended March 31, 2024.

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

The allowance for credit losses on accounts receivable was $1.5 million and $2.1 million as of March 31, 2024 and June 30, 2023. The revenue reserve was $1.8 million and $1.6 million as of March 31, 2024 and June 30, 2023. The total allowance for credit losses and revenue reserve was $3.3 million and $3.7 million as of March 31, 2024 and June 30, 2023.

Concentrations of Credit Risk

The Company had one client that accounted for 15% of net revenue for the three months ended March 31, 2024 and no clients that accounted for more than 10% of net revenue for the nine months ended March 31, 2024. The same client accounted for 25% and 23% of net revenue for the three and nine months ended March 31, 2023. One additional client accounted for 12% of net accounts receivable as of March 31, 2024. No other client accounted for 10% or more of net revenue for the three and nine months ended March 31, 2024 or 2023 and net accounts receivable as of March 31, 2024 or June 30, 2023.

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

Recent Accounting Pronouncements

In October 2021, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The Company adopted the new standard in the first quarter of fiscal year 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning July 1, 2024, and for interim periods beginning July 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning July 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net revenue:
Financial Services	$112,250	$120,219	$255,708	$304,520
Home Services	53,908	50,289	152,636	139,997
Other Revenue	2,429	2,163	6,849	5,795
Total net revenue	$168,587	$172,671	$415,193	$450,312

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	March 31,	June 30,
	2024	2023
Deferred revenue	$185	$9
Client deposits	1,025	1,213
Total	$1,210	$1,222

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the nine months ended March 31, 2024 related to advance consideration received from clients of $11.1 million, offset by revenue recognized of $11.3 million.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net loss	$(7,048)	$(479)	$(29,167)	$(12,975)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net loss per share	55,065	53,950	54,764	53,668
Diluted:
Weighted average shares of common stock used in computing basic net loss per share	55,065	53,950	54,764	53,668
Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Shares issuable related to the ESPP	—	—	—	—
Weighted average shares of common stock used in computing diluted net loss per share	55,065	53,950	54,764	53,668
Net loss per share:
Basic	$(0.13)	$(0.01)	$(0.53)	$(0.24)
Diluted (1)	$(0.13)	$(0.01)	$(0.53)	$(0.24)
Securities excluded from weighted-average shares used in computing diluted net loss per share because the effect would have been anti-dilutive (2)	4,539	4,307	4,543	4,302

(1)
Diluted net loss per share does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net losses incurred during the three and nine months ended March 31, 2024 and 2023. The assumed issuance of any additional shares would be anti-dilutive.
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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2024				June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,191	$—	$—	$2,191	$16,910	$—	$—	$16,910
Total	$2,191	$—	$—	$2,191	$16,910	$—	$—	$16,910
Liabilities:
Post-closing payments related to acquisitions	$—	$18,532	$—	$18,532	$—	$17,498	$—	$17,498
Contingent consideration related to acquisitions	—	—	2,467	2,467	—	—	1,039	1,039
Total	$—	$18,532	$2,467	$20,999	$—	$17,498	$1,039	$18,537

Reported as:
Cash and cash equivalents				$2,191				$16,910
Other Liabilities:
Current				$9,883				$7,875
Noncurrent				11,116				10,662
Total				$20,999				$18,537

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets and are classified as Level 1 within the fair value hierarchy.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the acquisition of Modernize, Inc. (“Modernize”) in fiscal year 2021, two immaterial acquisitions completed in fiscal year 2022, and the acquisitions of BestCompany.com, LLC (“BestCompany”) and Aqua Vida, LLC (“AquaVida”) in fiscal year 2024. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of CloudControlMedia, LLC (“CCM”) and AquaVida. The CCM contingent consideration is based upon revenue targets, and the AquaVida contingent consideration is based upon margin targets. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected gross margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected gross margin, or discount rates would have a material impact on the fair value of the contingent consideration. Changes in the fair value of the contingent consideration are recorded in earnings on the Company’s condensed consolidated statements of operations.

The following table represents the changes in the contingent consideration during the three and nine months ended March 31, 2024 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Balance at the beginning of period	$711	$1,039
Changes in fair value during the period	—	—
Payments made during the period	(344)	(672)
Balance at the end of period	$367	$367

6. Acquisitions

BestCompany

On January 4, 2024, the Company acquired certain assets of BestCompany, a leading performance-based marketing company specializing in purchasing media traffic data from third party platforms and generating qualified inquiries from such data, to broaden the Company's customer and media relationships in the home services vertical. In exchange for certain assets of BestCompany, the Company paid $2.5 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over two years, with the first installment payable twelve months following the date of closing. The purchase consideration also includes an incremental $1.0 million to BestCompany in the form of a two-year convertible promissory note.

The following table summarizes the consideration as of the acquisition date (in thousands):

Estimated Fair Value
Cash	$2,510
Post-closing payments, net of imputed interest of $325	3,696
Promissory note adjustment	158
Total	$6,364

The Company evaluated the set of activities and assets acquired and concluded that it did not meet the definition of a business because the acquired set did not include a substantive process. Therefore, the acquisition was accounted for as an asset acquisition and the total purchase price was allocated to the acquired assets. The results of the acquired assets have been included in the Company's results of operations since the acquisition date. The Company measured assets acquired using a cost accumulation and allocation model under which cost of the acquisition is allocated to the assets acquired. The fair value of the intangible assets acquired was determined by the Company based on management’s best estimates, and in doing so management engaged a third-party valuation specialist to assist with the measurement. The fair value of the shared assets license was determined using the multi-period excess earnings income approach. The fair value of the customer relationships was determined using the distributor method. The fair value of the non-competition agreements was determined using the with and without method. The excess of the purchase price over the aggregate fair value of the identifiable intangible assets acquired was allocated to the individual assets acquired based on their relative fair values. No goodwill is recognized.

The following table summarizes the allocation of the purchase price and estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Shared assets license	$5,228	10 years
Client relationships	682	8 years
Non-competition agreements	454	3 years
Total	$6,364

AquaVida

On March 1, 2024, the Company acquired certain assets of AquaVida, a performance-based marketing company specializing in media generation, to broaden the Company's access to large and meaningful media channels in all verticals. In exchange for the assets of AquaVida, the Company paid $2.0 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over a four-year period, with the first installment payable twelve months following the date of closing. The purchase consideration also includes a contingent consideration based on future media margin results, payable for four years following the date of closing.

The following table summarizes the consideration of the acquisition date (in thousands):

Estimated Fair Value
Cash	$2,000
Post-closing payments, net of imputed interest of $535	3,465
Contingent consideration	2,100
Total	$7,565

The acquisition was accounted for as a business combination. The results of the acquired assets have been included in the Company's results of operations since the acquisition date. The Company allocated the purchase price to identifiable intangible assets acquired based on their estimated fair values. The fair value of the intangible assets acquired was determined by the Company based on management’s best estimates, and in doing so management engaged a third-party valuation specialist to assist with the measurement. The fair value of the existing technology was determined using the multi-period excess earnings income approach. The fair value of the customer relationships was determined using the distributor approach. The fair value of content was determined using the replacement cost method. The fair value of the non-competition agreement was determined using with and without method. The excess of the purchase price over the aggregate fair value of the identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is deductible for tax purposes.

The following table summarizes the allocation of the purchase price and estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Existing technology	$1,900	5 years
Client relationships	1,200	8 years
Content	50	1 year
Non-competition agreement	500	4 years
Goodwill	3,915	Indefinite
Total	$7,565

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

7. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2024 were as follows (in thousands):

Goodwill
Balance as of June 30, 2023	$121,141
Goodwill acquired (1)	3,915
Balance as of March 31, 2024	$125,056

(1)
Represents goodwill acquired associated with the acquisition of AquaVida completed in the third quarter of fiscal year 2024. See Note 6, Acquisitions, for more information.

There were no impairments to goodwill during the nine months ended March 31, 2024.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2024			June 30, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$93,511	$(66,832)	$26,679	$91,629	$(61,025)	$30,604
Content	43,106	(43,056)	50	43,056	(43,056)	—
Website/trade/domain names	25,422	(19,909)	5,514	25,422	(19,451)	5,971
Acquired technology and others	43,016	(34,377)	8,638	34,934	(32,809)	2,125
Total	$205,055	$(164,174)	$40,881	$195,041	$(156,341)	$38,700

Amortization of intangible assets was $2.7 million and $7.8 million for the three and nine months ended March 31, 2024, and $2.8 million and $8.5 million for the three and nine months ended March 31, 2023.

Future amortization expense for the Company’s intangible assets as of March 31, 2024 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2024 (remaining three months)	$2,893
2025	9,580
2026	6,934
2027	5,882
2028	5,259
Thereafter	10,333
Total	$40,881

8. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $0.6 million and provision for income taxes of $0.4 million for the three and nine months ended March 31, 2024, and a benefit from income taxes of $1.1 million and $3.1 million for the three and nine months ended March 31, 2023. The tax benefit for the third quarter of 2024 was primarily related to the foreign operations and the tax amortization of goodwill. The tax benefit in the third quarter of 2023 was related to losses of the Company and the foreign operations.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of March 31, 2024, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

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

The components of lease expense for the three and nine months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating lease expense	$1,088	$1,156	$3,228	$3,595
Short-term lease expense	175	155	530	484
Variable lease expense (1)	105	159	525	465
Total lease expense	$1,368	$1,470	$4,283	$4,544

(1)
Variable lease expense for the three and nine months ended March 31, 2024 and 2023 primarily included common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Nine Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,117	$4,403

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$10,563	$—

Weighted average remaining lease term - operating leases	4.3	1.5 years
Weighted average discount rate - operating leases	6.9%	5.2%

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

Maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remaining three months)	$997
2025	3,356
2026	2,708
2027	2,572
2028	2,714
Thereafter	1,666
Total minimum lease payments	$14,013
Less imputed interest	(2,606)
Present value of net minimum lease payments	$11,407
Operating lease liabilities:
Current	$3,147
Noncurrent	8,260
Total	$11,407

10. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2024 and June 30, 2023.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2024 and June 30, 2023.

Letters of Credit

The Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless canceled by the financial institution within 30 days of the annual expiration date.

11. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. During the nine months ended March 31, 2024, the Company repurchased and retired 247,618 shares of its common stock at an average price of $8.85 per share, at a total cost of $2.2 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of March 31, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

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

As of March 31, 2024, 23,125,612 shares were reserved and 9,435,257 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 1,923,706 shares were available for issuance under the Directors’ Plan.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted-average Black-Scholes model assumptions for the three and nine months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Expected term (in years)	3.5	3.5	3.5	3.5
Expected volatility	50%	54%	53%	55%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.1%	3.9%	4.5%	3.7%
Grant date fair value	$6.09	$7.28	$4.85	$6.11

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

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). During the nine months ended March 31, 2024, 596,040 shares of common stock were purchased under the 2021 ESPP. As of March 31, 2024, 1,568,959 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of March 31, 2024 were $0.4 million, and are included within accrued liabilities on the Company’s condensed consolidated balance sheet. Payroll contributions accrued as of March 31, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on August 24, 2024.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	48% - 58%	50% - 55%	48% - 64%	48% - 57%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.5% - 5.5%	4.5% - 5.0%	0.3% - 5.5%	2.9% - 5.0%
Grant date fair value	$2.97 - $6.73	$5.40 - $8.11	$2.97 - $8.11	$3.77 - $8.11

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net revenue:
United States	$167,222	$170,050	$410,949	$442,755
International	1,365	2,621	4,244	7,557
Total net revenue	$168,587	$172,671	$415,193	$450,312

	March 31,	June 30,
	2024	2023
Property and equipment, net:
United States	$20,391	$16,475
International	242	274
Total property and equipment, net	$20,633	$16,749

	March 31,	June 30,
	2024	2023
Other intangible assets, net:
United States	$40,881	$38,700
International	—	—
Total other intangible assets, net	$40,881	$38,700

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and in other documents we file from time to time with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our financial services client vertical represented 67% and 62% of net revenue for the three and nine months ended March 31, 2024 and 70% and 68% of net revenue for the three and nine months ended March 31, 2023. Our home services client vertical represented 32% and 37% of net revenue for the three and nine months ended March 31, 2024 and 29% and 31% of net revenue for the three and nine months ended March 31, 2023. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for both three and nine months ended March 31, 2024 and 2023. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 15% of our net revenue for the three months ended March 31, 2024 and no clients accounted for more than 10% of net revenue for the nine months ended March 31, 2024. The same client accounted for 25% and 23% of net revenue for the three and nine months ended March 31, 2023. No other client accounted for 10% or more of our net revenue for the three and nine months ended March 31, 2024 or 2023.

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

Acquisitions

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions in the past, including the acquisitions of BestCompany and AquaVida completed in fiscal year 2024, the acquisitions of Modernize, Mayo Labs and FCE completed in fiscal year 2021, and the acquisitions of AmOne Corp. (“AmOne”), CloudControlMedia, LLC (“CCM”) and MyBankTracker.com, LLC (“MBT”) completed in fiscal year 2019.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of March 31, 2024; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other expense and income includes impairment of investment, gains and losses on foreign currency exchange, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$168,587	100.0%	$172,671	100.0%	$415,193	100.0%	$450,312	100.0%
Cost of revenue (1)	154,276	91.5	155,633	90.1	386,380	93.1	412,388	91.6
Gross profit	14,311	8.5	17,038	9.9	28,813	6.9	37,924	8.4
Operating expenses: (1)
Product development	7,549	4.5	7,832	4.5	22,457	5.4	21,832	4.8
Sales and marketing	3,626	2.2	3,385	2.0	10,076	2.4	9,651	2.1
General and administrative	8,468	5.0	7,230	4.2	22,906	5.5	21,919	4.9
Operating loss	(5,332)	(3.2)	(1,409)	(0.8)	(26,626)	(6.4)	(15,478)	(3.4)
Interest income	49	—	46	—	381	0.1	65	—
Interest expense	(293)	(0.2)	(187)	(0.1)	(515)	(0.1)	(626)	(0.2)
Other expense	(2,028)	(1.2)	(12)	—	(1,961)	(0.5)	(44)	—
Loss before income taxes	(7,604)	(4.6)	(1,562)	(0.9)	(28,721)	(6.9)	(16,083)	(3.6)
Benefit from (provision for) income taxes	556	0.3	1,083	0.6	(446)	(0.1)	3,108	0.7
Net loss	$(7,048)	(4.3)%	$(479)	(0.3)%	$(29,167)	(7.0)%	$(12,975)	(2.9)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,203	1.3%	$2,006	1.2%	$6,483	1.6%	$6,238	1.4%
Product development	789	0.5	695	0.4	2,399	0.6	2,225	0.5
Sales and marketing	794	0.5	660	0.4	2,157	0.5	1,970	0.4
General and administrative	2,948	1.7	1,947	1.1	7,038	1.7	5,622	1.2

Gross Profit

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2024	2023	2024	2023	% Change	% Change
	(In thousands)
Net revenue	$168,587	$172,671	$415,193	$450,312	(2%)	(8%)
Cost of revenue	154,276	155,633	386,380	412,388	(1%)	(6%)
Gross profit	$14,311	$17,038	$28,813	$37,924	(16%)	(24%)

Net Revenue

Net revenue decreased by $4.1 million, or 2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Revenue from our financial services client vertical decreased by $8.0 million, or 7%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by inflation and higher costs to repair and replace vehicles. Revenue from our home services client vertical increased by $3.6 million, or 7%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $2.4 million of revenue for the three months ended March 31, 2024, as compared to $2.2 million of revenue for the three months ended March 31, 2023.

Net revenue decreased by $35.1 million, or 8%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. Revenue from our financial services client vertical decreased by $48.8 million, or 16%, primarily due to a decrease in revenue in our insurance business associated with decreased spending by certain insurance carriers to address profitability concerns caused by inflation and higher costs to repair and replace vehicles. This was partially offset by an increase in other financial services businesses due to increased media and client budgets. Revenue from our home services client vertical increased by $12.6 million, or 9%, primarily due to increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $6.8 million of revenue for the nine months ended March 31, 2024, as compared to $5.8 million of revenue for the nine months ended March 31, 2023.

Cost of Revenue and Gross Profit Margin

Cost of revenue decreased by $1.4 million, or 1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by decreased media and marketing costs of $3.8 million, offset by increased personnel costs of $1.0 million, and increased depreciation expense of $1.1 million. The decrease in media and marketing costs was primarily associated with lower revenue volumes. The increase in personnel costs were mainly attributable to higher headcount and increased stock-based compensation expense. The increase in depreciation expense was primarily due to an increase in capital expenditures. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 8% and 10% for the three months ended March 31, 2024 and 2023. The decrease in gross profit margin was attributable to increased compensation cost and depreciation as a percentage of revenue, partially offset by a decrease in media and marketing costs as a percentage of revenue.

Cost of revenue decreased by $26.0 million, or 6%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. This was primarily driven by decreased media and marketing costs of $37.3 million, offset by increased personnel costs of $7.0 million, and increased depreciation expense of $3.0 million. The decrease in media and marketing costs was primarily associated with lower revenue volumes. The increase in personnel costs were due to higher headcount and increased stock-based compensation expense. The increase in depreciation expense was primarily due to higher internal software development costs and capital expenditures. Gross profit margin was 7% and 8% for the nine months ended March 31, 2024 and 2023. The decrease in gross profit margin was primarily attributable to increased compensation cost and depreciation as a percentage of revenue, partially offset by a decrease in media and marketing costs as a percentage of revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2024	2023	2024	2023	% Change	% Change
	(In thousands)
Product development	$7,549	$7,832	$22,457	$21,832	(4%)	3%
Sales and marketing	3,626	3,385	10,076	9,651	7%	4%
General and administrative	8,468	7,230	22,906	21,919	17%	5%
Operating expenses	$19,643	$18,447	$55,439	$53,402	6%	4%

Product Development Expenses

Product development expenses remained substantially flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Product development expenses increased by $0.6 million, or 3%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to increased personnel costs of $1.3 million as a result of higher headcount and increased stock-based compensation expense, partially offset by a decrease in professional services and facilities fees of $0.7 million.

Sales and Marketing Expenses

Sales and marketing expenses remained substantially flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Sales and marketing expenses increased by $0.4 million, or 4%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to increased personnel costs as a result of higher headcount and increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 17%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increased stock-based compensation expense of $1.0 million as a result of an increase in the share price.

General and administrative expenses increased by $1.0 million, or 5%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to increased stock-based compensation expense as a result of an increase in the share price.

Benefit from (Provision for) Income Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(In thousands)
Benefit from (provision for) income taxes	$556	$1,083	$(446)	$3,108

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of March 31, 2024, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

The Company recorded a benefit from income taxes of $0.6 million and a provision for income taxes of $0.4 million for the three and nine months ended March 31, 2024 and a benefit of $1.1 million and $3.1 million for the three and nine months ended March 31, 2023. Given the recording of the valuation allowance against deferred tax assets in the fourth quarter of 2023, the Company no longer records a benefit for the losses generated in the United States. The tax benefit for the third quarter of 2024 was primarily related to the foreign operations and the tax amortization of goodwill. The tax benefit in the third quarter of 2023 was related to losses of the Company and the foreign operations.

Liquidity and Capital Resources

As of March 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $39.6 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors canceled our prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. We repurchased and retired 177,511 shares and 70,107 shares of our common stock at an average price of $8.86 per share and $8.84 per share, at a total cost of $1.6 million and $0.6 million (including a broker commission of $0.03 per share) in the first and second quarter of fiscal year 2024. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. There were no repurchases made during the three months ended March 31, 2024. As of March 31, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2024	2023
	(In thousands)
Net cash (used in) provided by operating activities	$(4,517)	$(6,131)
Net cash used in investing activities	(19,086)	(10,654)
Net cash used in financing activities	(10,485)	(16,677)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, impairment of investment, benefit from or provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, and changes in working capital components.

Cash used in operating activities was $4.5 million for the nine months ended March 31, 2024, compared to cash provided by operating activities of $6.1 million for the nine months ended March 31, 2023.

Cash used in operating activities for the nine months ended March 31, 2024 consisted of a net loss of $29.2 million, offset by non-cash adjustments of $37.4 million, and a net decrease in cash from changes in working capital of $12.8 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $18.1 million, depreciation and amortization expense of $17.3 million, and impairment of investment of $2.0 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $32.6 million, offset by an increase in accrued liabilities of $14.9 million, a decrease in prepaid expenses and other assets of $2.5 million, and an increase in accounts payable of $2.3 million. The increases in accounts receivable and accrued liabilities and accounts payable were primarily due to higher revenue levels for the two months ended March 31, 2024 as compared to two months ended June 30, 2023, and timing of receipts and payments. The decrease in prepaid expenses and other assets was primarily due to higher amortization expense.

Cash used in operating activities for the nine months ended March 31, 2023 consisted of a net loss of $13.0 million, offset by non-cash adjustments of $26.8 million, and a net decrease in cash from changes in working capital of $19.9 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $16.1 million, depreciation and amortization expense of $14.0 million, and an increase in deferred tax assets of $3.3 million primarily due to benefit from income taxes recorded for the first three quarters of fiscal year 2023. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $25.1 million and an increase in prepaid expenses and other assets of $3.8 million, offset by an increase in accrued liabilities of $10.9 million. The increases in accounts receivable and accrued liabilities were primarily due to higher revenue levels for the two months ended March 31, 2023 as compared to the two months ended June 30, 2022, and the timing of receipts and payments. The increase in prepaid expenses and other assets was primarily due to increased prepayments made to third-party publishers.

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time.

Cash used in investing activities was $19.1 million for the nine months ended March 31, 2024, compared to cash used in investing activities of $10.7 million for the nine months ended March 31, 2023.

Cash used in investing activities in the nine months ended March 31, 2024 was primarily due to internal software development costs of $8.9 million, $4.5 million cash paid at the closing of acquisitions completed in the third quarter of fiscal year 2024, capital expenditures of $4.2 million, and other investing activities of $1.5 million.

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

Cash used in financing activities was $10.5 million for the nine months ended March 31, 2024, compared to cash used in financing activities of $16.7 million for the nine months ended March 31, 2023.

Cash used in financing activities in the nine months ended March 31, 2024 was due to payment of post-closing payments and contingent consideration related to acquisitions of $6.6 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $4.9 million, and repurchases of common stock of $2.3 million, offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $3.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of pandemics and military conflicts;
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

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, search engines, Internet tracking technologies, comparison shopping platforms, direct marketing, data privacy and security, advertising and consumer protection, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future regulation is uncertain. Keeping our business in compliance with existing laws and regulations or bringing our business into compliance with new laws and regulations, therefore, may be costly, affect our revenue and harm our financial results.

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

Changes in regulations, or the regulatory environment, applicable to us or our media sources, third party publishers or clients could also have a material adverse effect on our business. For example, in December 2023, the FCC adopted new rules to further restrict the transmission of text messages. One of these rules has been appealed and is being subjected to judicial review, but generally these new rules are scheduled to take effect over the course of 2024 and early 2025 to further restrict the transmission of text messages. The rules, among other things, amend TCPA consent requirements to prohibit the practice of allowing a single consumer consent to be grounds for multiple entities to deliver automated marketing calls and text messages, thereby requiring consent for such calls and text messages to be secured and provided on a “one-to-one” basis and requiring the consent to be “logically and topically associated” with the interaction that prompted the consent. Further, the new rules allow the FCC to “red flag” certain numbers, requiring mobile carriers to block texts from those numbers. The rules also codify that the national Do-Not-Call list protections apply to text messaging, making it illegal for marketing texts to be sent to numbers on the national Do-Not-Call registry absent an applicable exception. The FCC order adopting the new rules also encourages providers to make email-to-text messages an opt-in service for end users. Except for the “one-to-one” and “logically and topically associated” consent rule and the “red flag” blocking requirements, the new rules took effect on March 26, 2024. The “one-to-one” and “logically and topically associated” consent rule, which has been appealed, is scheduled to take effect on January 27, 2025, absent judicial intervention. The “red flag” blocking requirements are scheduled to take effect on July 24, 2024.

As another example, in February 2024, the FCC adopted new rules governing the ability of call and text message recipients to revoke consent previously given and thereby “opt-out” of receiving future calls and text messages from a sender. These new rules specify when a call or text message recipient’s consent must be considered revoked and create certain presumptions about other forms of consent revocation that a sender of a call or text message can rebut pursuant to a totality of circumstances test administered by the FCC or a court. They also require valid consent revocations to be honored within a reasonable period not to exceed ten business days from receipt of such request. Additionally, when a recipient has consented to several categories of text messages from a sender and opt-out of a text message from that sender, the new rules permit a sender to seek to clarify the scope of the opt-out request through a one-time opt-out confirmation text message. This rule permitting a sender to seek such clarification through a one-time opt-out confirmation text message took effect on April 4, 2024. The effective date for the remaining consent revocation rules has not yet been set.

The rules could have a material adverse impact on our media sources and our clients, especially smaller businesses, as they may not be able to continue to participate in, or may substantially reduce their participation in, the online advertising channel due to increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. Decreased participation in online advertising by our media sources or clients as a result of the rules could have a material adverse impact on our business, results of operation and financial condition, as it may reduce the availability to us of qualified inquiries. Moreover, our business could be materially and adversely affected directly by the FCC’s rules, as we also generate a substantial portion of our revenue from our own operation of websites to generate qualified inquiries. While some of the rules become effective in 2025, recommendations for best practices from associations such as the Cellular Telecommunications Industry Association (“CTIA”) may encourage mobile wireless carriers to require senders of SMS or text messages to comply with the amended rules ahead of the effective date. In addition, wireline and mobile wireless carriers or their service providers could elect to impose additional requirements, including with respect to prerecorded calls and the use of short codes and ten-digit long codes to transmit or receive text messages, which could have the effect of hindering our ability to contact consumers, which could have a material adverse effect on our business. The scope and application of these rules and related industry practices may be subject to changes and uncertainties. The operation of or compliance with the rules and related industry practices may decrease our revenues or increase our costs. In addition, any failure by us or our media sources or clients to comply with such laws and practices may subject us to significant liabilities.

An increased focus by regulatory agencies on the enforcement of certain regulations regarding comparison-shopping could have a material adverse effect on our business. For example, on February 29, 2024, the Consumer Financial Protection Bureau (“CFPB”) published Consumer Financial Protection Circular 2024-01, Preferencing and steering practices by digital intermediaries for consumer financial products or services (the “Circular”). The Circular advised that operators of comparison-shopping websites may violate the prohibition against “abusive” conduct in the Consumer Financial Protection Act (“CFPA”) by steering consumers to certain products or services based on how the site operators are compensated. The Circular also discusses how operators of digital comparison-shopping tools can violate the prohibition on abusive practices by virtue of receiving compensation from financial service providers in exchange for preferential treatment on comparison-shopping sites. The Circular was intended to provide guidance to other law enforcement agencies with authority to enforce the CFPA’s “abusiveness” provisions, most notably state attorneys general. Violations of the abusiveness provisions are subject to civil money penalties and possible conduct prohibitions. In connection with our owned and our third-party publishers’ email campaigns to generate traffic for our clients, we are also subject to various state and federal laws regulating commercial email communications, including the federal CAN-SPAM Act. For example, in 2012, several of our clients were named defendants in a California Anti-Spam lawsuit relating to commercial emails which allegedly originated from us and our third-party publishers. While the matter was ultimately resolved in our clients’ favor, we were nonetheless obligated to indemnify certain of our clients for the fees incurred in the defense of such matter. Further, foreign laws and regulations, such as the Canadian Anti-Spam Law, may also apply to our business activities to the extent we are doing business with or marketing to consumers in foreign jurisdictions. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions and litigation, as well as indemnification obligations with respect to our clients. Any negative outcomes from such regulatory actions or litigation, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operation and reputation.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, pandemics such as the COVID-19 pandemic and geopolitical conflicts such as the Russian-Ukraine military conflict and the Israel-Hamas war, have previously, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of pandemics, military conflicts or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of March 31, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also causes the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

We have entered into, and expect to enter into in the future, various contracts, including contracts with clients, third-party publishers and strategic partners, that subject us to counterparty risks. The ability and willingness of our counterparties to perform their obligations under any contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions including any economic downturn, public health crises, specific industry vertical conditions and the overall financial condition of the counterparty. As a result, clients, third-party publishers or strategic partners may seek to renegotiate the terms of their existing agreements with us, terminate their agreements with us for convenience (where permitted) or avoid performing their obligations under those agreements. Should a counterparty fail to honor its contractual obligations with us or terminate its agreements with us for convenience (where permitted), we could sustain significant losses or write-offs, or we could be involved in costly litigation to defend, enforce and protect our contractual rights, both of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K of the Securities Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: May 9, 2024