Form 10-K
period 2024-06-30
QUINSTREET, INC
filed 2024-08-21
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

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

As of December 31, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the Nasdaq Global Select Market on such date, was $675,599,058. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 12, 2024: 55,976,094

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2024 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

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
•
changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business;
•
banking institution risks;
•
the impact of broad-based pandemics or public health crises;
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
•
increased scrutiny and changing expectations from investors, customers, employees, and others regarding our environmental, social and governance practices;

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

Our proprietary technologies have been developed over the past 25 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

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

Our Business Model

We deliver measurable and cost-effective marketing results to our clients, typically in the form of qualified inquiries such as clicks, leads, calls, applications, or customers. Clicks, leads, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified inquiries in the form of clicks, leads, calls, applications, or customers, as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., funded loans or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver clicks, leads, calls, applications, and customers to our clients, generally we:

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

Clients

In fiscal years 2024 and 2023, we had one client that accounted for 12% and 20% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2024 and 2023. Our top 20 clients accounted for 46% and 52% of net revenue in fiscal years 2024 and 2023. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party media sources, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2024 and 2023, we spent $30.0 million and $28.9 million on product development.

Our data centers are at third-party co-location centers in San Francisco, California and Las Vegas, Nevada. All of the critical components of the system are redundant. We have implemented these backup systems and redundancies to minimize the risk associated with earthquakes, fire, power loss, telecommunications failure, and other events beyond our control.

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

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one client vertical. Examples include LendingTree and MediaAlpha in the financial services client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo!, Microsoft and Facebook.

Government Regulation

We provide services through a number of different online and offline channels. As a result, we are subject to many federal and state laws and regulations, including restrictions on the use of unsolicited commercial email, such as the CAN-SPAM Act and state email marketing laws, and restrictions on the use of marketing activities conducted by telephone, including the Telemarketing Sales Rule and the Telephone Consumer Protection Act (the “TCPA”). Our business is also subject to federal and state laws and regulations regarding unsolicited commercial email, telemarketing, user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others.

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

As of June 30, 2024, we had 899 employees, which consisted of 506 in operations, 291 employees in product development, 58 in sales and marketing and 44 in general and administration. None of our employees are represented by a labor union.

Diversity

We are committed to fostering, cultivating and preserving a culture of diversity and inclusion. We not only embrace diversity but also seek to build a culture that attracts, retains, and develops a diverse set of employees. We have demonstrated this commitment by: (1) adding Diversity as one of our core values, (2) producing our annual gender and race demographic report, and (3) matching employee contributions to approved national associations and organizations ranging from legal advocacy to domestic support. We have also formed a Culture Committee to create inclusive and diverse events.

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
•
A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and if we lose a major client our revenue will decrease and our business and prospects may be harmed.
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
•
We are exposed to data privacy and security risks, particularly given that we gather, transmit, store and otherwise process personal information and implement artificial intelligence technology in certain products. If we fail to maintain adequate safeguards to protect the security, confidentiality and integrity of personal information, including any failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized or accidental access to, or disclosure or use of, confidential or proprietary data (including personal information) in our network systems, including via ransomware attacks, may cause us to incur significant expenses and may negatively affect our reputation and business.
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
•
Our cash and cash equivalents may be exposed to banking institution risk.
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
•
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

We derive all of our revenue from the sale of online marketing and media services, which is still a developing industry that has undergone rapid and dramatic changes in its relatively short history and which is characterized by rapidly-changing online media and advertising technology, evolving industry standards, regulatory uncertainty, and changing visitor and client demands. In addition, our business model and product offerings continue to evolve. We believe that our implementation of our enhanced products and media strategies across our business in a relatively early stage. As a result, we face risks and uncertainties such as but not limited to:

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
•
our dependence on Internet search companies to attract visitors to our owned and operated and our third-party publishers’ websites;
•
our ability to accurately forecast our results of operations and appropriately plan our expenses;
•
our ability to compete in our industry;
•
our ability to manage cybersecurity risks and costs associated with maintaining a robust security infrastructure;
•
our ability to continually optimize our websites for mobile devices;
•
our ability to develop new services, enhancements and features to meet new demands from our clients;
•
our ability to expand the capabilities of our platform including deployment of artificial intelligence features in our products;
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

A reduction in online marketing spend by our clients, a loss of clients or lower advertising yields may seriously harm our business, financial condition and results of operations. In addition, a substantial portion of our revenue is generated from a limited number of clients and if we lose a major client our revenue will decrease and our business and prospects may be harmed.

We rely on clients’ marketing spend on our owned and operated websites and on our network of third-party publisher and strategic partner websites. We have historically derived, and we expect to continue to derive, the majority of our revenue through the delivery of qualified inquiries such as clicks, leads, calls, applications and customers. One component of our platform that we use to generate client interest is our system of monetization tools, which is designed to match content with client offerings in a manner that optimizes revenue yield and end-user experience. Clients will reduce or stop spending their marketing funds on our owned and operated websites or our third-party publisher and strategic partner websites if their investments do not generate marketing results and ultimately users or if we do not deliver advertisements in an appropriate and effective manner. The failure of our yield-optimized monetization technology to effectively match advertisements or client offerings with our content in a manner that results in increased revenue for our clients could have an adverse impact on our ability to maintain or increase our revenue from client marketing spend.

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites or our third-party publisher or strategic partner websites. For example, macroeconomic conditions such as an economic downturn, a recession in the United States or other countries, a public health crises such as the COVID-19 pandemic and geopolitical conflicts such as the Russia-Ukraine military conflict and the Israel-Hamas war have impacted, and may continue to impact, our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decide not to continue to place marketing spend or advertisements on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 12% of our net revenue for fiscal year 2024. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers (including strategic partners). In many instances, third-party publishers can change the media inventory they make available to us whether due to regulatory action affecting specific publishers or to third-party media generally at any time in ways that could impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make its media channel or inventory available to us, decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our financial services client vertical primarily due to volume declines caused by losses of available media from third-party publishers acquired by competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party publishers and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price and quality requirements, in which case our revenue could decline or our operating costs could increase. For more information on our risks related to third-party publishers and search engines, please see the risk factor below titled “We depend upon Internet search companies to direct a significant portion of visitors to our owned and operated and our third-party publishers’ websites. Changes in search engine algorithms have in the past harmed, and may in the future harm, the websites’ placements in both paid and organic search result listings, which may reduce the number of visitors to our owned and operated and our third-party publishers’ websites and as a result, cause our revenue to decline.”

We are exposed to data privacy and security risks, particularly given that we gather, transmit, store and otherwise process personal information and implement artificial intelligence technology in certain products. If we fail to maintain adequate safeguards to protect the security, confidentiality and integrity of personal information, including any failure to develop, implement and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized or accidental access to, or disclosure or use of, confidential or proprietary data (including personal information) in our network systems, including via ransomware attacks, may cause us to incur significant expenses and may negatively affect our reputation and business.

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers is substantial. We gather, transmit, store and otherwise process confidential and proprietary information about our users and marketing and media partners, including personal information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held, managed or otherwise processed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personal information. Complying with these contractual terms and various laws and regulations is expensive and could cause us to incur substantial additional costs or require us to change our business practices in a manner adverse to our business. In addition, cybersecurity incidents, cyber-attacks and other breaches have been occurring globally at a more frequent and severe level, are evolving in nature and will likely continue to increase in frequency and severity in the future. Additionally, some actors are using artificial intelligence technology to launch more automated, targeted and coordinated attacks. Our existing security measures may not be successful in preventing security breaches, cyber-attacks or other similar incidents. As we grow our business, we expect to continue to invest in technology services, hardware and software, such as our QRP product. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to security breaches, cyber-attacks and other similar incidents. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such as electronic or physical computer break-ins, security breaches, attacks, malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or information, fraud, employee error and other disruptions or similar incidents, including those perpetrated by criminals or nation state actors, that could result in, among other things, third parties gaining unauthorized access to our systems and data (including confidential, proprietary and personal information). Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber-attacks from Russia or its allies. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security breach, cyber-attack or other similar incident. In the past, we have experienced security incidents involving access to our databases. Any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any actual or alleged security breach, cyber-attack or other similar incident may result in a misappropriation of our confidential or proprietary information (including personal information) or that of our users, clients and third-party publishers, which could result in legal and financial liability, remediation expense, cancellation of client contracts, regulatory intervention, and harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

We, our third-party publishers’, and our clients’ businesses operate in highly regulated industries, subject to many laws and regulatory requirements, including federal, state, and local laws and regulations regarding unsolicited commercial email, telemarketing, search engines, Internet tracking technologies, comparison shopping platforms, direct marketing, data privacy and security, advertising and consumer protection, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, use of artificial intelligence, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our financial services and other client verticals is also subject to various laws and regulations, and our marketing activities on behalf of our clients are regulated. Many of these laws and regulations are frequently changing and can be subject to vagaries of interpretation and emphasis, and the extent and evolution of future regulation is uncertain. Keeping our business in compliance with existing laws and regulations or bringing our business into compliance with new laws and regulations, therefore, may be costly, affect our revenue and harm our financial results.

For example, regulation in data privacy and security is rapidly evolving in the U.S. and internationally, including laws, rules and regulations applying to the solicitation, collection, retention, deletion, sharing, use and other processing of personal information. At the U.S. federal level, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices (including with respect to data privacy and security). At the state level, we are subject to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”). The CCPA requires covered businesses to, among other things, provide disclosures to California residents about their data collection, use, sharing and processing practices and, with limited business exceptions, the CCPA affords such individuals various rights with respect to their personal information, including to request deletion of personal information collected about them and to opt-out of certain personal information selling and sharing practices. A number of other states such as Oregon, Texas, Virginia, Colorado, Connecticut, and Utah have also enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose strict requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments, and allow for statutory fines for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

Further, foreign laws and regulations such as the European Union General Data Protection Regulation (the “EU GDPR”), and the version thereof implemented into the laws of the United Kingdom (the “UK GDPR”), may apply to our business and marketing activities that are offered to European Union and United Kingdom users. The EU GDPR and UK GDPR include a range of compliance obligations and penalties for non-compliance are significant. Although the substantive requirements of the UK GDPR are largely aligned with those of the EU GDPR, exposing us to burdens and risks comparable to the EU GDPR, that may change over time. Preparing for and complying with existing and new data privacy and security laws and regulations requires significant time and resources to ensure we store, use, share and otherwise process personal information in accordance with applicable laws and regulations. We also are, and in the future may become, subject to various other obligations relating to data privacy and security, including industry standards, external and internal policies, contracts and other obligations. For example, numerous jurisdictions are considering laws and regulations that would impose additional data privacy and other compliance requirements on the use of Artificial Intelligence (“AI”) and could require us to adjust or limit our product offerings in such jurisdictions. Violations or alleged violations of laws and regulations, or any such obligations, by us, our third-party publishers, our clients or our third-party service providers on which we rely to process personal information on our behalf, could result in enforcement actions, litigation, damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, new laws or regulations (including amendments thereof or changes in enforcement of existing laws or regulations applicable to us or our clients) could affect the activities or strategies of us, our clients or our third-party service providers and, therefore, lead to reductions in their level of business with us or otherwise impact our business or our business model.

Additionally, in connection with our owned and our third-party publishers’ telemarketing campaigns to generate traffic for our clients, we are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the federal TCPA, which requires prior express written consent for certain types of telemarketing calls and adherence to “do-not-call” registry requirements which, in part, mandate that callers maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. As currently construed, the TCPA does not distinguish between voice and data, and, as such, text and SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions. For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an artificial or pre-recorded voice or an automatic telephone dialing system and certain calls made to numbers properly registered on the federal “do-not-call” list. The TCPA and other similar state laws are subject to interpretations that may change. We regularly evaluate how this may apply to our business. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions, litigation and statutory damages. The TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (the “FCC”) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, we generate inquiries from users that provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers and cannot guarantee that these third-parties will comply with applicable laws and regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing laws and regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

Changes in regulations, or the regulatory environment, applicable to us or our media sources, third party publishers or clients could also have a material adverse effect on our business. For example, in December 2023, the FCC adopted new rules to further restrict the transmission of text messages. One of these rules has been appealed and is being subjected to judicial review, but generally these new rules are scheduled to take effect over the course of 2024 and early 2025 to further restrict the transmission of text messages. The rules, among other things, amend TCPA consent requirements to prohibit the practice of allowing a single consumer consent to be grounds for multiple entities to deliver automated marketing calls and text messages, thereby requiring consent for such calls and text messages to be secured and provided on a “one-to-one” basis and requiring the consent to be “logically and topically associated” with the interaction that prompted the consent. Further, the new rules allow the FCC to “red flag” certain numbers, requiring mobile carriers to block texts from those numbers. The rules also codify that the national Do-Not-Call list protections apply to text messaging, making it illegal for marketing texts to be sent to numbers on the national Do-Not-Call registry absent an applicable exception. The FCC order adopting the new rules also encourages providers to make email-to-text messages an opt-in service for end users. Except for the “one-to-one” and “logically and topically associated” consent rule and the “red flag” blocking requirements, the new rules took effect on March 26, 2024. The “one-to-one” and “logically and topically associated” consent rule, which has been appealed, is scheduled to take effect on January 27, 2025, absent judicial intervention. The “red flag” blocking requirements requiring mobile wireless providers to block texts from phone numbers on a “reasonable” do-not-originate list is effective on September 3, 2024 and a similar rule which requires mobile wireless providers to block texts from numbers identified by the FCC through its Enforcement Bureau is effective on July 24, 2024.

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

The FCC rules could have a material adverse impact on our media sources and our clients, especially smaller businesses, as they may not be able to continue to participate in, or may substantially reduce their participation in, the online advertising channel due to increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. Decreased participation in online advertising by our media sources or clients as a result of the rules could have a material adverse impact on our business, results of operation and financial condition, as it may reduce the availability to us of qualified inquiries. Moreover, our business could be materially and adversely affected directly by the FCC’s rules, as we also generate a substantial portion of our revenue from our own operation of websites to generate qualified inquiries. While some of the rules become effective in 2025, recommendations for best practices from associations such as the Cellular Telecommunications Industry Association (“CTIA”) may encourage mobile wireless carriers to require senders of SMS or text messages to comply with the amended rules ahead of the applicable effective dates. In addition, wireline and mobile wireless carriers or their service providers could elect to impose additional requirements, including with respect to prerecorded calls and the use of short codes and ten-digit long codes to transmit or receive text messages, which could have the effect of hindering our ability to contact consumers, which could have a material adverse effect on our business. The scope and application of these rules and related industry practices may be subject to changes and uncertainties. The operation of or compliance with the rules and related industry practices may decrease our revenues or increase our costs. In addition, any failure by us or our media sources or clients to comply with such laws and practices may subject us to significant liabilities.

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

The online media and marketing industry is characterized by rapidly changing standards, changing technologies, frequent new or enhanced product and service introductions and changing user and client demands. The introduction of new technologies and services embodying new technologies, including artificial intelligence and machine learning, and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. We continually make enhancements and other modifications to our proprietary technologies as well as our product and service offerings. This includes expansion into new categories (e.g., health insurance). Our product changes may contain design or performance defects that are not readily apparent. Expanded category offerings may experience issues as we launch new products and services. If our proprietary technologies or our new or enhanced products and services fail to achieve their intended purpose or are less effective than the technologies or products and services used by our competitors, our business could be harmed.

In particular, we have incorporated and may continue to incorporate artificial intelligence and machine learning, (“AIML”), solutions into our platform, offerings, services, and features, including those based on large language models, and these applications may become more important to our operations or to our future growth over time. We expect to utilize AIML solutions to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or properly implement or market our AIML solutions. Our competitors and other third parties may incorporate AIML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AIML may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Regulatory uncertainty, including the lack of comprehensive federal legislation, a patchwork of existing and proposed frameworks, and emerging regulatory initiatives, may expose us to compliance challenges and uncertainties. Our failure to adapt to these changes could result in legal and reputational consequences including being required to adjust or limit our use of AI in certain jurisdictions to comply with new and evolving AI laws and regulations. Additionally, the use of AIML applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AIML applications could adversely affect our reputation and results of operations. AIML also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm.

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
•
changes in search engine algorithms that affect our owned and operated and our third-party publishers’ websites’ ability to attract and retain visitors; and
•
regulatory and legislative changes, including economic sanctions imposed on governments or other third parties in regions in which we, our third-party publishers or our clients operate, or their interpretation or emphasis, in our and our clients’ industries.

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

Visitor traffic to our online platforms in our personal loan, home services and banking client verticals may change as interest rates change. A decrease in interest rates may lead to more consumers looking to lower their borrowing costs. These consumers may visit our websites, websites within or outside our publisher network, or our clients’ websites. To the extent consumers visit websites outside of our network, our personal loan, home services and banking client verticals may be adversely impacted. A decrease in interest rates may also reduce consumer demand for banking products. Interest rate increases may decrease demand for personal loan and related products but may not increase demand for banking products. Federal Reserve Board actions, regulations restricting the amount of interest and fees that may be charged to consumers, increased borrower default levels, tightening or uncertainty with respect to underwriting standards, and general market conditions affecting access to credit could also cause significant fluctuations in consumer behavior, as well as volatility in client spending and demand for media, each of which could have a material and adverse effect on our business.

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

We generate a significant portion of our web visitors from online media that we source directly from our third-party publishers’ and strategic partners’ owned and operated websites, as well as indirectly from the affiliates of our third-party publishers and strategic partners. We also rely on third-party call centers and email marketers. Some of these third-parties, strategic partners, vendors and their respective affiliates are authorized to use our clients’ brands including to gather, transmit, store or otherwise process our clients’ data in certain instances. Any activity by third-party publishers, strategic partners, vendors or their respective affiliates which violates the marketing guidelines of our clients or that clients view as potentially damaging to their brands (e.g., search engine bidding on client trademarks), whether or not permitted by our contracts with our clients, could harm our relationship with the client and cause the client to terminate its relationship with us, resulting in a loss of revenue. Moreover, because we do not have a direct contractual relationship with the affiliates of our third-party publishers and strategic partners, we may not be able to monitor the compliance activity of such affiliates. If we are unable to cause our third-party publishers and strategic partners to monitor and enforce our clients’ contractual restrictions on such affiliates, our clients may terminate their relationships with us or decrease their marketing budgets with us. In addition, we may also face liability for any failure of our third-party publishers, strategic partners, vendors or their respective affiliates to comply with regulatory requirements, as further described in the risk factor beginning, “Negative changes in the economic conditions and the regulatory environment have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.”

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired Aqua Vida, LLC (“AquaVida”) in fiscal year 2024, Modernize, Inc. (“Modernize”), Mayo Labs, LLC (“Mayo Labs”) and FC Ecosystem, LLC (“FCE”) in fiscal year 2021, and AmOne Corp. (“AmOne”), CCM and MyBankTracker.com, LLC (“MBT”) in fiscal year 2019. Furthermore, we divested our education client vertical in fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”) and VEMM, LLC (“VEMM”) along with its interests in EDB, and our mortgage client vertical in the second half of fiscal year 2020.

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

Our acquisitions or investments could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our acquisition agreement with AquaVida, the purchase consideration included $4.0 million in post-closing payments and an estimated fair value of contingent consideration of $2.1 million. Under our acquisition agreement with CCM, the purchase consideration included $7.5 million in post-closing payments and an estimated fair value of contingent consideration of $3.6 million. Under our acquisition agreement with Modernize, the purchase consideration included $27.5 million in post-closing payments. Also, the anticipated benefit of many of our strategic transactions, including anticipated synergies, may not materialize. Employee retention may be adversely impacted as the result of acquisitions, and our ability to manage across multiple remote locations and business cultures could adversely affect the realization of anticipated benefits. In connection with a disposition of assets or a business, we may also agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

In addition to other factors that cause our results of operations to fluctuate, results are also subject to significant seasonal fluctuation. In particular, our quarters ending December 31 (our second fiscal quarter) are typically characterized by seasonal weakness. During that quarter, there is generally lower availability of media during the holiday period on a cost-effective basis and some of our clients have lower budgets. In our quarters ending March 31 (our third fiscal quarter), this trend generally reverses with better media availability and often new budgets at the beginning of the year for our clients with fiscal years ending December 31. Moreover, our personal loans, home services and banking clients’ businesses are subject to seasonality. For example, our clients that offer home services products are historically subject to seasonal trends. Other factors affecting our clients’ businesses include macro factors such as credit availability, the strength of the economy and employment. Any of the foregoing seasonal or cyclical trends, or the combination of them, may negatively impact our quarterly revenue and results of operations.

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

Increased scrutiny and changing expectations from investors, customers, employees, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”), practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our brand and reputation may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible stakeholders may not be satisfied with our ESG reporting, ESG practices or speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices, including resources required to comply with any final SEC rulemaking related to climate disclosures, the proposed rule for which was published by the SEC on March 21, 2022. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, access to capital and employee retention.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and in April 2022 authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of June 30, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

In fiscal years 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no material weaknesses were identified in our internal control over financial reporting as of June 30, 2024, we cannot assure you that we will not in the future identify material weaknesses. In addition, the standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to discover material weaknesses in our internal controls or maintain effective internal controls over financial reporting, our business and reputation may be harmed and our stock price may decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company’s cybersecurity program is part of its overall risk management framework. The cybersecurity risk program includes a risk-based approach to identifying, assessing, and addressing cybersecurity threats that could impact our data, our networks, or the information provided to us by consumers and counterparties.

1.
Cybersecurity Risk Management Program – The Company’s cybersecurity risk management program includes the following activities:
•
Regular Security Committee meetings where the head of Information Security briefs the Security Committee on cybersecurity threats and responses, strategies and initiatives relating to cybersecurity, and roadmaps for improving the Company’s cybersecurity.
•
Training employees on cybersecurity upon hire, and at least annually, with more detailed training provided to those employees that have greater access to data and systems.
•
Over two dozen Information Security policies that focus on specific aspects of our cybersecurity risk management (e.g., Vendor Management).

The Company’s Information Security team is responsible for the Company’s cybersecurity risk management program. Their Information Security policies contain processes and templates which are intended to set standards, assign specific roles and responsibilities with respect to our information security environment, and categorize threats and map them to responses as required by law and contract.

2.
Third Party Support – In addition to the internal tests and recurring audits our Information Security team performs on our systems, the Company also engages external consultants and auditors.  For example, the Company engages third party auditors to obtain SOC 2 Type II Certification. Furthermore, the Company regularly works with third party consultants to perform penetration tests. These third-party engagements supplement internal tests and audits as detailed in our Information Security policies.
3.
Training and Screening of Employees – The Company provides all Information Security policies to new hires. In addition, new hires are required to complete security awareness training which contains cybersecurity principles. Employees must also complete annual security awareness training, with additional and dedicated cybersecurity training for employees with access to more data and systems. As a part of hiring employees and contractors, background checks are performed that involve varying levels of depth depending on the employee’s or contractor’s level of data and system access.
4.
Third Party and Vendor Management – The Company’s Information Security team has established policies and processes to identify and oversee cybersecurity risks associated with using third party service providers and vendors. These include the following elements:
•
Access Control: The principle of least privilege is applied to manage user’s access of Company’s resources. User access is reviewed at least quarterly.
•
Vendor Management: One of the Company’s Information Security policies is its Vendor Management Policy. This policy includes conditions for vendor evaluation, how the Company performs its evaluation, and steps for monitoring thereafter.
•
Privacy Impact Assessments: The Company’s employees are trained to submit a Privacy Impact Assessment for review when there may be new access by a third-party to certain data or the Company may share information in a new way. The Privacy Impact Assessment is reviewed by the Information Security team to assess whether the proposed practices are manageable within the Company’s cybersecurity environment.

Impact of Cybersecurity Risks on Business Strategy, Results of Operations or Financial Condition

Substantially all of the Company’s business is conducted online. Accordingly, there is a risk that a cybersecurity incident that impacts our ability to conduct business online (including any loss of confidence by consumers and counterparties in our information security practices or capabilities) could have a material adverse impact on our business strategy, results of operations or financial condition. The Company’s approach to the management and mitigation of cybersecurity risks reflects the online nature of our business. To date, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. As part of the Company’s overall risk mitigation strategy, we maintain cyber liability insurance coverage. Such coverage, however, may not be sufficient to cover us against related claims. For additional information, see “Risks Related to our Business and Industry,” in Item 1A, “Risk Factors” in this Annual Report.

Cybersecurity Governance

Pursuant to the Audit Committee Charter, the Audit Committee reviews management's assessments of, and plans with respect to, the Company’s cybersecurity and other enterprise risks. The Audit Committee typically receives updates from a Security Committee member quarterly with respect to Information Security team activities.

The Company’s Information Security team is responsible for identifying, assessing, and mitigating cybersecurity risks. The Information Security team reports to the head of Information Technology, who reports to the Chief Technical Officer who reports to the Chief Executive Officer. The Information Security team also briefs the Security Committee (which consists of the Chief Technical Officer, CEO, CFO and Chief Legal Officer) regularly about the cyber threat landscape, their plans to mitigate cybersecurity risks and their responses to cybersecurity incidents.

Item 2. Properties

As of June 30, 2024, our corporate headquarters are located at 950 Tower Lane, Suite No. 1200, Foster City, California 94404 and consist of approximately 22,915 square feet of office space under a lease with an expiration date in October 2028. This facility accommodates our engineering, sales, marketing, operations, finance and administrative activities.

We also lease additional facilities to accommodate our engineering, sales, marketing, and operations throughout the United States. Outside of the United States, we lease facilities to accommodate engineering and operations in India and Mexico. We believe that our existing facilities are suitable and adequate for our present purposes.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol QNST. On August 12, 2024, the closing price as reported on the Nasdaq Global Select Market of our common stock was $17.11 per share and we had approximately 38 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There was no stock repurchase activity during the fourth quarter of fiscal year 2024. As of June 30, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

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

The following performance graph shows a comparison from June 30, 2019 through June 30, 2024 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among QuinStreet, Inc., the NASDAQ Composite Index

and the RDG Internet Composite Index

$250
$200
$150
$100
$50
$0
6/19
6/20
6/21
6/22
6/23
6/24
QuinStreet, Inc.
NASDAQ Composite
RDG Internet Composite

*$100 invested on 6/30/19 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2024.

Item 6. [Reserved]

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

We deliver measurable and cost-effective marketing results to our clients, typically in the form of qualified inquiries such as clicks, leads, calls, applications, or customers. Clicks, leads, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified inquiries in the form of clicks, leads, calls, applications, or customers, as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., funded loans or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver clicks, leads, calls, applications, and customers to our clients, generally we:

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

Our financial services client vertical represented 64% and 66% of net revenue in fiscal years 2024 and 2023. Our home services client vertical represented 35% and 33% of net revenue in fiscal years 2024 and 2023. Other revenue, which primarily includes our performance marketing agency and technology services, represented 1% of net revenue in fiscal years 2024 and 2023. We generated the majority of our revenue from sales to clients in the United States.

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

Acquisitions

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions in the past, including the acquisitions of BestCompany and AquaVida completed in fiscal year 2024, two immaterial acquisitions in fiscal year 2022, the acquisitions of Modernize, Mayo Labs and FCE completed in fiscal year 2021, and the acquisitions of AmOne, CCM, and MBT completed in fiscal year 2019. For detailed information regarding our acquisitions, refer to Note 6, Acquisitions to our consolidated financial statements.

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

An example of a regulatory change that may affect our business is the amendment of the TCPA that affects telemarketing and the consent requirements for certain types of telemarketing calls and automated messaging. The scope and interpretation of the laws that are or may be applicable to the automated delivery of voice and text messages are continuously evolving and developing. Our clients may make business decisions based on their own experiences with the TCPA regardless of our products and compliance practices. Those decisions may negatively affect our revenue and profitability.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of June 30, 2024; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other (expense) income, net includes impairment charge for investment in equity securities, gains and losses on foreign currency exchange, and other non-operating items.

(Provision for) Benefit from Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

A discussion regarding our results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our results of operations for fiscal year 2023 compared to fiscal year 2022 can be found under the heading Results of Operation in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for fiscal year 2023, filed with the SEC on August 21, 2023, which is available on the SEC’s website at www.sec.gov.

The following table presents our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2024		2023		2022
	(In thousands, except percentages)
Net revenue	$613,514	100.0%	$580,624	100.0%	$582,099	100.0%
Cost of revenue (1)	567,268	92.5	532,101	91.6	528,368	90.8
Gross profit	46,246	7.5	48,523	8.4	53,731	9.2
Operating expenses: (1)
Product development	30,045	4.9	28,893	5.0	21,906	3.7
Sales and marketing	13,607	2.2	12,542	2.2	11,042	1.9
General and administrative	30,659	5.0	27,904	4.8	25,501	4.4
Operating loss	(28,065)	(4.6)	(20,816)	(3.6)	(4,718)	(0.8)
Interest income	408	0.1	296	0.1	10	—
Interest expense	(680)	(0.1)	(790)	(0.2)	(1,075)	(0.2)
Other (expense) income, net	(2,059)	(0.3)	(52)	—	21	—
Loss before income taxes	(30,396)	(4.9)	(21,362)	(3.7)	(5,762)	(1.0)
(Provision for) benefit from income taxes	(935)	(0.2)	(47,504)	(8.2)	514	0.1
Net loss	$(31,331)	(5.1)%	$(68,866)	(11.9)%	$(5,248)	(0.9)%

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$8,409	1.4%	$7,923	1.4%	$7,475	1.3%
Product development	3,147	0.5	2,880	0.5	2,575	0.4
Sales and marketing	2,968	0.5	2,298	0.4	2,378	0.4
General and administrative	9,177	1.5	5,685	1.0	6,078	1.0

Gross Profit

	Fiscal Year Ended June 30,			2024 - 2023	2023 - 2022
	2024	2023	2022	% Change	% Change
	(In thousands)
Net revenue	$613,514	$580,624	$582,099	6%	—%
Cost of revenue	567,268	532,101	528,368	7%	1%
Gross profit	$46,246	$48,523	$53,731	(5%)	(10%)

Gross profit %	8%	8%	9%

Net Revenue

Net revenue increased by $32.9 million, or 6%, in fiscal year 2024 compared to fiscal year 2023. Revenue from our financial services client vertical increased by $12.9 million, or 3%, due to an increase in revenue in our credit cards, personal loans and banking businesses due to increased media and client budgets. This was partially offset by a decrease in revenue in our insurance business associated with decreased spending by insurance carriers to address profitability concerns caused by inflation and higher costs to repair and replace vehicles. Revenue from our home services client vertical increased by $18.8 million, or 10%, primarily as a result of increased client budgets and successful execution of our growth initiatives. Other revenue increased by $1.2 million, or 16%, which primarily includes performance marketing agency and technology services.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $35.2 million, or 7%, in fiscal year 2024 compared to fiscal year 2023. This was primarily driven by increased media and marketing costs of $20.8 million due to higher revenue volumes. Personnel costs increased by $8.3 million mainly due to higher average headcount and higher incentive compensation due to revenue growth, and increased stock-based compensation expense. Depreciation and amortization expense increased by $4.6 million mainly due to additional capitalization of internally developed software. Other costs including facilities, equipment and supplies increased by $1.3 million primarily due to increases in software license fees and maintenance contracts.

Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, remained relatively flat at 8% in fiscal years 2024 and 2023. Our gross profit was $46.2 million for fiscal year 2024 compared to $48.5 million for fiscal year 2023, a decrease of $2.3 million, or 5%, primarily driven by higher personnel costs as a percentage of revenue to support our continued efforts to invest in long-term growth initiatives and capabilities.

Operating Expenses

	Fiscal Year Ended June 30,			2024 - 2023	2023 - 2022
	2024	2023	2022	% Change	% Change
	(In thousands)
Product development	$30,045	$28,893	$21,906	4%	32%
Sales and marketing	13,607	12,542	11,042	8%	14%
General and administrative	30,659	27,904	25,501	10%	9%
Operating expenses	$74,311	$69,339	$58,449	7%	19%

Product Development Expenses

Product development expenses increased by $1.2 million, or 4%, in fiscal year 2024 compared to fiscal year 2023. This was primarily due to increased personnel costs of $1.7 million as a result of higher headcount and increased stock-based compensation, partially offset by decreased professional services costs of $0.6 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.1 million, or 8%, in fiscal year 2024 compared to fiscal year 2023. This was primarily due to increased personnel costs as a result of higher headcount and increased stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million, or 10%, in fiscal year 2024 compared to fiscal year 2023. This was primarily due to higher stock-based compensation by $3.5 million as a result of not achieving the conditions for performance-based restricted stock in fiscal year 2023 and higher other expenses by $1.2 million primarily due to changes in business and sales tax reserves, partially offset by lower bad debt expense of $2.0 million.

Interest and Other (Expense) Income, Net

	Fiscal Year Ended June 30,			2024 - 2023	2023 - 2022
	2024	2023	2022	% Change	% Change
	(In thousands)
Interest income	$408	$296	$10	38%	2860%
Interest expense	(680)	(790)	(1,075)	(14%)	(27%)
Other (expense) income, net	(2,059)	(52)	21	3860%	(348%)
Interest and other expense, net	$(2,331)	$(546)	$(1,044)	327%	(48%)

Interest income relates to interest earned on our cash and cash equivalents. Interest expense relates to imputed interest on post-closing payments related to our acquisitions. Interest expense decreased by $0.1 million, or 14%, in fiscal year 2024 compared to fiscal year 2023 primarily due to decreased imputed interest on a lower average outstanding balance of the post-closing payments. Other (expense) income, net, increased by $2.0 million, or 3,860% in fiscal year 2024 compared to fiscal year 2023 primarily due impairment charge for investment in equity securities of $2.0 million recorded in third quarter of fiscal year 2024.

(Provision for) Benefit from Income Taxes

	Fiscal Year Ended June 30,
	2024	2023	2022
	(In thousands)
(Provision for) benefit from income taxes	$(935)	$(47,504)	$514
Effective tax rate	(3.1%)	(222.4%)	8.9%

We recorded a provision for income taxes of $0.9 million in fiscal year 2024, primarily as a result of a net expense for deferred federal, state and foreign income taxes of $0.5 million and current state and foreign income taxes of $0.4 million. The net deferred tax expense is related to indefinite lived deferred tax liabilities unable to be offset with deferred tax assets. As a result of continued operating losses, the Company maintained a valuation allowance against its net deferred tax assets.

We recorded a provision for income taxes of $47.5 million in fiscal year 2023, primarily as a result of establishing a valuation allowance against the net deferred tax assets, which resulted in deferred federal and state income taxes of $47.1 million and current state and foreign income taxes of $0.4 million. We evaluated the need for a valuation allowance at year end by considering among other things, the nature, frequency and severity of current and cumulative losses, reversal of taxable temporary differences, tax planning strategies, forecasts of future profitability, and the duration of statutory carryforward periods. Based upon this analysis, we determined that the significant negative evidence associated with cumulative losses in recent periods and current results outweighed the positive evidence as of June 30, 2023 and accordingly, the near-term realization of certain of these assets was deemed not more likely than not. We recorded a one-time non-cash charge to income tax expense of $52.4 million to establish a valuation allowance against its net deferred tax assets in the fourth quarter of fiscal year 2023.

Our effective tax rate was (3.1%), (222.4%) and 8.9% in fiscal years 2024, 2023 and 2022. The increase in our effective tax rate for fiscal year 2024 compared to fiscal year 2023 was primarily due to the one-time charge related to the recognition of valuation allowance in fiscal year 2023.

Adjusted EBITDA

	Fiscal Year Ended June 30,
	2024	2023	2022
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$20,365	$16,690	$31,030

(1)
We define adjusted EBITDA as net income (loss) less depreciation and amortization expense, stock-based compensation expense, interest and other expense, net, provision for (benefit from) income taxes, restructuring costs, acquisition costs, litigation settlement expense, tax settlement expense, and contingent consideration adjustment.

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

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), non-recurring charges and certain other items that we do not believe are indicative of our core operating activities (such as acquisition related expense, contingent consideration adjustment, litigation settlement expense, tax settlement expense, restructuring costs, and other expense, net) and the non-cash impact of depreciation and amortization expense and stock-based compensation expense.

In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance, debt-service capabilities and as a metric for analyzing company valuations. Our use of adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under accounting principles generally accepted in the United States of America (“GAAP”). Some of these limitations are:

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

The following table presents a reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(In thousands)
Net loss	$(31,331)	$(68,866)	$(5,248)
Depreciation and amortization	23,957	19,155	16,961
Stock-based compensation expense	23,701	18,786	18,506
Interest and other expense, net	2,331	546	1,044
Provision for (benefit from) income taxes	935	47,504	(514)
Restructuring costs	678	212	138
Acquisition costs	94	102	519
Litigation settlement expense	—	6	34
Tax settlement expense	—	(755)	516
Contingent consideration adjustment	—	—	(926)
Adjusted EBITDA	$20,365	$16,690	$31,030

Liquidity and Capital Resources

As of June 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $50.5 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors canceled our prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. In fiscal year 2024, we repurchased and retired 247,618 shares of our common stock at an average price of $8.85 per share at a total cost of $2.2 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of June 30, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

Cash Flows

A discussion regarding our cash flows for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our cash flows for fiscal year 2023 as compared to fiscal year 2022 can be found under the heading Liquidity and Capital Resources in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for fiscal year 2023, filed with the SEC on August 21, 2023, which is available on the SEC’s website at www.sec.gov.

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(In thousands)
Net cash provided by operating activities	$12,039	$11,838	$28,672
Net cash used in investing activities	(22,735)	(15,125)	(9,225)
Net cash used in financing activities	(12,511)	(19,459)	(33,315)

Net Cash provided by Operating Activities

Cash flows from operating activities are primarily the result of our net (loss) income adjusted for depreciation and amortization, provision for or benefit from sales returns and doubtful accounts receivable, stock-based compensation expense, change in the fair value of contingent consideration, non-cash lease expense, deferred income taxes, impairment of investment in equity securities and changes in working capital components. Cash provided by operating activities was $12.0 million in fiscal year 2024, compared to $11.8 million in fiscal year 2023 and $28.7 million in fiscal year 2022.

Cash provided by operating activities in fiscal year 2024 consisted of a net loss of $31.3 million, adjusted for non-cash adjustments of $50.4 million, and a net decrease in cash from changes in working capital of $7.0 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $23.7 million, depreciation and amortization expense of $24.0 million, and impairment charge for investment in equity securities of $2.0 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $44.9 million, offset by an increase in accounts payable of $10.5 million, an increase in accrued liabilities of $25.4 million, and a decrease in prepaid expenses and other current assets of $3.0 million. The increases in accounts receivable, accrued liabilities and accounts payable were primarily due to higher revenue levels in the two months ended June 30, 2024 as compared same period in prior year, and the timing of receipts and payments. The decrease in prepaid expenses and other current assets was primarily due to decreased prepayments made to third-party publishers and lower amortization expense.

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

Net Cash Used in Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, acquisitions from time to time and investment in equity securities. Cash used in investing activities was $22.7 million in fiscal year 2024, compared to $15.1 million in fiscal year 2023 and $9.2 million in fiscal year 2022.

Cash used in investing activities in fiscal year 2024 was primarily composed of $16.7 million capital expenditures and capitalized internal software development costs, $4.5 million cash payment at the closing of business acquisitions in the third quarter of fiscal year 2024, and $1.5 million of other investing activities. Cash used in investing activities in fiscal year 2023 was primarily composed of $15.0 million capital expenditures and capitalized internal software development costs.

Net Cash Used in Financing Activities

Cash flows from financing activities generally include repurchases of common stock, payment of withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options and issuance of common stock under employee stock purchase plan, and post-closing payments and contingent consideration related to business acquisitions. Cash used in financing activities was $12.5 million in fiscal year 2024, compared to $19.5 million in fiscal year 2023 and $33.3 million in fiscal year 2022.

Cash used in financing activities in fiscal year 2024 was due to payment of post-closing payments and contingent consideration related to acquisitions of $7.0 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $6.7 million, and repurchases of common stock of $2.3 million, offset by proceeds from the issuance of common stock under the employee stock purchase plan and exercise of stock options of $3.5 million.

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

Contractual Obligations

The following table summarizes our payments due under our contractual obligations as of June 30, 2024:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases (1)	$13,921	$3,896	$5,631	$4,185	$209
Post-closing payment related to acquisitions (2)	18,143	8,416	9,727	—	—
Contingent consideration related to acquisitions (2)	2,466	956	1,510	—	—
Total	$34,530	$13,268	$16,868	$4,185	$209
(1)
Represents payments for our operating lease obligations, including short term lease obligations.

We lease various office facilities, including our corporate headquarters in Foster City, California. The terms of certain lease agreements include rent escalation provisions and tenant improvement allowances.

In February 2010, we entered into a lease agreement and into a subsequent lease amendment in April 2018 for our corporate headquarters located at 950 Tower Lane, Foster City, California. In March 2023, the lease agreement was further amended, pursuant to which the corporate headquarters will be relocated to a different floor within the same building upon the expiration of the existing lease. The amended agreement commenced in fiscal year 2024, with a lease term of five years and one option to extend the term of the lease for an additional three years.

(2)
In accordance with the terms of the acquisitions completed in fiscal years 2024, 2022, 2021 and 2019, we are required to make post-closing payments and contingent consideration payments. See Note 6, Acquisitions, to our consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our business acquisitions.

The above table does not include approximately $2.7 million of long-term income tax liabilities as of June 30, 2024 for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in conformity with GAAP. In doing so, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results may differ significantly from these estimates. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.

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

Acquisitions and Business Combinations

In each acquisition transaction, we assess whether the transaction should follow accounting guidance applicable to an asset acquisition or a business combination. This assessment requires an evaluation of whether the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, resulting in an asset acquisition or, if not, resulting in a business combination. An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business.

We account for asset acquisitions using the cost accumulation and allocation model, whereby the costs of acquisition are allocated to the assets acquired on a relative fair value basis in accordance with our accounting policies.

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

In determining the fair value of assets acquired and liabilities assumed in a business combination, we used the income approach to value our most significant acquired assets. Significant assumptions relating to our estimates in the income approach include base revenue, revenue growth rate net of client attrition, projected gross margin, discount rates, projected operating expenses and the future effective income tax rates. The valuations of our acquired businesses have been performed by a third-party valuation specialist under our management’s supervision. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and comprehensive loss and may have a material effect on our financial condition and operating results.

Acquisition related costs in a business combination are not considered part of the consideration, and are expensed as operating expenses as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period until settlement at the end of the assessment period. We include the results of operations of the businesses acquired as of the beginning of the acquisition dates.

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

We perform our annual goodwill impairment test on April 30 and conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, we consider the impact of key factors such as changes in the general economic conditions, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. We had one reporting unit for purposes of allocating and testing goodwill for fiscal year 2024. Based on the results of the qualitative assessment completed as of April 30, 2024, there were no indicators of impairment.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2024, we evaluated our long-lived assets and concluded there were no indicators of impairment.

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

QUINSTREET, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuinStreet, Inc. and its subsidiaries (the “Company”) as of June 30, 2024 and June 30, 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2024 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and June 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. The Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has assessed the services promised in its contracts with clients and has identified one performance obligation, which is a series of distinct services. Depending on the client’s needs, these services consist of a specified or an unlimited number of clicks, leads, calls, applications, or customers to be delivered over a period of time. The Company satisfies these performance obligations over time as the services are provided. The transaction price for any given period is fixed and no estimation of variable consideration is required. The Company does not promise to provide any other significant goods or services to its clients. The Company recorded total net revenue of $614 million for the year ended June 30, 2024.

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

August 21, 2024

We have served as the Company’s auditor since 2000.

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$50,488	$73,677
Accounts receivable, net of allowances and reserves of $2,106 and $3,722 as of June 30, 2024 and 2023	111,786	67,748
Prepaid expenses and other assets	6,813	9,779
Total current assets	169,087	151,204
Property and equipment, net	19,858	16,749
Operating lease right-of-use assets	10,440	3,536
Goodwill	125,056	121,141
Intangible assets, net	38,008	38,700
Other assets, noncurrent	6,097	5,825
Total assets	$368,546	$337,155
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,204	$37,926
Accrued liabilities	68,822	44,019
Other liabilities	9,372	7,875
Total current liabilities	126,398	89,820
Operating lease liabilities, noncurrent	7,879	1,261
Other liabilities, noncurrent	17,444	16,273
Total liabilities	151,721	107,354
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 55,473,439 and 54,192,928 shares issued and outstanding as of June 30, 2024 and 2023	55	54
Additional paid-in capital	347,449	329,093
Accumulated other comprehensive loss	(268)	(266)
Accumulated deficit	(130,411)	(99,080)
Total stockholders' equity	216,825	229,801
Total liabilities and stockholders' equity	$368,546	$337,155

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2024	2023	2022
Net revenue	$613,514	$580,624	$582,099
Cost of revenue (1)	567,268	532,101	528,368
Gross profit	46,246	48,523	53,731
Operating expenses: (1)
Product development	30,045	28,893	21,906
Sales and marketing	13,607	12,542	11,042
General and administrative	30,659	27,904	25,501
Operating loss	(28,065)	(20,816)	(4,718)
Interest income	408	296	10
Interest expense	(680)	(790)	(1,075)
Other (expense) income, net	(2,059)	(52)	21
Loss before income taxes	(30,396)	(21,362)	(5,762)
(Provision for) benefit from income taxes	(935)	(47,504)	514
Net loss	$(31,331)	$(68,866)	$(5,248)

Comprehensive loss:
Net loss	$(31,331)	$(68,866)	$(5,248)
Other comprehensive loss:
Foreign currency translation adjustment	(2)	(5)	(6)
Comprehensive loss	$(31,333)	$(68,871)	$(5,254)

Net loss per share, basic and diluted	$(0.57)	$(1.28)	$(0.10)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	54,917	53,799	54,339

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$8,409	$7,923	$7,475
Product development	3,147	2,880	2,575
Sales and marketing	2,968	2,298	2,378
General and administrative	9,177	5,685	6,078

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2022	53,356,875	$53	—	$—	$316,422	$(261)	$(30,214)	$286,000
Issuance of common stock upon exercise of stock options	109,359	—	—	—	587	—	—	587
Release of restricted stock, net of share settlement	851,241	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	278,646	—	—	—	2,687	—	—	2,687
Stock-based compensation expense	—	—	—	—	18,840	—	—	18,840
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(5,389)	—	—	(5,389)
Repurchase of common stock	—	—	(403,193)	(4,053)	—	—	—	(4,053)
Retirement of treasury stock	(403,193)	—	403,193	4,053	(4,053)	—	—	—
Net loss	—	—	—	—	—	—	(68,866)	(68,866)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Balance at June 30, 2023	54,192,928	$54	—	$—	$329,093	$(266)	$(99,080)	$229,801
Issuance of common stock upon exercise of stock options	217,926	—	—	—	918	—	—	918
Release of restricted stock, net of share settlement	992,809	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	317,394	—	—	—	2,573	—	—	2,573
Stock-based compensation expense	—	—	—	—	23,754	—	—	23,754
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(6,688)	—	—	(6,688)
Repurchase of common stock	—	—	(247,618)	(2,200)	—	—	—	(2,200)
Retirement of treasury stock	(247,618)	—	247,618	2,200	(2,200)	—	—	—
Net loss	—	—	—	—	—	—	(31,331)	(31,331)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balance at June 30, 2024	55,473,439	$55	—	$—	$347,449	$(268)	$(130,411)	$216,825

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2024	2023	2022
Cash Flows from Operating Activities
Net loss	$(31,331)	$(68,866)	$(5,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,957	19,155	16,961
Stock-based compensation	23,701	18,786	18,506
Impairment of investment in equity securities	2,000	—	—
Provision for sales returns and doubtful accounts receivable	896	2,745	581
Deferred income taxes	597	47,214	(791)
Non-cash lease expense	(513)	(1,081)	(1,043)
Change in the fair value of contingent consideration	—	—	(926)
Other adjustments, net	(256)	(149)	482
Changes in assets and liabilities:
Accounts receivable	(44,934)	10,936	5,543
Prepaid expenses and other assets	2,966	(4,802)	3,003
Other assets, noncurrent	(875)	124	(788)
Accounts payable	10,480	(4,770)	(2,885)
Accrued liabilities	25,351	(7,454)	(4,723)
Net cash provided by operating activities	12,039	11,838	28,672
Cash Flows from Investing Activities
Internal software development costs	(11,377)	(11,942)	(4,672)
Capital expenditures	(5,348)	(3,062)	(2,842)
Acquisitions, net of cash acquired	(4,510)	—	(1,797)
Other investing activities	(1,500)	(121)	86
Net cash used in investing activities	(22,735)	(15,125)	(9,225)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,491	3,219	1,854
Payment of withholding taxes related to release of restricted stock, net of share settlement	(6,688)	(5,389)	(7,342)
Post-closing payments and contingent consideration related to acquisitions	(7,026)	(11,643)	(12,559)
Repurchase of common stock	(2,288)	(5,646)	(15,268)
Net cash used in financing activities	(12,511)	(19,459)	(33,315)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	(15)	(12)
Net decrease in cash, cash equivalents and restricted cash	(23,189)	(22,761)	(13,880)
Cash, cash equivalents and restricted cash at beginning of period	73,692	96,453	110,333
Cash, cash equivalents and restricted cash at end of period	$50,503	$73,692	$96,453
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$50,488	$73,677	$96,439
Restricted cash included in other assets, noncurrent	15	15	14
Total cash, cash equivalents and restricted cash	$50,503	$73,692	$96,453
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$470	$372	$396
Supplemental Disclosure of Noncash Investing and Financing Activities
Post-closing payments unpaid at acquisition date (See Note 6)	7,161	—	2,785
Contingent consideration unpaid at acquisition date (See Note 6)	2,100	—	—
Retirement of treasury stock (See Note 12)	(2,200)	(4,053)	(16,950)
Purchases of property and equipment included in accrued liabilities	846	1,228	613

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

Reclassification

Certain amounts in fiscal year 2023 consolidated financial statements have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported totals for assets, liabilities, stockholders’ equity, cash flows or net income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The Company had one client that accounted for 12%, 20% and 17% of net revenue in fiscal years 2024, 2023 and 2022. The Company had two clients that accounted for 13% and 11% of net accounts receivable as of June 30, 2024. No other client accounted for 10% or more of net revenue in fiscal years 2024, 2023 and 2022, or 10% or more of net accounts receivable as of June 30, 2024 and 2023.

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

The following table presents the changes in the Company’s allowance for credit losses for the periods indicated (in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Balance at beginning of the year	$2,092	$120	$120
Write-offs charged against the allowance	(1,277)	—	—
Provision for credit losses	—	1,972	—
Balance at end of the year	$815	$2,092	$120

The revenue reserve was $1.3 million and $1.6 million as of June 30, 2024 and 2023. The total allowance for credit losses and revenue reserve was $2.1 million and $3.7 million as of June 30, 2024 and 2023.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the development of website content are included within cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized internal software development costs of $10.9 million and $12.8 million in fiscal years 2024 and 2023. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations and comprehensive loss.

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

Acquisitions and Business Combinations

In each acquisition transaction, the Company assesses whether the transaction should follow accounting guidance applicable to an asset acquisition or a business combination. This assessment requires an evaluation of whether the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, resulting in an asset acquisition or, if not, resulting in a business combination. An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business.

The Company accounts for asset acquisitions using the cost accumulation and allocation model, whereby the costs of acquisition are allocated to the assets acquired on a relative fair value basis in accordance with the Company’s accounting policies.

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

In determining the fair value of assets acquired and liabilities assumed in a business combination, the Company used the income approach to value its most significant acquired asset. Significant assumptions relating to the Company’s estimates in the income approach include base revenue, revenue growth rate net of client attrition, projected gross margin, discount rates, projected operating expenses and the future effective income tax rates. The valuations of our acquired businesses have been performed by a third-party valuation specialist under the Company management’s supervision. The Company believes that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and comprehensive loss and may have a material effect on our financial condition and operating results.

Acquisition related costs in a business combination are not considered part of the consideration, and are expensed as operating expense as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period until settlement at the end of the assessment period. The Company includes the results of operations of the businesses acquired as of the beginning of the acquisition dates.

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

The Company performs its annual goodwill impairment test on April 30 and conducts a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers the impact of key factors such as changes in the general economic conditions, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. The Company had one reporting unit for purposes of allocating and testing goodwill for fiscal year 2024. Based on the results of the qualitative assessment completed as of April 30, 2024, there were no indicators of impairment.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2024, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 3.8 years as of June 30, 2024.

Investments in Equity Securities

The Company’s investments in equity securities, which are reported within other assets, noncurrent, on the consolidated balance sheets, include investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of its investments in equity securities to fair value when transactions for identical or similar investments of the same issuer are observable. All gains and losses on investments in equity securities, realized and unrealized, are recognized within other (expense) income, net on the Company’s consolidated statements of operations and comprehensive loss.

The Company applies the equity method of accounting for investments in other entities when it exercises significant influence. Under the equity method, the Company’s share of each investee’s profit or loss is recognized within other (expense) income, net on the Company’s consolidated statements of operations and comprehensive loss.

The Company applies the fair value measurement alternative for investments in other entities when it holds less than 20% ownership in the entity and does not exercise significant influence. These investments consist of equity holdings in non-public companies and are recorded within other assets, noncurrent, on the consolidated balance sheets.

The Company regularly reviews investments accounted for under the equity method and the fair value measurement alternative for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model. The evaluation for impairment of investments in equity securities considers qualitative factors, including the financial condition and specific events related to an investee that may indicate the fair value of the investment is less than its carrying value. For fiscal year 2024, an impairment charge for investments in equity securities of $2.0 million was recorded within other (expense) income, net on the consolidated statement of operations and comprehensive loss.

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

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales and expenses are denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in other (expense) income, net in the Company’s consolidated statements of operations and comprehensive loss. Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other (expense) income, net in the Company’s consolidated statements of operations and comprehensive loss and were not material for any period presented.

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Comprehensive loss is disclosed as part of the statements of operations and comprehensive loss.

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

The Company recognizes stock-based compensation expense for options and service-based RSUs using the straight-line method, and for performance-based RSUs using the graded vesting method, based on awards ultimately expected to vest. The Company recognizes stock-based compensation expense for the purchase rights granted under the ESPP using the straight-line method over the offering period. The Company estimates future forfeitures at the date of grant. On an annual basis, the Company assesses changes to its estimate of expected forfeitures based on recent forfeiture activity. The effect of adjustments made to the forfeiture rates, if any, is recognized in the period that change is made. See Note 13, Stock Benefit Plans, for additional information regarding stock-based compensation.

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2024 and 2023.

Recent Accounting Pronouncements

Accounting Pronouncements Already Adopted

In October 2021, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The Company adopted ASU 2021-08 in the first quarter of fiscal year 2024 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures (ASU 2023-09) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

ASU’s not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company’s consolidated financial statements or disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Net revenue:
Financial Services	$392,579	$379,723	$417,110
Home Services	211,944	193,133	158,805
Other Revenue	8,991	7,768	6,184
Total net revenue	$613,514	$580,624	$582,099

Contract Balances

The following table provides information about contract liabilities from the Company’s contracts with its clients (in thousands):

	June 30,
	2024	2023
Client deposits	$1,344	$1,213
Deferred revenue	—	9
Total	$1,344	$1,222

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during fiscal year 2024 related to advance consideration received from clients of $18.7 million, offset by revenue recognized of $18.5 million.

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

The following table presents the calculation of basic and diluted net loss per share:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(In thousands, except per share data)
Numerator:
Net loss	$(31,331)	$(68,866)	$(5,248)
Denominator:
Weighted average shares of common stock used in computing basic net loss per share	54,917	53,799	54,339
Weighted average effect of dilutive securities	—	—	—
Weighted average shares of common stock used in computing diluted net loss per share	54,917	53,799	54,339
Net loss per share:
Basic and diluted (1)	$(0.57)	$(1.28)	$(0.10)
Securities excluded from weighted average shares of common stock used in computing diluted net loss per share because the effect would have been anti-dilutive: (2)	4,453	4,247	3,557

(1)
Diluted net loss per share does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net loss incurred in fiscal years 2024, 2023 and 2022. The assumed issuance of any additional shares would be anti-dilutive.
(2)
These weighted shares relate to anti-dilutive stock options, restricted stock units, and shares issuable related to the ESPP as calculated using the treasury stock method and could be dilutive in the future.

5. Fair Value Measurements

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2024				June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,215	$—	$—	$2,215	$16,910	$—	$—	$16,910
Liabilities:
Post-closing payments related to acquisitions	$—	$18,143	$—	$18,143	$—	$17,498	$—	$17,498
Contingent consideration related to acquisitions	—	—	2,466	2,466	—	—	1,039	1,039
Total	$—	$18,143	$2,466	$20,609	$—	$17,498	$1,039	$18,537

Reported as:
Cash and cash equivalents				$2,215				$16,910
Other Liabilities:
Current				$9,372				$7,875
Noncurrent				11,237				10,662
Total				$20,609				$18,537

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

Cash Equivalents

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets.

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the acquisitions of BestCompany.com, LLC (“BestCompany”) and Aqua Vida, LLC (“AquaVida”) in fiscal year 2024, and Modernize, Inc. (“Modernize”) in fiscal year 2021. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisitions of AquaVida and CCM. The AquaVida contingent consideration is based upon margin targets, and the CCM contingent consideration is based upon revenue targets. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected gross margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected gross margin, or discount rates would have a material impact on the fair value of the contingent consideration. Changes in the fair value of the contingent consideration are recorded in earnings on the Company’s consolidated statements of operations and comprehensive loss. See Note 6, Acquisitions, for further details related to the acquisitions.

The Company reassesses the estimated fair value of the contingent consideration at the end of each reporting period based on the information available at the time. There was no adjustment for change in fair value recorded for the contingent consideration in fiscal years 2024 and 2023 based on the information and evidence available as of each period end.

The following table presents the changes in the contingent consideration (in thousands):

Level 3
Balance at June 30, 2022	$1,787
Payments made during the period	(748)
Balance at June 30, 2023	1,039
Additions related to the acquisition of AquaVida (initial measurement)	2,100
Payments made during the period	(673)
Balance at June 30, 2024	$2,466

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

The following table summarizes the components and allocation of the purchase price, the fair values and estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Shared assets license	$5,228	10 years
Client relationships	682	8 years
Non-competition agreements	454	3 years
Total	$6,364

Aqua Vida

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

The following table summarizes the components and preliminary allocation of the purchase price, the fair values and estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

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

Other

In fiscal year 2022, the Company completed two immaterial acquisitions within the home services client vertical. The purchase consideration included $1.0 million for each of the acquisition in cash upon closing. The purchase consideration also included a $2.0 million post-closing payments, payable in equal annual installments over a two-year period, with the first installment paid in the second quarter of fiscal year 2023, and a $1.0 million post-closing payments, payable in equal annual installments over a two-year period, with the first installment paid in the fourth quarter of fiscal year 2023.

The results of these acquisitions have been included in the Company’s results of operations since their respective acquisition dates, which were not considered material to the Company.

7. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2024	2023
Accounts receivable, gross	$113,892	$71,470
Less: Allowance for credit losses and revenue reserves	(2,106)	(3,722)
Total accounts receivable, net	$111,786	$67,748

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2024	2023
Prepaid expenses	$6,217	$8,241
Income tax receivable	63	120
Other assets	533	1,418
Total prepaid expenses and other assets	$6,813	$9,779

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2024	2023
Computer equipment	$13,259	$12,236
Software	1,262	825
Furniture and fixtures	375	346
Leasehold improvements	3,889	1,377
Internal software development costs	29,474	18,568
Property and equipment, gross	48,259	33,352
Less: Accumulated depreciation and amortization	(28,401)	(16,603)
Total property and equipment, net	$19,858	$16,749

Depreciation expense was $3.0 million, $2.8 million and $2.4 million for fiscal years 2024, 2023 and 2022. Amortization expense related to internal software development costs was $10.2 million, $5.3 million and $3.0 million for fiscal years 2024, 2023 and 2022.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2024	2023
Accrued media costs	$52,805	$27,302
Accrued compensation and related expenses	6,579	7,812
Accrued professional service and other business expenses	6,348	5,579
Operating lease liabilities, current	3,090	3,317
Deferred revenue (1)	—	9
Total accrued liabilities	$68,822	$44,019

(1)
Accrued liabilities include deferred revenue of $9 thousand as of June 30, 2023, which previously has been presented as a separate component in the balance sheets.

Other liabilities, noncurrent

Other liabilities, noncurrent were comprised of the following (in thousands):

	June 30,
	2024	2023
Post-closing payments and contingent consideration related to acquisitions	$11,237	$10,662
Income tax liabilities	6,089	5,493
Other liabilities	118	118
Total other liabilities, noncurrent	$17,444	$16,273

8. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2024			June 30, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$93,511	$(68,770)	$24,741	$91,629	$(61,025)	$30,604
Content	43,106	(43,068)	38	43,056	(43,056)	—
Website/trade/domain names	25,422	(20,051)	5,371	25,422	(19,451)	5,971
Acquired technology and others	43,014	(35,156)	7,858	34,934	(32,809)	2,125
Total	$205,053	$(167,045)	$38,008	$195,041	$(156,341)	$38,700

Amortization of intangible assets was $10.7 million, $11.1 million and $11.6 million for fiscal years 2024, 2023 and 2022.

Future amortization expense for the Company’s intangible assets as of June 30, 2024 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2025	$9,533
2026	6,887
2027	5,864
2028	5,281
2029	4,234
Thereafter	6,209
Total	$38,008

Goodwill

The addition to goodwill during fiscal year 2024 was associated the acquisition of AquaVida. There was no addition to goodwill during fiscal year 2023. See Note 6, Acquisitions, for further details related to the acquisitions. There was no goodwill impairment recognized during fiscal years 2024 and 2023.

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at June 30, 2023	$121,141
Addition related to the acquisition of AquaVida	3,915
Balance at June 30, 2024	$125,056

9. Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
US	$(31,110)	$(21,745)	$(6,022)
Foreign	714	383	260
Total	$(30,396)	$(21,362)	$(5,762)

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	125	143	176
Foreign	305	224	195
Total current provision for income taxes	430	367	371
Deferred:
Federal	572	40,780	(1,032)
State	(104)	6,357	147
Foreign	37	—	—
Total deferred provision for (benefit from) income taxes	505	47,137	(885)
Total provision for (benefit from) income taxes	$935	$47,504	$(514)

The reconciliation between the statutory federal income tax expense and the Company’s effective income tax expense (benefit) was as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Statutory federal income tax expense	$(6,359)	$(4,486)	$(1,210)
States taxes, net of federal benefit	(1,553)	(752)	(314)
Foreign rate differential	106	61	11
Stock-based compensation expense (benefit)	25	676	(774)
Change in valuation allowance	8,113	52,396	(1,034)
Research and development credits	(1,593)	(1,847)	(1,174)
Disqualified compensation expense	1,363	744	1,806
Uncertain tax position	490	550	385
Expired attributes	188	273	261
Foreign deferred adjustment	(6)	—	1,354
Other	161	(111)	175
Effective income tax expense (benefit)	$935	$47,504	$(514)

The components of the noncurrent deferred tax assets and liabilities, net were as follows (in thousands):

	June 30,
	2024	2023
Noncurrent deferred tax assets:
Reserves and accruals	$1,192	$1,716
Stock-based compensation expense	3,340	3,099
Net operating loss	38,590	35,430
Fixed assets	330	246
Tax credits	15,496	13,790
Operating lease liabilities	2,583	960
Research and development capitalized cost	12,985	7,221
Other	623	198
Total noncurrent deferred tax assets	75,139	62,660
Less: valuation allowance — long-term	(67,669)	(59,556)
Total noncurrent deferred tax assets, net of valuation allowance	7,470	3,104

Noncurrent deferred tax liabilities:
Intangibles	(8,434)	(5,303)
Operating lease right-of-use assets	(2,458)	(718)
Total noncurrent deferred tax liabilities	(10,892)	(6,021)

Net deferred tax liabilities	$(3,422)	$(2,917)

The Company has a net deferred tax liability balance of $3.4 million and $2.9 million as of June 30, 2024 and 2023, included within other liabilities, noncurrent on the Company’s consolidated balance sheet. The net deferred tax liability is related to indefinite lived deferred tax liabilities unable to be offset with deferred tax assets. The Company has a valuation allowance of approximately $67.7 million and $59.6 million as of June 30, 2024 and 2023, respectively. The Company evaluated the need for a valuation allowance by considering among other things, the nature, frequency and severity of current and cumulative losses, reversal of taxable temporary differences, tax planning strategies, forecasts of future profitability, and the duration of statutory carryforward periods. The Company determined that the significant negative evidence associated with cumulative losses in recent periods and current results outweighed the positive evidence as of June 30, 2024 and accordingly, the near-term realization of certain of these assets was deemed not more likely than not. In the fourth quarter of fiscal year 2023, the Company recorded a one-time, non-cash charge to income tax expense of $52.4 million to establish a valuation allowance against its net deferred tax assets. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

As of June 30, 2024 and 2023, the Company had a federal operating loss carryforward of approximately $152.9 million and $141.5 million. As of June 30, 2024 and 2023, the Company’s state operating loss carryforward was approximately $97.6 million and $83.8 million. With the exception of $69.5 million of federal net operating losses which can be carried forward indefinitely, the federal and state net operating losses, if not used, will begin to expire on June 30, 2035 and June 30, 2025, respectively. The operating loss carryforward in the India jurisdiction was approximately $1.8 million which will begin to expire on June 30, 2025. The Company has federal and California research and development tax credit carryforwards of approximately $10.8 million and $12.2 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2034, while the state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Balance at beginning of the year	$6,030	$5,296	$4,756
Gross increases - current period tax positions	654	717	542
Gross decreases - prior period tax positions	(40)	—	—
Gross increases - prior period tax positions	—	19	—
Reductions as a result of lapsed statute of limitations	—	(2)	(2)
Balance at end of the year	$6,644	$6,030	$5,296

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of June 30, 2024, the Company has accrued $1.6 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as other liabilities, noncurrent on the Company’s consolidated balance sheet.

As of June 30, 2024, unrecognized tax benefits of $1.1 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions and is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2013. As of June 30, 2024, the tax years 2013 through 2024 remain open in the U.S., and the tax years 2020 through 2024 remain open in various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from our examinations.

10 . Leases

The Company has operating leases primarily for its office facilities. The leases expire at various dates through fiscal year 2030, some of which include options to renew, with renewal terms of up to 5 years. The Company does not include any renewal options in the lease terms for calculating lease liability, as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain that it will exercise these renewal options at the time of the lease commencement.

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Operating lease expense	$4,220	$4,790	$5,172
Short-term lease expense	840	638	619
Variable lease expense (1)	565	666	676
Total lease expense	$5,625	$6,094	$6,467

(1)
Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Fiscal Year Ended June 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$5,114	$5,860	$6,206

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$11,026	$824	$564

Weighted average remaining lease term - operating leases	4.3 years	1.5 years	1.9 years
Weighted average discount rate - operating leases	6.9%	5.5%	5.1%

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

Maturities of operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025	$3,511
2026	2,881
2027	2,750
2028	2,728
2029	1,457
Thereafter	209
Total minimum lease payments	13,536
Less: imputed interest	(2,567)
Present value of net minimum lease payments	$10,969
Operating lease liabilities:
Current (included in Accrued Liabilities)	$3,090
Noncurrent	7,879
Total	$10,969

11. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2024 and 2023.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2024 and 2023.

Letters of Credit

The Company has a $0.3 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless canceled by the financial institution within 30 days of the annual expiration date.

12. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. In fiscal year 2024, the Company repurchased 247,618 shares of its common stock at an average price of $8.85 per share, at a total cost of $2.2 million (including a broker commission of $0.03 per share). In fiscal year 2023, the Company repurchased 403,193 shares of its common stock at an average price of $10.02 per share, at a total cost of $4.1 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of June 30, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

Retirement of Treasury Stock

In fiscal year 2024, the Company retired 247,618 shares of its common stock with a carrying value of $2.2 million. In fiscal year 2023, the Company retired 403,193 shares of its common stock with a carrying value of $4.1 million (including 10,000 shares for $0.1 million that were repurchased but not settled as of June 30, 2023). The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

13. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2024, 2023 and 2022, the Company recorded stock-based compensation expense of $23.7 million, $18.8 million and $18.5 million. There was no tax benefits realized in fiscal years 2024 and 2023 due to the Company's full valuation allowance. In fiscal year 2022, the Company recognized tax benefits related to stock-based compensation of $0.8 million, which are reflected in the Company’s (provision for) benefit from income taxes.

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

To date, the Company has granted ISOs, NQSOs, service-based RSUs, market-based RSUs, and performance-based RSUs under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. RSUs generally vest over four years of continuous service, with 25 percent of the RSUs vesting on the one-year anniversary of the date of grant and 6.25 percent vesting quarterly thereafter for the next 12 quarters, subject to any performance or stock price targets. Performance-based RSUs vest variably subject to the achievement of performance targets, consisting of both revenue growth and adjusted EBITDA targets. The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met.

An aggregate of 23,125,612 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2024, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance was increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 9,396,038 shares available for issuance under the 2010 Incentive Plan as of June 30, 2024.

In November 2009, the Company’s board of directors adopted the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”) and the stockholders approved the Directors’ Plan in January 2010. The Directors’ Plan became effective upon the completion of the Company’s IPO. The Directors’ Plan provides for the automatic grant of NQSOs and RSUs to non-employee directors and also provides for the discretionary grant of NQSOs and RSUs. Stock options granted to new non-employee directors vest in equal monthly installments over four years and annual stock option grants to existing directors vest in equal monthly installments over one year. The initial service-based RSU grants vest daily over a period of four years and annual service-based RSU grants vest daily over a period of one year.

An aggregate of 4,598,838 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2024. This amount was increased annually through July 1, 2019, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 1,921,954 shares available for issuance under the Directors’ Plan as of June 30, 2024.

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

The weighted-average Black-Scholes model assumptions and the weighted-average grant date fair value of stock options were as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Expected term (in years)	3.5	3.5	4.4
Expected volatility	52%	55%	58%
Expected dividend yield	—	—	—
Risk-free interest rate	4.6%	3.8%	1.0%
Grant date fair value	$5.30	$4.85	$8.12

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2022	547,619	$8.33	2.76	$2,110
Granted	11,306	11.18
Exercised	(109,359)	5.37
Forfeited	(2,439)	13.76
Expired	(3,077)	10.49
Outstanding at June 30, 2023	444,050	$9.10	2.28	$1,283
Granted	9,808	12.54
Exercised	(217,926)	4.21
Forfeited	(15)	15.45
Expired	(7,314)	7.78
Outstanding at June 30, 2024	228,603	$13.95	3.23	$912
Vested and expected-to-vest at June 30, 2024 (1)	227,879	$13.94	3.23	$912
Vested and exercisable at June 30, 2024	203,602	$13.33	3.15	$907

(1)
The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of options exercised (in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Intrinsic value	$1,561	$693	$4,262
Cash received	918	587	1,850
Tax benefit	—	—	725

As of June 30, 2024, there was $0.2 million of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted-average period of 0.9 year.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2022	1,890,481	$14.33	1.32	$19,018
Granted	1,896,618	11.06
Vested	(778,233)	15.42
Forfeited	(109,707)	13.18
Outstanding at June 30, 2023	2,899,159	$11.95	1.30	$25,600
Granted	1,887,379	9.68
Vested	(1,222,938)	12.32
Forfeited	(141,733)	11.24
Outstanding at June 30, 2024	3,421,867	$10.59	1.26	$56,769

As of June 30, 2024, there was $26.0 million of total unrecognized compensation expense related to service-based RSUs.

Performance-Based Restricted Stock Unit Activity

The following table summarizes the performance-based RSU activity under the 2010 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2022	1,223,977	$13.32	1.12	$12,313
Granted	308,000	8.83
Vested	(504,086)	13.44
Forfeited	(149,420)	13.47
Outstanding at June 30, 2023	878,471	$11.66	1.05	$7,757
Granted	616,000	16.59
Vested	(291,628)	14.47
Forfeited	(186,158)	9.48
Outstanding at June 30, 2024	1,016,685	$14.24	1.12	$16,867

As of June 30, 2024, there was $4.7 million of total unrecognized compensation expense related to performance-based RSUs.

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

On each purchase date, eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the first trading day of each offering period, or (2) the fair market value of the common stock on the purchase date. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). If the fair market value of the common stock on any purchase date is lower than it was on the first trading day of that offering period, participants will be automatically withdrawn from the current offering period and be immediately re-enrolled in a new offering period. In fiscal year 2024, 317,394 shares of common stock were purchased under the 2021 ESPP. As of June 30, 2024, 1,568,959 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of June 30, 2024 amounting to $1.2 million are included within accrued liabilities on the Company’s consolidated balance sheet, and will be used to purchase shares at the ESPP purchase period ending on August 24, 2024.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

Fiscal Year Ended June 30,
	2024	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	48% - 58%	48% - 57%	48% - 64%
Expected dividend yield	—	—	—
Risk-free interest rate	4.5% - 5.5%	2.9% - 5.0%	0.3% - 1.0%
Grant date fair value	$2.97 - $6.73	$3.77 - $8.11	$3.72 - $5.33

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

The following tables summarize the net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2024	2023	2022
Net revenue:
United States	$607,373	$570,703	$559,984
International	6,141	9,921	22,115
Total net revenue	$613,514	$580,624	$582,099

	June 30,
	2024	2023
Property and equipment, net:
United States	$19,643	$16,475
International	215	274
Total property and equipment, net	$19,858	$16,749

	June 30,
	2024	2023
Intangible assets, net:
United States	$38,008	$38,700
International	—	—
Total intangible assets, net	$38,008	$38,700

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosures and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2024.

The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangement

On June 5, 2024, Gregory Wong, Chief Financial Officer, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Wong's Rule 10b5-1 Plan provides for the potential sale (beginning on September 12, 2024) of all of the (net) shares of up to 111,416 (gross) shares of the Company's common stock, consisting of (i) 50,977 shares of common stock and (ii) the net shares (not yet determinable) after shares are withheld to satisfy tax withholding obligations, issuable upon the vesting of up to 60,439 shares of restricted stock and performance-based restricted stock granted to Mr. Wong by the Company. Mr. Wong’s Rule 10b5-1 Plan expires on February 20, 2025, or upon the earlier completion of all the transactions authorized thereunder.

Insider Trading Policy and Clawback Policy

We have adopted insider trading policies, the Policy Against Trading on the Basis of Inside Information (filed as Exhibit 19.1), the Trading Window and Trade Pre-Clearance Policy (filed as Exhibit 19.2), and the Rule 10b5-1 Trading Plan Guidelines (filed as Exhibit 19.3), governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing standards applicable to us.

On October 27, 2023, the Board of Directors adopted a clawback policy, the Financial Restatement Compensation Recoupment Policy (filed as Exhibit 97.1), in order to comply with SEC and corresponding Nasdaq listing standards. Under that policy, the Company is required in certain situations to recoup incentive compensation paid or payable to certain current or former executive officers of the Company, including the named executive officers, in the event of an accounting restatement.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class III Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

The activity in the allowance for doubtful accounts and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue (1)	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts
Fiscal year 2022	$1,010	$581	$(55)	$1,536
Fiscal year 2023	$1,536	$2,740	$(554)	$3,722
Fiscal year 2024	$3,722	$935	$(2,551)	$2,106

Deferred tax asset valuation allowance
Fiscal year 2022	$8,193	$9	$(1,042)	$7,160
Fiscal year 2023	$7,160	$52,396	$—	$59,556
Fiscal year 2024	$59,556	$8,113	$—	$67,669

(1)
Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales returns are charged against revenue.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-163228	3.2	December 22, 2009

3.2	Bylaws.	S-1/A	333-163228	3.4	December 22, 2009

4.1	Form of QuinStreet, Inc.’s Common Stock Certificate.	S-1/A	333-163228	4.1	January 14, 2010

10.5+	QuinStreet, Inc. 2010 Equity Incentive Plan.	S-8	333-165534	99.9	March 17, 2010

10.6+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).	S-8	333-165534	99.10	March 17, 2010

10.7+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).	S-8	333-165534	99.11	March 17, 2010

10.8+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.8	August 23, 2012

10.9+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.9	August 23, 2012

10.10+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).	10-K	001-34628	10.10	August 20, 2013

10.11+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.12	March 17, 2010

10.12+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.13	March 17, 2010

10.13+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.14	March 17, 2010

10.15+	Annual Incentive Plan.	S-1/A	333-163228	10.12	January 14, 2010

10.18	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.	10-Q	001-34628	10.1	May 12, 2010

10.19+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.	S-1/A	333-163228	10.19	January 26, 2010

10.20	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.	8-K	001-34628	10.1	June 27, 2012

10.27+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and	10-K	001-34628	10.27	September 12, 2014

	Agreement under 2010 Equity Incentive Plan (for executive officers).

10.28+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.	10-Q	001-34628	10.1	February 6, 2015

10.29	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	June 12, 2015

10.30+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.30	August 19, 2015

10.31	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.	10-Q	001-34628	10.1	February 9, 2016

10.32	Form of Change in Control Severance Agreement.	10-Q	001-34628	10.1	November 9, 2016

10.33+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.33	September 8, 2017

10.34+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.34	September 8, 2017

10.35	Amended Office Lease Metro Center, dated February 25, 2010 between the registrant and CA-Metro Center Limited Partnership	10-K	001-34628	10.35	September 12, 2018

10.37+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for non-executive officer employees).	10-Q	001-34628	10.36	November 9, 2018

10.38+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for executive officer).	10-Q	001-34628	10.37	November 9, 2018

10.39+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for employees with a Change in Control Severance Agreement).	10-Q	001-34628	10.38	November 9, 2018

10.40+	QuinStreet, Inc. 2021 Employee Stock Purchase Plan	S-8	333-260769	99.1	November 4, 2021

10.41*#	Sixth Amendment to Office Lease Metro Center, dated March 16, 2023 between QuinStreet, Inc. and Hudson Metro Center, LLC

19.1*	QuinStreet, Inc. Policy Against Trading on the Basis of Inside Information

19.2*	QuinStreet, Inc. Trading Window and Trade Pre-Clearance Policy

19.3*	QuinStreet, Inc. Rule 10b5-a Trading Guidelines

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (PCAOB ID 238)

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

97.1*	QuinStreet, Inc. Financial Restatement Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 21, 2024.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and	August 21, 2024
Douglas Valenti	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer	August 21, 2024
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Asmau Ahmed	Director	August 21, 2024
Asmau Ahmed

Director
Anna Fieler

/s/ Matthew Glickman	Director	August 21, 2024
Matthew Glickman

/s/ Stuart Huizinga	Director	August 21, 2024
Stuart Huizinga

/s/ David Pauldine	Director	August 21, 2024
David Pauldine

/s/ Andrew Sheehan	Director	August 21, 2024
Andrew Sheehan

/s/ James Simons	Director	August 21, 2024
James Simons

/s/ Hillary Smith	Director	August 21, 2024
Hillary Smith