Form 10-Q
period 2024-09-30
QUINSTREET, INC
filed 2024-11-08
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of common stock outstanding as of November 4, 2024: 56,262,970

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$24,982	$50,488
Accounts receivable, net of allowances and reserves of $2,569 and $2,106 as of September 30, 2024 and June 30, 2024	173,904	111,786
Prepaid expenses and other assets	7,570	6,813
Total current assets	206,456	169,087
Property and equipment, net	18,913	19,858
Operating lease right-of-use assets	9,338	10,440
Goodwill	125,056	125,056
Intangible assets, net	35,526	38,008
Other assets, noncurrent	5,883	6,097
Total assets	$401,172	$368,546

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,404	$48,204
Accrued liabilities	86,619	68,822
Other liabilities	10,865	9,372
Total current liabilities	157,888	126,398
Operating lease liabilities, noncurrent	7,026	7,879
Other liabilities, noncurrent	16,440	17,444
Total liabilities	181,354	151,721
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 56,127,603 and 55,473,439 shares issued and outstanding as of September 30, 2024 and June 30, 2024	56	55
Additional paid-in capital	351,807	347,449
Accumulated other comprehensive loss	(268)	(268)
Accumulated deficit	(131,777)	(130,411)
Total stockholders' equity	219,818	216,825
Total liabilities and stockholders' equity	$401,172	$368,546

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Net revenue	$279,219	$123,923
Cost of revenue (1)	250,814	116,274
Gross profit	28,405	7,649
Operating expenses: (1)
Product development	8,620	7,637
Sales and marketing	4,144	3,124
General and administrative	16,848	6,787
Operating loss	(1,207)	(9,899)
Interest income	14	166
Interest expense	(124)	(111)
Other (expense) income	(98)	29
Loss before income taxes	(1,415)	(9,815)
Benefit from (provision for) income taxes	49	(750)
Net loss	$(1,366)	$(10,565)

Comprehensive loss:
Net loss	$(1,366)	$(10,565)
Other comprehensive loss:
Foreign currency translation adjustment	—	(2)
Comprehensive loss	$(1,366)	$(10,567)

Net loss per share, basic and diluted	$(0.02)	$(0.19)

Weighted-average shares used in computing net loss per share, basic and diluted	55,823	54,470

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,875	$2,052
Product development	1,046	773
Sales and marketing	1,095	640
General and administrative	3,391	1,810

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2024	55,473,439	$55	—	$—	$347,449	$(268)	$(130,411)	$216,825
Issuance of common stock upon exercise of stock options	40,350	—	—	—	164	—	—	164
Release of restricted stock, net of share settlement	471,626	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	142,188	—	—	—	1,198	—	—	1,198
Stock-based compensation expense	—	—	—	—	8,421	—	—	8,421
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(5,424)	—	—	(5,424)
Net loss	—	—	—	—	-	—	(1,366)	(1,366)
Balances at September 30, 2024	56,127,603	$56	—	$—	$351,807	$(268)	$(131,777)	$219,818

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2023	54,192,928	$54	—	$—	$329,093	$(266)	$(99,080)	$229,801
Issuance of common stock upon exercise of stock options	114,486	—	—	—	416	—	—	416
Release of restricted stock, net of share settlement	378,222	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	140,761	—	—	—	1,164	—	—	1,164
Stock-based compensation expense	—	—	—	—	5,288	—	—	5,288
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(2,188)	—	—	(2,188)
Repurchase of common stock	—	—	(177,511)	(1,578)	-	—	—	(1,578)
Retirement of treasury stock	(177,511)		177,511	1,578	(1,578)	—	—	—
Net loss	—	—	—	—	—	—	(10,565)	(10,565)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balances at September 30, 2023	54,648,886	$55	—	$—	$332,194	$(268)	$(109,645)	$222,336

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(1,366)	$(10,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,407	5,275
Depreciation and amortization	6,441	5,338
Change in the fair value of contingent consideration	6,194	—
Provision for sales returns and doubtful accounts receivable	1,476	223
Non-cash lease expense	(31)	(253)
Deferred income taxes	(98)	544
Other adjustments, net	(352)	(328)
Changes in assets and liabilities:
Accounts receivable	(63,594)	(159)
Prepaid expenses and other assets	(757)	1,089
Accounts payable	12,343	(3,603)
Accrued liabilities	17,631	(2,534)
Net cash used in operating activities	(13,706)	(4,973)
Cash Flows from Investing Activities
Capital expenditures	(437)	(1,624)
Internal software development costs	(2,169)	(3,470)
Net cash used in investing activities	(2,606)	(5,094)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,362	1,579
Payment of withholding taxes related to release of restricted stock, net of share settlement	(5,424)	(2,187)
Post-closing payments and contingent consideration related to acquisitions	(5,144)	(5,277)
Repurchase of common stock	—	(1,426)
Net cash used in financing activities	(9,206)	(7,311)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	6
Net decrease in cash, cash equivalents and restricted cash	(25,506)	(17,372)
Cash, cash equivalents and restricted cash at beginning of period	50,503	73,692
Cash, cash equivalents and restricted cash at end of period	$24,997	$56,320
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$24,982	$56,305
Restricted cash included in other assets, noncurrent	15	15
Total cash, cash equivalents and restricted cash	$24,997	$56,320
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$84	$84
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,267	1,660
Retirement of treasury stock (See Note 11)	—	(1,578)

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2024 and for the three months ended September 30, 2024 and 2023 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on August 21, 2024. The condensed consolidated balance sheet at June 30, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at September 30, 2024, its condensed consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended September 30, 2024 and 2023. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025, or any other future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, management evaluates these estimates, judgments and assumptions, including those related to revenue recognition, stock-based compensation, goodwill, long-lived assets, contingencies, credit losses of accounts receivable, and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. In addition, the Company may engage third-party valuation specialists to assist with the preparation of certain of its valuations. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Prior Period Reclassifications

Certain immaterial prior periods amounts have been reclassified to conform with current period presentation.

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to our significant accounting policies as of and for the three months ended September 30, 2024.

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

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

ASU’s not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company’s condensed consolidated financial statements or disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Net revenue:
Financial Services	$210,891	$72,125
Home Services	65,075	49,394
Other Revenue	3,253	2,404
Total net revenue	$279,219	$123,923

Contract Balances

The contract liabilities representing client deposits from the Company’s contracts with its clients were $1.4 million and $1.3 million as of September 30, 2024 and June 30, 2024.

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the three months ended September 30, 2024 was related to advance consideration received from clients of $60.1 million, offset by revenue recognized of $60.1 million.

Accounts Receivable and Allowances

The allowance for credit losses on accounts receivable was $1.4 million and $0.8 million as of September 30, 2024 and June 30, 2024. The revenue reserve was $1.2 million and $1.3 million as of September 30, 2024 and June 30, 2024. The total allowance for credit losses and revenue reserve was $2.6 million and $2.1 million as of September 30, 2024 and June 30, 2024.

Concentrations of Credit Risk

The Company had two clients that accounted for 20% and 14% of net revenue for the three months ended September 30, 2024 and no clients that accounted for more than 10% of net revenue for the three months ended September 30, 2023. The same clients accounted for 22% and 16% of accounts receivable as of September 30, 2024, and 13% and 11% of accounts receivable as of June 30, 2024.

4. Net Loss per Share

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	September 30,
	2024	2023
	(In thousands, except per share data)
Numerator:
Net loss	$(1,366)	$(10,565)
Denominator:
Weighted-average shares of common stock used in computing basic net loss per share	55,823	54,470
Weighted average effect of dilutive securities	—	—
Weighted average shares of common stock used in computing diluted net loss per share	55,823	54,470

Net loss per share, basic and diluted (1)	$(0.02)	$(0.19)

Securities excluded from weighted-average shares used in computing diluted net loss per share because the effect would have been anti-dilutive (2)	5,103	4,494

(1)
Diluted net loss per share does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net losses incurred during the three months ended September 30, 2024 and 2023. The assumed issuance of any additional shares would be anti-dilutive.
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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2024				June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$405	$—	$—	$405	$2,215	$—	$—	$2,215
Liabilities:
Post-closing payments related to acquisitions	$—	$12,795	$—	$12,795	$—	$18,143	$—	$18,143
Contingent consideration related to acquisitions	—	—	8,400	8,400	—	—	2,466	2,466
Total	$—	$12,795	$8,400	$21,195	$—	$18,143	$2,466	$20,609

Reported as:
Cash and cash equivalents				$405				$2,215
Other Liabilities:
Current				$10,865				$9,372
Noncurrent				10,330				11,237
Total				$21,195				$20,609

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

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the acquisition of BestCompany.com, LLC (“BestCompany”) and Aqua Vida, LLC (“AquaVida”) in fiscal year 2024, and Modernize, Inc. (“Modernize”) in fiscal year 2021. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the acquisitions.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of AquaVida and CloudControlMedia, LLC (“CCM”). The AquaVida contingent consideration is based upon a percentage of margin achieved and is uncapped. The CCM contingent consideration is based upon revenue targets. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected gross margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected gross margin, or discount rates would have a material impact on the fair value of the contingent consideration. The change in contingent consideration liability from the acquisition date to the final amount paid will be recognized in earnings at each reporting date. The Company recorded an increase of $6.3 million to the fair value of the contingent consideration of AquaVida, from $2.1 million at the acquisition date to $8.4 million at September 30, 2024, which is included in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.

The following table represents the changes in the contingent consideration during the three months ended September 30, 2024 (in thousands):

Three Months Ended
September 30,
2024
Balance at the beginning of period	$2,466
Changes in fair value during the period	6,194
Payments made during the period	(260)
Balance at the end of period	$8,400

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

7. Goodwill and Intangible Assets, Net

Goodwill

As of September 30, 2024 and June 30, 2024, the Company had goodwill of $125.1 million. There were no impairments to goodwill during the three months ended September 30, 2024.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2024			June 30, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$93,511	$(70,716)	$22,795	$93,511	$(68,770)	$24,741
Content	43,106	(43,082)	24	43,106	(43,068)	38
Website/trade/domain names	25,422	(20,189)	5,233	25,422	(20,051)	5,371
Acquired technology and others	43,014	(35,540)	7,474	43,014	(35,156)	7,858
Total	$205,053	$(169,527)	$35,526	$205,053	$(167,045)	$38,008

Amortization of intangible assets was $2.5 million and $2.6 million for the three months ended September 30, 2024 and 2023.

Future amortization expense for the Company’s intangible assets as of September 30, 2024 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2025 (remaining nine months)	$7,051
2026	6,887
2027	5,864
2028	5,281
2029	4,234
Thereafter	6,209
Total	$35,526

8. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $49 thousand and a provision for income taxes of $0.8 million for the three months ended September 30, 2024 and 2023. The tax benefit for the first quarter of 2024 was related to losses incurred by the Company in the interim period. The tax provision for the first quarter of 2023 was primarily related to foreign operations and the tax amortization of goodwill.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of September 30, 2024, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Operating lease expense	$1,011	$1,450
Short-term lease expense	301	176
Variable lease expense (1)	64	210
Total lease expense	$1,376	$1,836

(1)
Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$880	$1,464

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$—	$3,519

Weighted average remaining lease term - operating leases	4.1 years	3.7 years
Weighted average discount rate - operating leases	6.4%	6.4%

Maturities of operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remaining nine months)	$2,475
2026	2,689
2027	2,701
2028	2,728
2029	1,457
Thereafter	209
Total minimum lease payments	$12,259
Less imputed interest	(2,422)
Present value of net minimum lease payments	$9,837
Operating lease liabilities:
Current (included in Accrued Liabilities)	$2,811
Noncurrent	7,026
Total	$9,837

As of September 30, 2024, the Company had additional undiscounted future minimum payments of $1.6 million relating to operating lease for office spaces that had been signed but had not yet commenced. This operating lease will commence during the third quarter of fiscal year 2025 and will have a lease term of approximately 6 years.

10. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2024 and June 30, 2024.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2024 and June 30, 2024.

Letters of Credit

The Company has a $0.3 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless canceled by the financial institution within 30 days of the annual expiration date.

11. Stockholders’ Equity and Stock Benefit Plans

Stock Repurchases

In April 2022, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to $40.0 million of the Company's common stock. There was no stock repurchase activity during the three months ended September 30, 2024. As of September 30, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

Repurchase of shares of common stock are recorded as treasury stock and are accounted for under the cost method. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

Stock Incentive Plans

The Company may grant nonstatutory stock options (“NQSOs”), restricted stock, service-based restricted stock units (“Service-based RSUs”), stock appreciation rights, performance-based stock awards (“Performance-based RSUs”), and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and RSUs to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”).

As of September 30, 2024, 23,125,612 shares were reserved and 7,194,368 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 1,920,169 shares were available for issuance under the Directors’ Plan.

Stock-based Compensation Expense

The following table summarizes the components of stock-based compensation by grant type:

	Three Months Ended
	September 30,
	2024	2023
Stock options	$64	$78
Restricted stock units	8,003	4,827
Employee stock purchase plan	340	370
Total stock-based compensation expense	$8,407	$5,275

Stock Award Activities

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The outstanding stock options as of September 30, 2024 totaled 189,916 shares.

Service-Based RSU

The Company estimates the fair value of service-based RSUs based on the closing price of the Company’s common stock on the grant date. The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2024	3,421,867	$10.59	1.26	$56,769
Granted	1,472,699
Vested	(572,821)
Forfeited	(45,504)
Outstanding at September 30, 2024	4,276,241	$13.39	1.59	$81,806

Performance-Based RSU

Performance-based RSUs vest variably subject to the achievement of performance targets, consisting of both revenue growth and adjusted EBITDA targets. The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met. The Company estimates the fair value of performance-based RSUs based on the closing price of the Company’s common stock on the grant date. As some of the components that comprise the performance targets have not been fully established, a grant date as defined by ASC 718 has not been determined. The Company will re-measure the compensation expense associated with the performance-based RSUs at each reporting date based on the closing price of the Company’s common stock at each reporting date until the grant date has been established.

The following table summarizes the performance-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2024	1,016,685	$14.24	1.12	$16,867
Granted	805,850	19.13
Vested	(216,194)	17.60
Forfeited	(31,253)	9.59
Outstanding at September 30, 2024	1,575,088	$17.19	1.64	$30,132

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. During the three months ended September 30, 2024, 142,188 shares of common stock were purchased under the 2021 ESPP at a weighted-average price of $8.42. As of September 30, 2024, 1,426,771 shares were available for issuance under the 2021 ESPP. The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model.

ESPP employee payroll contributions accrued as of September 30, 2024 included within accrued liabilities on the Company’s condensed consolidated balance sheet was $0.8 million, and will be used to purchase shares at the ESPP purchase period ending on February 24, 2025.

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Net revenue:
United States	$276,766	$122,373
International	2,453	1,550
Total net revenue	$279,219	$123,923

	September 30,	June 30,
	2024	2024
Property and equipment, net:
United States	$18,651	$19,643
International	262	215
Total property and equipment, net	$18,913	$19,858

	September 30,	June 30,
	2024	2024
Other intangible assets, net:
United States	$35,526	$38,008
International	—	—
Total other intangible assets, net	$35,526	$38,008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and in other documents we file from time to time with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our financial services client vertical represented 76% and 58% of net revenue for the three months ended September 30, 2024 and 2023. Our home services client vertical represented 23% and 40% of net revenue for the three months ended September 30, 2024 and 2023. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% and 2% of net revenue for the three months ended September 30, 2024 and 2023. We generated the majority of our revenue from sales to clients in the United States.

Two clients in our financial services client vertical accounted for 20% and 14% of our net revenue for the three months ended September 30, 2024, and no client accounted for 10% or more of our net revenue for the three months ended September 30, 2023.

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

In addition, within our financial services client vertical, we derive a significant amount of revenue from auto insurance carriers and the financial results depend on the performance of the auto insurance industry. For example, inflation, weather-related and supply chain events have led to increases in insurance industry loss ratios, which have in the past decreased our clients’ advertising spending and thereby had a material adverse effect on our business.

All of our businesses also benefit from more spending by clients in digital media and performance marketing as digital marketing continues to evolve.

Acquisitions

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions in the past, including the acquisitions of BestCompany and AquaVida completed in fiscal year 2024, the acquisitions of Modernize, Mayo Labs, LLC (“Mayo Labs”) and FC Ecosystem, LLC (“FCE”) completed in fiscal year 2021, and the acquisitions of AmOne Corp. (“AmOne”), CCM and MyBankTracker.com, LLC (“MBT”) completed in fiscal year 2019.

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

Some of our clients have been affected by laws and regulations and the increased enforcement of new and pre-existing laws and regulations. The effect of these regulations, or any future regulations, may continue to result in fluctuations in the volume and mix of our business with these clients.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of September 30, 2024; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other (expense) income, net includes gains and losses on foreign currency exchange, and other non-operating items.

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
•
Stock-based compensation;
•
Business combination;
•
Income taxes; and
•
Valuation of long-lived assets.

For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2024		2023
	(In thousands, except percentages)
Net revenue	$279,219	100.0%	$123,923	100.0%
Cost of revenue (1)	250,814	89.8	116,274	93.8
Gross profit	28,405	10.2	7,649	6.2
Operating expenses: (1)
Product development	8,620	3.1	7,637	6.2
Sales and marketing	4,144	1.5	3,124	2.5
General and administrative	16,848	6.0	6,787	5.5
Operating loss	(1,207)	(0.4)	(9,899)	(8.0)
Interest income	14	—	166	0.2
Interest expense	(124)	(0.1)	(111)	(0.1)
Other (expense) income	(98)	—	29	—
Loss before income taxes	(1,415)	(0.5)	(9,815)	(7.9)
Benefit from (provision for) income taxes	49	—	(750)	(0.6)
Net loss	$(1,366)	(0.5)%	$(10,565)	(8.5)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,875	1.0%	$2,052	1.7%
Product development	1,046	0.4	773	0.6
Sales and marketing	1,095	0.4	640	0.5
General and administrative	3,391	1.2	1,810	1.5

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2024	2023	% Change
	(In thousands)
Net revenue	$279,219	$123,923	125%
Cost of revenue	250,814	116,274	116%
Gross profit	$28,405	$7,649	271%

Gross profit %	10%	6%

Net Revenue

Net revenue increased by $155.3 million, or 125%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Revenue from our financial services client vertical increased by $138.8 million, or 192%, primarily due to an increase in revenue in our insurance business attributable to higher demand from a broad base of carrier clients, as well as increases in revenue in our credit card and banking businesses due to increased media and client budgets. Revenue from our home services client vertical increased by $15.7 million, or 32%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $3.3 million of revenue for the three months ended September 30, 2024, as compared to $2.4 million of revenue for the three months ended September 30, 2023.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $134.5 million, or 116%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by increased media and marketing costs of $131.9 million due to higher revenue volumes, increased personnel costs of $1.2 million mainly attributable to increased stock-based compensation expense, and increased depreciation expense of $1.0 million primarily due to additional capitalization of internally developed software.

The increase in gross profit margin was attributable to a decrease in compensation cost and depreciation as percentage of revenue, offset by increases in media and marketing costs as a percentage of revenue due to a higher mix of our financial services client vertical.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2024	2023	% Change
	(In thousands)
Product development	$8,620	$7,637	13%
Sales and marketing	4,144	3,124	33%
General and administrative	16,848	6,787	148%
Operating expenses	$29,612	$17,548	69%

Product Development Expenses

Product development expenses increased by $1.0 million, or 13%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to increased personnel cost of $1.1 million due to higher average headcount, annual salary increase and increased stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.0 million, or 33%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to increased personnel cost of $1.1 million due to higher average headcount, annual salary increase and increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $10.1 million, or 148%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an adjustment to the fair value of contingent consideration of $6.2 million in the first quarter of fiscal year 2025, increased stock-based compensation expense of $1.6 million as a result of an increase in the share price and increased bad debt expense of $1.3 million.

Benefit from (Provision for) Income Taxes

	Three Months Ended
	September 30,
	2024	2023
	(In thousands)
Benefit from (provision for) income taxes	$49	$(750)

The Company recorded a benefit from income taxes of $49 thousand and a provision for income taxes of $0.8 million for the three months ended September 30, 2024 and 2023.

As of September 30, 2024, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

Liquidity and Capital Resources

As of September 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $25.0 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. There were no repurchases made during the three months ended September 30, 2024. As of September 30, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(13,706)	$(4,973)
Net cash used in investing activities	(2,606)	(5,094)
Net cash used in financing activities	(9,206)	(7,311)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, change in the fair value of contingent consideration, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, and changes in working capital components. Cash used in operating activities was $13.7 million for the three months ended September 30, 2024, compared to $5.0 million for the three months ended September 30, 2023.

Cash used in operating activities for the three months ended September 30, 2024 consisted of a net loss of $1.4 million and a net decrease in cash from changes in working capital of $34.3 million, offset by non-cash adjustments of $22.0 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $8.4 million, depreciation and amortization expense of $6.4 million, and provision for sales return and doubtful accounts receivable of $1.5 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $63.6 million and an increase in prepaid expenses and other assets of $0.8 million, offset by an increase in accrued liabilities of $17.6 million and an increase in accounts payable of $12.3 million. The increases in accounts receivable, and accrued liabilities and accounts payable were primarily due to higher revenue levels for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and timing of receipts and payments.

Cash used in operating activities for the three months ended September 30, 2023 consisted of a net loss of $10.6 million and a net decrease in cash from changes in working capital of $5.2 million, offset by non-cash adjustments of $10.8 million. The changes in working capital accounts were primarily attributable to a decrease in accounts payable of $3.6 million and a decrease in accrued liabilities of $2.5 million. The decrease in accounts payable was primarily due to lower marketing and media costs and lower operating expenses. The decrease in accrued liabilities was primarily due to the payment of fiscal year 2023 incentive compensation. The non-cash adjustments primarily consisted of depreciation and amortization expense of $5.3 million, stock-based compensation expense of $5.3 million.

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time. Cash used in investing activities was $2.6 million for the three months ended September 30, 2024, compared to $5.1 million for the three months ended September 30, 2023.

Cash used in investing activities in the three months ended September 30, 2024 was primarily due to internal software development costs of $2.2 million and capital expenditures of $0.4 million.

Cash used in investing activities in the three months ended September 30, 2023 was primarily due to internal software development costs of $3.5 million and capital expenditures of $1.6 million.

Financing Activities

Cash flows from financing activities generally include repurchases of common stock, payment of withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options and issuance of common stock under employee stock purchase plan, and post-closing payments related to business acquisitions. Cash used in financing activities was $9.2 million for the three months ended September 30, 2024, compared to $7.3 million for the three months ended September 30, 2023.

Cash used in financing activities in the three months ended September 30, 2024 was due to payment of withholding taxes related to the release of restricted stock, net of share settlement of $5.4 million and payment of post-closing payments and contingent consideration related to acquisitions of $5.1 million, offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $1.4 million.

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

There have been no material changes in our contractual obligations as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including two clients that accounted for 20% and 14% of our net revenue for three months ended September 30, 2024. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Changes in regulations, or the regulatory environment, applicable to us or our media sources, third party publishers or clients could also have a material adverse effect on our business. For example, in December 2023, the FCC adopted new rules to further restrict the transmission of text messages. One of these rules has been appealed and is being subjected to judicial review, but generally these new rules are scheduled to take effect over the course of 2024 and early 2025 to further restrict the transmission of text messages. The rules, among other things, amend TCPA consent requirements to prohibit the practice of allowing a single consumer consent to be grounds for multiple entities to deliver automated marketing calls and text messages, thereby requiring consent for such calls and text messages to be secured and provided on a “one-to-one” basis and requiring the consent to be “logically and topically associated” with the interaction that prompted the consent. Further, the new rules allow the FCC to “red flag” certain numbers, requiring mobile carriers to block texts from those numbers. The rules also codify that the national Do-Not-Call list protections apply to text messaging, making it illegal for marketing texts to be sent to numbers on the national Do-Not-Call registry absent an applicable exception. The FCC order adopting the new rules also encourages providers to make email-to-text messages an opt-in service for end users. Except for the “one-to-one” and “logically and topically associated” consent rule and the “red flag” blocking requirements, the new rules took effect on March 26, 2024. The “one-to-one” and “logically and topically associated” consent rule, which has been appealed, is scheduled to take effect on January 27, 2025, absent judicial intervention. The “red flag” blocking requirements requiring mobile wireless providers to block texts from phone numbers on a “reasonable” do-not-originate list became effective on September 3, 2024 and a similar rule which requires mobile wireless providers to block texts from numbers identified by the FCC through its Enforcement Bureau became effective on July 24, 2024.

As another example, in February 2024, the FCC adopted new rules governing the ability of call and text message recipients to revoke consent previously given and thereby “opt-out” of receiving future calls and text messages from a sender. These new rules specify when a call or text message recipient’s consent must be considered revoked and create certain presumptions about other forms of consent revocation that a sender of a call or text message can rebut pursuant to a totality of circumstances test administered by the FCC or a court. They also require valid consent revocations to be honored within a reasonable period not to exceed ten business days from receipt of such request. Additionally, when a recipient has consented to several categories of text messages from a sender and opt-out of a text message from that sender, the new rules permit a sender to seek to clarify the scope of the opt-out request through a one-time opt-out confirmation text message. This rule permitting a sender to seek such clarification through a one-time opt-out confirmation text message took effect on April 4, 2024. The remaining consent revocation rules are expected to take effect on April 11, 2025.

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired AquaVida in fiscal year 2024, Modernize, Mayo Labs and FCE in fiscal year 2021, and AmOne, CCM and MBT in fiscal year 2019. Furthermore, we divested our education client vertical in fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”) and VEMM, LLC (“VEMM”) along with its interests in EDB, and our mortgage client vertical in the second half of fiscal year 2020.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and in April 2022 authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of September 30, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangement

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K of the Securities Exchange Act.

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
Date: November 8, 2024