Form 10-Q/A
period 2024-09-30
QUINSTREET, INC
filed 2025-02-07
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Number of shares of common stock outstanding as of November 4, 2024: 56,262,970

EXPLANATORY NOTE

QuinStreet, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2025 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding a Rule 10b5-1 trading arrangement entered into by Douglas Valenti, our Chief Executive Officer on behalf of the Valenti Living Trust, during the quarter ended September 30, 2024, which was inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

On September 6, 2024, Douglas Valenti, our Chief Executive Officer, entered into a Rule 10b5-1 Plan, on behalf of the Valenti Living Trust, intended to satisfy the affirmative defense of Rule 10b5- 1(c) under the Exchange Act. The Valenti Living Trust Rule 10b5-1 Plan provides for the potential sale (beginning on December 9, 2024) of 780,000 shares of the Company's common stock. The Valenti Living Trust Rule 10b5-1 Plan expires on December 30, 2026, or upon the earlier completion of all the transactions authorized thereunder.

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
Date: February 7, 2025