Form 10-Q
period 2024-12-31
QUINSTREET, INC
filed 2025-02-07
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Number of shares of common stock outstanding as of January 31, 2025: 56,468,600

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$57,835	$50,488
Accounts receivable, net of allowances and reserves of $2,563 and $2,106 as of December 31, 2024 and June 30, 2024	150,360	111,786
Prepaid expenses and other assets	11,074	6,813
Total current assets	219,269	169,087
Property and equipment, net	17,732	19,858
Operating lease right-of-use assets	8,554	10,440
Goodwill	125,056	125,056
Intangible assets, net	33,072	38,008
Other assets, noncurrent	5,964	6,097
Total assets	$409,647	$368,546

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,357	$48,204
Accrued liabilities	91,078	68,822
Other liabilities	13,256	9,372
Total current liabilities	159,691	126,398
Operating lease liabilities, noncurrent	6,554	7,879
Other liabilities, noncurrent	19,150	17,444
Total liabilities	185,395	151,721
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 56,467,482 and 55,473,439 shares issued and outstanding as of December 31, 2024 and June 30, 2024	57	55
Additional paid-in capital	357,789	347,449
Accumulated other comprehensive loss	(268)	(268)
Accumulated deficit	(133,326)	(130,411)
Total stockholders' equity	224,252	216,825
Total liabilities and stockholders' equity	$409,647	$368,546

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net revenue	$282,596	$122,683	$561,815	$246,606
Cost of revenue (1)	255,842	115,830	506,656	232,104
Gross profit	26,754	6,853	55,159	14,502
Operating expenses: (1)
Product development	8,710	7,272	17,330	14,909
Sales and marketing	5,083	3,325	9,227	6,449
General and administrative	14,349	7,651	31,197	14,438
Operating loss	(1,388)	(11,395)	(2,595)	(21,294)
Interest income	3	166	17	332
Interest expense	(126)	(111)	(250)	(222)
Other (expense) income	(83)	38	(181)	67
Loss before income taxes	(1,594)	(11,302)	(3,009)	(21,117)
Benefit from (provision for) income taxes	45	(252)	94	(1,002)
Net loss	$(1,549)	$(11,554)	$(2,915)	$(22,119)

Comprehensive loss:
Net loss	$(1,549)	$(11,554)	$(2,915)	$(22,119)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(2)
Comprehensive loss	$(1,549)	$(11,554)	$(2,915)	$(22,121)

Net loss per share, basic and diluted	$(0.03)	$(0.21)	$(0.05)	$(0.41)

Weighted-average shares used in computing net loss per share, basic and diluted	56,335	54,759	56,079	54,612

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,337	$2,229	$6,212	$4,281
Product development	1,236	837	2,282	1,610
Sales and marketing	1,325	723	2,420	1,363
General and administrative	3,154	2,279	6,545	4,089

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2024	56,127,603	$56	—	$—	$351,807	$(268)	$(131,777)	$219,818
Issuance of common stock upon exercise of stock options	513	—	—	—	7	—	—	7
Release of restricted stock, net of share settlement	339,366	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,052	—	—	9,052
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(3,076)	—	—	(3,076)
Net loss	—	—	—	—	—	—	(1,549)	(1,549)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balances at December 31, 2024	56,467,482	$57	—	$—	$357,789	$(268)	$(133,326)	$224,252

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2023	54,648,886	$55	—	$—	$332,194	$(268)	$(109,645)	$222,336
Issuance of common stock upon exercise of stock options	50,650	—	—	—	173	—	—	173
Release of restricted stock, net of share settlement	258,109	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,081	—	—	6,081
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,161)	—	—	(1,161)
Repurchase of common stock	—	—	(70,107)	(622)	—	—	—	(622)
Retirement of treasury stock	(70,107)		70,107	622	(622)	—	—	—
Net loss	—	—	—	—	—	—	(11,554)	(11,554)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balances at December 31, 2023	54,887,538	$55	—	$—	$336,665	$(268)	$(121,199)	$215,253

See notes to condensed consolidated financial statements

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2024	55,473,439	$55	—	$—	$347,449	$(268)	$(130,411)	$216,825
Issuance of common stock upon exercise of stock options	40,863	—	—	—	171	—	—	171
Release of restricted stock, net of share settlement	810,992	2	—	—	(2)	—	—	—
Issuance of common stock under the employee stock purchase plan	142,188	—	—	—	1,198	—	—	1,198
Stock-based compensation expense	—	—	—	—	17,473	—	—	17,473
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(8,500)	—	—	(8,500)
Repurchase of common stock	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,915)	(2,915)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balances at December 31, 2024	56,467,482	$57	—	$—	$357,789	$(268)	$(133,326)	$224,252

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2023	54,192,928	$54	—	$—	$329,093	$(266)	$(99,080)	$229,801
Issuance of common stock upon exercise of stock options	165,136	—	—	—	589	—	—	589
Release of restricted stock, net of share settlement	636,331	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	140,761	—	—	—	1,164	—	—	1,164
Stock-based compensation expense	—	—	—	—	11,368	—	—	11,368
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(3,348)	—	—	(3,348)
Repurchase of common stock	—	—	(247,618)	(2,200)	—	—	—	(2,200)
Retirement of treasury stock	(247,618)	—	247,618	2,200	(2,200)	—	—	—
Net loss	—	—	—	—	—	—	(22,119)	(22,119)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balances at December 31, 2023	54,887,538	$55	—	$—	$336,665	$(268)	$(121,199)	$215,253

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(2,915)	$(22,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17,459	11,343
Depreciation and amortization	12,679	11,051
Change in the fair value of contingent consideration	11,194	—
Provision for sales returns and doubtful accounts receivable	1,793	382
Non-cash lease expense	83	(610)
Deferred income taxes	(154)	745
Other adjustments, net	(247)	(230)
Changes in assets and liabilities:
Accounts receivable	(40,367)	(7,361)
Prepaid expenses and other assets	(4,262)	2,000
Accounts payable	7,222	(4,725)
Accrued liabilities	22,487	897
Net cash provided by (used in) operating activities	24,972	(8,627)
Cash Flows from Investing Activities
Capital expenditures	(884)	(2,962)
Internal software development costs	(4,490)	(6,415)
Net cash used in investing activities	(5,374)	(9,377)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,369	1,700
Payment of withholding taxes related to release of restricted stock, net of share settlement	(8,500)	(3,348)
Post-closing payments and contingent consideration related to acquisitions	(5,144)	(6,229)
Repurchase of common stock	—	(2,288)
Net cash used in financing activities	(12,275)	(10,165)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	12
Net decrease in cash, cash equivalents and restricted cash	7,347	(28,157)
Cash, cash equivalents and restricted cash at beginning of period	50,503	73,692
Cash, cash equivalents and restricted cash at end of period	$57,850	$45,535
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$57,835	$45,520
Restricted cash included in other assets, noncurrent	15	15
Total cash, cash equivalents and restricted cash	$57,850	$45,535
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$223	$170
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,143	1,579
Retirement of treasury stock	—	(2,200)

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2024 and for the three and six months ended December 31, 2024 and 2023 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on August 21, 2024. The condensed consolidated balance sheet at June 30, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at December 31, 2024, its condensed consolidated statements of operations and comprehensive loss, stockholders’ equity for the three and six months ended December 31, 2024 and 2023 and condensed consolidated statements of cash flows for the six months ended December 31, 2024 and 2023. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to our significant accounting policies as of and for the six months ended December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2023-09) to expand the disclosure requirements for income statement expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

ASU’s not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company’s condensed consolidated financial statements or disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net revenue:
Financial Services	$219,934	$71,334	$430,825	$143,458
Home Services	59,575	49,333	124,650	98,728
Other Revenue	3,087	2,016	6,340	4,420
Total net revenue	$282,596	$122,683	$561,815	$246,606

Contract Balances

The contract liabilities representing client deposits from the Company’s contracts with its clients were $1.2 million and $1.3 million as of December 31, 2024 and June 30, 2024.

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the six months ended December 31, 2024 was related to advance consideration received from clients of $4.2 million, offset by revenue recognized of $4.3 million.

Accounts Receivable and Allowances

The allowance for credit losses on accounts receivable was $1.4 million and $0.8 million as of December 31, 2024 and June 30, 2024. The revenue reserve was $1.2 million and $1.3 million as of December 31, 2024 and June 30, 2024. The total allowance for credit losses and revenue reserve was $2.6 million and $2.1 million as of December 31, 2024 and June 30, 2024.

Concentrations of Credit Risk

The Company had two clients that accounted for 23% and 18% of net revenue for the three months ended December 31, 2024, and 21% and 16% of net revenue for the six months ended December 31, 2024. No clients accounted for more than 10% of net revenue for both the three and six months ended December 31, 2023. The same clients accounted for 15% and 24% of accounts receivable as of December 31, 2024, and 13% and 11% of accounts receivable as of June 30, 2024.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net loss	$(1,549)	$(11,554)	$(2,915)	$(22,119)
Denominator:
Weighted-average shares of common stock used in computing basic net loss per share	56,335	54,759	56,079	54,612
Weighted average effect of dilutive securities	—	—	—	—
Weighted average shares of common stock used in computing diluted net loss per share	56,335	54,759	56,079	54,612

Net loss per share, basic and diluted (1)	$(0.03)	$(0.21)	$(0.05)	$(0.41)
Securities excluded from weighted-average shares used in computing diluted net loss per share because the effect would have been anti-dilutive (2)	4,962	4,596	5,032	4,545

(1)
Diluted net loss per share does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net losses incurred during the three and six months ended December 31, 2024 and 2023. The assumed issuance of any additional shares would be anti-dilutive.
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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31, 2024				June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$406	$—	$—	$406	$2,215	$—	$—	$2,215
Liabilities:
Post-closing payments related to acquisitions	$—	$12,951	$—	$12,951	$—	$18,143	$—	$18,143
Contingent consideration related to acquisitions	—	—	13,400	13,400	—	—	2,466	2,466
Total	$—	$12,951	$13,400	$26,351	$—	$18,143	$2,466	$20,609

Reported as:
Cash and cash equivalents				$406				$2,215
Other Liabilities:
Current				$13,256				$9,372
Noncurrent				13,095				11,237
Total				$26,351				$20,609

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

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of AquaVida and CloudControlMedia, LLC (“CCM”). The AquaVida contingent consideration is based upon a percentage of margin achieved and is uncapped over a four year period. The CCM contingent consideration is based upon revenue targets. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected gross margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected gross margin, or discount rates would have a material impact on the fair value of the contingent consideration. The change in contingent consideration liability from the acquisition date to the final amount paid will be recognized in earnings at each reporting date. The Company recorded an increase of $5.0 million and $11.3 million to the fair value of the contingent consideration of AquaVida for the three and six months ended December 31, 2024, which is included in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration of AquaVida increased from $2.1 million at the acquisition date to $13.4 million as of December 31, 2024.

The following table represents the changes in the contingent consideration during the three and six months ended December 31, 2024 (in thousands):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2024	2024
Balance at the beginning of period	$8,400	$2,466
Changes in fair value during the period	5,000	11,194
Payments made during the period	—	(260)
Balance at the end of period	$13,400	$13,400

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

AquaVida

On March 1, 2024, the Company acquired certain assets of AquaVida, a performance-based marketing company specializing in media generation, to broaden the Company's access to large and meaningful media channels in all verticals. In exchange for the assets of AquaVida, the Company paid $2.0 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over a four-year period, with the first installment payable twelve months following the date of closing. The purchase consideration also includes a contingent consideration based on future media margin results, payable annually for four years following the date of closing.

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

7. Goodwill and Intangible Assets, Net

Goodwill

As of December 31, 2024 and June 30, 2024, the Company had goodwill of $125.1 million. There were no impairments to goodwill during the six months ended December 31, 2024.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2024			June 30, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$93,511	$(72,633)	$20,878	$93,511	$(68,770)	$24,741
Content	43,106	(43,094)	12	43,106	(43,068)	38
Website/trade/domain names	25,422	(20,327)	5,095	25,422	(20,051)	5,371
Acquired technology and others	43,014	(35,927)	7,087	43,014	(35,156)	7,858
Total	$205,053	$(171,981)	$33,072	$205,053	$(167,045)	$38,008

Amortization of intangible assets was $2.5 million and $4.9 million for the three and six months ended December 31, 2024 and $2.6 million and $5.2 million for the three and six months ended December 31, 2023.

Future amortization expense for the Company’s intangible assets as of December 31, 2024 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2025 (remaining six months)	$4,597
2026	6,887
2027	5,864
2028	5,281
2029	4,234
Thereafter	6,209
Total	$33,072

8. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $45 thousand and $94 thousand for the three and six months ended December 31, 2024, and a provision for income taxes of $0.3 million and $1.0 million for the three and six months ended December 31, 2023. The tax benefit for the second quarter of 2024 was related to losses incurred by the Company in the interim period. The tax provision for the second quarter of 2023 was primarily related to foreign operations and the tax amortization of goodwill.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of December 31, 2024, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Operating lease expense	$804	$690	$1,815	$2,139
Short-term lease expense	195	179	495	356
Variable lease expense (1)	61	210	125	420
Total lease expense	$1,060	$1,079	$2,435	$2,915

(1)
Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Six Months Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,639	$3,095

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$—	$7,044

Weighted average remaining lease term - operating leases	3.9 years	4.5 years
Weighted average discount rate - operating leases	6.9%	6.2%

Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remaining six months)	$1,711
2026	2,688
2027	2,701
2028	2,728
2029	1,457
Thereafter	208
Total minimum lease payments	$11,493
Less imputed interest	(2,328)
Present value of net minimum lease payments	$9,165
Operating lease liabilities:
Current (included in Accrued Liabilities)	$2,611
Noncurrent	6,554
Total	$9,165

As of December 31, 2024, the Company had additional undiscounted future minimum payments of $1.6 million relating to operating lease for office spaces that had been signed but had not yet commenced. This operating lease will commence during the third quarter of fiscal year 2025 and will have a lease term of approximately 6 years.

10. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2024 and June 30, 2024.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2024 and June 30, 2024.

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

11. Stockholders’ Equity and Stock Benefit Plans

Stock Repurchases

In April 2022, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to $40.0 million of the Company's common stock. There was no stock repurchase activity during the three and six months ended December 31, 2024. As of December 31, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

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

As of December 31, 2024, 23,125,612 shares were reserved and 7,175,705 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 1,871,841 shares were available for issuance under the Directors’ Plan.

Stock-based Compensation Expense

The following table summarizes the components of stock-based compensation by grant type:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Stock options	$59	$90	$123	$155
Restricted stock units	8,708	5,446	16,711	10,273
Employee stock purchase plan	285	544	625	915
Total stock-based compensation expense	$9,052	$6,080	$17,459	$11,343

Stock Award Activities

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The outstanding stock options as of December 31, 2024 totaled 189,403 shares.

Service-Based RSU

The Company estimates the fair value of service-based RSUs based on the closing price of the Company’s common stock on the grant date. The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2024	3,421,867	$10.59	1.26	$56,769
Granted	1,611,752
Vested	(980,134)
Forfeited	(94,733)
Outstanding at December 31, 2024	3,958,752	$13.85	1.43	$91,330

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

The following table summarizes the performance-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2024	1,016,685	$14.24	1.12	$16,867
Granted	810,850	23.07
Vested	(285,245)	17.09
Forfeited	(59,086)	9.50
Outstanding at December 31, 2024	1,483,204	$19.58	1.50	$34,219

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. During the three months ended December 31, 2024, no shares of common stock were purchased under the 2021 ESPP. During the six months ended December 31, 2024, 142,188 shares of common stock were purchased under the 2021 ESPP at a weighted-average price of $8.42. As of December 31, 2024, 1,426,771 shares were available for issuance under the 2021 ESPP. The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model.

ESPP employee payroll contributions accrued as of December 31, 2024 included within accrued liabilities on the Company’s condensed consolidated balance sheet was $1.6 million, and will be used to purchase shares at the ESPP purchase period ending on February 24, 2025.

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net revenue:
United States	$279,290	$121,353	$556,056	$243,727
International	3,306	1,330	5,759	2,879
Total net revenue	$282,596	$122,683	$561,815	$246,606

	December 31,	June 30,
	2024	2024
Property and equipment, net:
United States	$17,496	$19,643
International	236	215
Total property and equipment, net	$17,732	$19,858

	December 31,	June 30,
	2024	2024
Other intangible assets, net:
United States	$33,072	$38,008
International	—	—
Total other intangible assets, net	$33,072	$38,008

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

Our financial services client vertical represented 78% and 77% of net revenue for the three and six months ended December 31, 2024, and 58% of net revenue for both the three and six months ended December 31, 2023. Our home services client vertical represented 21% and 22% of net revenue for the three and six months ended December 31, 2024, and 40% of net revenue for both the three and six months ended December 31, 2023. Other revenue, which primarily includes performance marketing agency and technology services, represented 1% of net revenue for both the three and six months ended December 31, 2024 and 2% of net revenue for both the three and six months ended December 31, 2023. We generated the majority of our revenue from sales to clients in the United States.

Two clients in our financial services client vertical accounted for 23% and 18% of our net revenue for the three months ended December 31, 2024, and 21% and 16% of our net revenue for the six months ended December 31, 2024. No client accounted for 10% or more of our net revenue for both the three and six months ended December 31, 2023.

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

In addition, within our financial services client vertical, we derive a significant amount of revenue from auto insurance carriers and our financial results depend on the performance of the auto insurance industry, which may be affected by macroeconomic conditions, extreme-weather related events and supply chain events existing or occurring from time to time. Specifically, starting in the first half of fiscal 2022, inflation, weather-related and supply chain events led to increases in insurance industry loss ratios, which resulted in our auto insurance industry clients decreasing their advertising spending, which had an adverse effect on our business. Beginning in calendar 2024, the auto insurance industry began to benefit from rate increases and product optimizations which allowed increased advertising spending which resulted in increases in our revenues and reduction to quarterly net losses. Beginning fiscal 2025, excluding charges associated with the increase in the fair value of the contingent consideration for the AquaVida acquisition due to greater than expected performance, we would have reported a return to net income.

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

Development, Acquisition and Retention of High Quality Targeted Media

One of the primary challenges of our business is finding or creating media that is high quality and targeted enough to attract prospects for our clients at costs that provide a sound financial outcome for us. In order to grow our business, we must be able to find, develop, or acquire and retain quality targeted media on a cost-effective basis. Consolidation of media sources, changes in search engine algorithms and increased competition for available media has, during some periods, limited and may continue to limit our ability to generate revenue at acceptable margins. To offset this impact, we have developed new sources of media, including entering into strategic partnerships with other marketing and media companies and acquisitions. Such partnerships include takeovers of performance marketing functions for large web media properties; backend monetization of unmatched traffic for clients with large media buys; and white label products for other performance marketing companies. We have also focused on growing our revenue from call center, native, email, mobile and social media traffic sources.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of December 31, 2024; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other (expense) income, net includes gains and losses on foreign currency exchange, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$282,596	100.0%	$122,683	100.0%	$561,815	100.0%	$246,606	100.0%
Cost of revenue (1)	255,842	90.5	115,830	94.4	506,656	90.2	232,104	94.1
Gross profit	26,754	9.5	6,853	5.6	55,159	9.8	14,502	5.9
Operating expenses: (1)
Product development	8,710	3.1	7,272	5.9	17,330	3.1	14,909	6.0
Sales and marketing	5,083	1.8	3,325	2.7	9,227	1.6	6,449	2.6
General and administrative	14,349	5.1	7,651	6.2	31,197	5.6	14,438	5.9
Operating loss	(1,388)	(0.5)	(11,395)	(9.3)	(2,595)	(0.5)	(21,294)	(8.6)
Interest income	3	—	166	0.1	17	—	332	0.1
Interest expense	(126)	—	(111)	(0.1)	(250)	—	(222)	(0.1)
Other (expense) income	(83)	—	38	—	(181)	—	67	—
Loss before income taxes	(1,594)	(0.6)	(11,302)	(9.2)	(3,009)	(0.5)	(21,117)	(8.6)
Benefit from (provision for) income taxes	45	—	(252)	(0.2)	94	—	(1,002)	(0.4)
Net loss	$(1,549)	(0.5)%	$(11,554)	(9.4)%	$(2,915)	(0.5)%	$(22,119)	(9.0)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,337	1.2%	$2,229	1.8%	$6,212	1.1%	$4,281	1.7%
Product development	1,236	0.4	837	0.7	2,282	0.4	1,610	0.7
Sales and marketing	1,325	0.5	723	0.6	2,420	0.4	1,363	0.6
General and administrative	3,154	1.1	2,279	1.9	6,545	1.2	4,089	1.7

Gross Profit

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2024	2023	2024	2023	% Change	% Change
	(In thousands)
Net revenue	$282,596	$122,683	$561,815	$246,606	130%	128%
Cost of revenue	255,842	115,830	506,656	232,104	121%	118%
Gross profit	$26,754	$6,853	$55,159	$14,502	290%	280%

Gross profit %	9%	6%	10%	6%

Net Revenue

Net revenue increased by $159.9 million, or 130%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Revenue from our financial services client vertical increased by $148.6 million, or 208%, primarily due to an increase in revenue in our insurance business, which increased by $146.3 million, or 492%, attributable to higher demand from a broad base of carrier clients. Revenue from our home services client vertical increased by $10.2 million, or 21%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $3.1 million of revenue for the three months ended December 31, 2024, as compared to $2.0 million of revenue for the three months ended December 31, 2023.

Net revenue increased by $315.2 million, or 128%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. Revenue from our financial services client vertical increased by $287.4 million, or 200%, primarily due to an increase in revenue in our insurance business, which increased by $276.4 million, or 501%, attributable to higher demand from a broad base of carrier clients. Revenue from our home services client vertical increased by $25.9 million, or 26%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $6.3 million of revenue for the six months ended December 31, 2024, as compared to $4.4 million of revenue for the six months ended December 31, 2023.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $140.0 million, or 121%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily driven by increased media and marketing costs of $136.0 million due to higher revenue volumes, increased personnel costs of $2.8 million mainly attributable to increased annual salary and increased stock-based compensation expense. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 9% and 6% for the three months ended December 31, 2024, and 2023. The increase in gross profit margin was attributable to a decrease in personnel cost and depreciation as percentage of net revenue, offset by a higher mix of revenue from our financial services client vertical which had a higher media cost as a percentage of revenue.

Cost of revenue increased by $274.6 million, or 118%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily driven by increased media and marketing costs of $267.9 million due to higher revenue volumes, increased personnel costs of $4.1 million mainly attributable to increased annual salary and increased stock-based compensation expense, and increased depreciation expense of $1.5 million primarily due to additional capitalization of internally developed software. Gross profit margin was 10% and 6% for the six months ended December 31, 2024 and 2023. The increase in gross profit margin was attributable to a decrease in personnel cost and depreciation as percentage of net revenue, offset by a higher mix of revenue from our financial services client vertical which had a higher media cost as a percentage of revenue.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2024	2023	2024	2023	% Change	% Change
	(In thousands)
Product development	$8,710	$7,272	$17,330	$14,909	20%	16%
Sales and marketing	5,083	3,325	9,227	6,449	53%	43%
General and administrative	14,349	7,651	31,197	14,438	88%	116%
Operating expenses	$28,142	$18,248	$57,754	$35,796	54%	61%

Product Development Expenses

Product development expenses increased by $1.4 million, or 20%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to increased personnel cost of $1.4 million due to higher annual employee compensation expense and increased stock-based compensation expense.

Product development expenses increased by $2.4 million, or 16%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to increased personnel cost of $2.5 million due to higher annual employee compensation expense and increased stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.8 million, or 53%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to increased personnel cost of $1.7 million due to higher average headcount, increased annual employee compensation expense and increased stock-based compensation expense.

Sales and marketing expenses increased by $2.8 million, or 43%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to increased personnel cost of $2.8 million due to higher average headcount, increased annual employee compensation expense and increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $6.7 million, or 88%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to an adjustment to the fair value of contingent consideration of $5.0 million in the second quarter of fiscal year 2025, increased stock-based compensation expense of $0.9 million as a result of an increase in the share price.

General and administrative expenses increased by $16.8 million, or 116%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to an adjustment to the fair value of contingent consideration of $11.2 million in the first two quarters of fiscal year 2025, increased stock-based compensation expense of $2.5 million as a result of an increase in the share price.

Benefit from (Provision for) Income Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(In thousands)
Benefit from (provision for) income taxes	$45	$(252)	$94	$(1,002)

The Company recorded a benefit from income taxes of $45 thousand and $94 thousand for the three and six months ended December 2024, and a provision for income taxes of $0.3 million and $1.0 million for the three and six months ended December 31, 2023.

As of December 31, 2024, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

Liquidity and Capital Resources

As of December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $57.8 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. There were no repurchases made during the three and six months ended December 31, 2024. As of December 31, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$24,972	$(8,627)
Net cash used in investing activities	(5,374)	(9,377)
Net cash used in financing activities	(12,275)	(10,165)

Operating Activities

Cash flows from operating activities are primarily the result of our net loss adjusted for depreciation and amortization, change in the fair value of contingent consideration, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, and changes in working capital components. Cash provided by operating activities was $25.0 million for the six months ended December 31, 2024, compared to cash used in operating activities of $8.6 million for the six months ended December 31, 2023.

Cash provided by operating activities for the six months ended December 31, 2024 consisted of a net loss of $2.9 million and a net decrease in cash from changes in working capital of $14.9 million, offset by non-cash adjustments of $42.8 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $17.5 million, depreciation and amortization expense of $12.7 million, change in the fair value of contingent consideration of $11.2 million, and provision for sales return and doubtful accounts receivable of $1.8 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $40.4 million and an increase in prepaid expenses and other assets of $4.3 million, offset by an increase in accrued liabilities of $22.5 million and an increase in accounts payable of $7.2 million. The increases in accounts receivable, and accrued liabilities and accounts payable were primarily due to higher revenue levels for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023, and timing of receipts and payments.

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

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time. Cash used in investing activities was $5.4 million for the six months ended December 31, 2024, compared to $9.4 million for the six months ended December 31, 2023.

Cash used in investing activities in the six months ended December 31, 2024 was primarily due to internal software development costs and capital expenditures of $5.4 million.

Cash used in investing activities in the six months ended December 31, 2023 was primarily due to internal software development costs and capital expenditures of $9.4 million.

Financing Activities

Cash flows from financing activities generally include repurchases of common stock, payment of withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options and issuance of common stock under employee stock purchase plan, and post-closing payments related to business acquisitions. Cash used in financing activities was $12.3 million for the six months ended December 31, 2024, compared to $10.2 million for the six months ended December 31, 2023.

Cash used in financing activities in the six months ended December 31, 2024 was due to payment of withholding taxes related to the release of restricted stock, net of share settlement of $8.5 million and payment of post-closing payments and contingent consideration related to acquisitions of $5.1 million, offset by proceeds from the issuance of common stock under the employee stock purchase plan of $1.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including two clients that accounted for 23% and 18% of our net revenue for three months ended December 31, 2024, and 21% and 16% of our net revenue for six months ended December 31, 2024. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Changes in regulations, or the regulatory environment, applicable to us or our media sources, third party publishers or clients could also have a material adverse effect on our business. For example, in December 2023, the FCC adopted new rules under the TCPA. The rules, among other things, amended TCPA consent requirements to prohibit the practice of allowing a single consumer consent to be grounds for multiple entities to deliver automated marketing calls and text messages using automated dialing and prerecorded messages, thereby requiring consent for such calls and text messages to be secured and provided on a “one-to-one” basis and requiring the consent to be “logically and topically associated” with the interaction that prompted the consent. The U.S. Court of Appeals for the Eleventh Circuit vacated the "one-to-one" and “logically and topically associated” aspects of these rules on January 24, 2025.

Notwithstanding the decision from the U.S. Court of Appeals for the Eleventh Circuit, the new rules allow the FCC to “red flag” certain numbers, requiring mobile carriers to block texts from those numbers. The rules also codify that the national Do-Not-Call list protections apply to text messaging, making it illegal for marketing texts to be sent to numbers on the national Do-Not-Call registry absent an applicable exception. The FCC order adopting the new rules also encourages providers to make email-to-text messages an opt-in service for end users. These new rules pertaining to text messaging took effect on March 26, 2024. As another example, in

February 2024, the FCC adopted new rules governing the ability of call and text message recipients to revoke consent previously given and thereby “opt-out” of receiving future calls and text messages from a sender. These new rules specify when a call or text message recipient’s consent must be considered revoked and create certain presumptions about other forms of consent revocation that a sender of a call or text message can rebut pursuant to a totality of circumstances test administered by the FCC or a court. They also require valid consent revocations to be honored within a reasonable period not to exceed ten business days from receipt of such request. Additionally, when a recipient has consented to several categories of text messages from a sender and opt-out of a text message from that sender, the new rules permit a sender to seek to clarify the scope of the opt-out request through a one-time opt-out confirmation text message. This rule permitting a sender to seek such clarification through a one-time opt-out confirmation text message took effect on April 4, 2024. The remaining consent revocation rules are expected to take effect on April 11, 2025.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and in April 2022 authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of December 31, 2024, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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
•
changes in foreign political and economic conditions, including as a result of the Russia-Ukraine military conflict or conflicts in the middle east;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangement

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K of the Securities Exchange Act.

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