Form 10-Q
period 2025-03-31
QUINSTREET, INC
filed 2025-05-08
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of common stock outstanding as of May 2, 2025: 56,951,925

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$81,815	$50,488
Accounts receivable, net of allowances and reserves of $2,235 and $2,106 as of March 31, 2025 and June 30, 2024	137,241	111,786
Prepaid expenses and other assets	9,328	6,813
Total current assets	228,384	169,087
Property and equipment, net	17,000	19,858
Operating lease right-of-use assets	10,311	10,440
Goodwill	125,056	125,056
Intangible assets, net	30,767	38,008
Other assets, noncurrent	5,717	6,097
Total assets	$417,235	$368,546

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,819	$48,204
Accrued liabilities	86,918	68,822
Other liabilities	13,937	9,372
Total current liabilities	156,674	126,398
Operating lease liabilities, noncurrent	7,992	7,879
Other liabilities, noncurrent	17,094	17,444
Total liabilities	181,760	151,721
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 56,944,626 and 55,473,439 shares issued and outstanding as of March 31, 2025 and June 30, 2024	58	55
Additional paid-in capital	364,595	347,449
Accumulated other comprehensive loss	(268)	(268)
Accumulated deficit	(128,910)	(130,411)
Total stockholders' equity	235,475	216,825
Total liabilities and stockholders' equity	$417,235	$368,546

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net revenue	$269,842	$168,587	$831,657	$415,193
Cost of revenue (1)	241,980	154,276	748,636	386,380
Gross profit	27,862	14,311	83,021	28,813
Operating expenses: (1)
Product development	8,850	7,549	26,180	22,457
Sales and marketing	5,140	3,626	14,367	10,076
General and administrative	8,960	8,468	40,157	22,906
Operating income (loss)	4,912	(5,332)	2,317	(26,626)
Interest income	3	49	20	381
Interest expense	(66)	(293)	(316)	(515)
Other (expense) income	44	(2,028)	(137)	(1,961)
Income (loss) before income taxes	4,893	(7,604)	1,884	(28,721)
(Provision for) benefit from income taxes	(477)	556	(383)	(446)
Net income (loss)	$4,416	$(7,048)	$1,501	$(29,167)

Comprehensive income (loss):
Net income (loss)	$4,416	$(7,048)	$1,501	$(29,167)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(2)
Comprehensive income (loss)	$4,416	$(7,048)	$1,501	$(29,169)

Net income (loss) per share:
Basic	$0.08	$(0.13)	$0.03	$(0.53)
Diluted	$0.08	$(0.13)	$0.03	$(0.53)

Weighted-average shares used in computing net income (loss) per share:
Basic	56,696	55,065	56,282	54,764
Diluted	58,657	55,065	58,321	54,764

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,682	$2,203	$8,894	$6,483
Product development	1,042	789	3,324	2,399
Sales and marketing	980	794	3,400	2,157
General and administrative	2,369	2,948	8,914	7,038

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	56,467,482	$57	—	$—	$357,789	$(268)	$(133,326)	$224,252
Issuance of common stock upon exercise of stock options	69,770	—	—	—	811	—	—	811
Release of restricted stock, net of share settlement	206,546	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	200,828	—	—	—	1,743	—	—	1,743
Stock-based compensation expense	—	—	—	—	7,073	—	—	7,073
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(2,820)	—	—	(2,820)
Net income	—	—	—	—	—	—	4,416	4,416
Other comprehensive loss	—	—	—	—	—	—	—	—
Balances at March 31, 2025	56,944,626	$58	—	$—	$364,595	$(268)	$(128,910)	$235,475

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	54,887,538	$55	—	$—	$336,665	$(268)	$(121,199)	$215,253
Issuance of common stock upon exercise of stock options	28,750	—	—	—	186	—	—	186
Release of restricted stock, net of share settlement	181,880	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	176,633	—	—	—	1,409	—	—	1,409
Stock-based compensation expense	—	—	—	—	6,734	—	—	6,734
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,570)	—	—	(1,570)
Net loss	—	—	—	—	—	—	(7,048)	(7,048)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balances at March 31, 2024	55,274,801	$55	—	$—	$343,424	$(268)	$(128,247)	$214,964

See notes to condensed consolidated financial statements

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2024	55,473,439	$55	—	$—	$347,449	$(268)	$(130,411)	$216,825
Issuance of common stock upon exercise of stock options	110,633	—	—	—	982	—	—	982
Release of restricted stock, net of share settlement	1,017,538	3	—	—	(3)	—	—	—
Issuance of common stock under the employee stock purchase plan	343,016	—	—	—	2,941	—	—	2,941
Stock-based compensation expense	—	—	—	—	24,546	—	—	24,546
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(11,320)	—	—	(11,320)
Net income	—	—	—	—	—	—	1,501	1,501
Other comprehensive loss	—	—	—	—	—	—	—	—
Balances at March 31, 2025	56,944,626	$58	—	$—	$364,595	$(268)	$(128,910)	$235,475

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2023	54,192,928	$54	—	$—	$329,093	$(266)	$(99,080)	$229,801
Issuance of common stock upon exercise of stock options	193,886	—	—	—	775	—	—	775
Release of restricted stock, net of share settlement	818,211	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	317,394	—	—	—	2,573	—	—	2,573
Stock-based compensation expense	—	—	—	—	18,103	—	—	18,103
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(4,919)	—	—	(4,919)
Repurchase of common stock	—	—	(247,618)	(2,200)	(2,200)	—	—	(4,400)
Retirement of treasury stock	(247,618)	—	247,618	2,200	—	—	—	2,200
Net loss	—	—	—	—	—	—	(29,167)	(29,167)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balances at March 31, 2024	55,274,801	$55	—	$—	$343,424	$(268)	$(128,247)	$214,964

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$1,501	$(29,167)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	24,532	18,063
Depreciation and amortization	18,648	17,276
Impairment of Investment	—	2,000
Change in the fair value of contingent consideration	12,394	—
Provision for sales returns and doubtful accounts receivable	1,693	708
Non-cash lease expense (income)	35	(559)
Deferred income taxes	278	187
Other adjustments, net	(170)	(266)
Changes in assets and liabilities:
Accounts receivable	(27,148)	(32,599)
Prepaid expenses and other assets	(2,515)	2,481
Accounts payable	7,701	2,297
Accrued liabilities	18,134	15,062
Net cash provided by (used in) operating activities	55,083	(4,517)
Cash Flows from Investing Activities
Capital expenditures	(1,523)	(4,173)
Internal software development costs	(6,864)	(8,903)
Acquisitions, net of cash acquired	—	(4,510)
Other investing activities	—	(1,500)
Net cash used in investing activities	(8,387)	(19,086)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,923	3,296
Payment of withholding taxes related to release of restricted stock, net of share settlement	(11,323)	(4,920)
Post-closing payments and contingent consideration related to acquisitions	(7,985)	(6,573)
Repurchase of common stock	—	(2,288)
Net cash used in financing activities	(15,385)	(10,485)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17	13
Net increase (decrease) in cash, cash equivalents and restricted cash	31,328	(34,075)
Cash, cash equivalents and restricted cash at beginning of period	50,503	73,692
Cash, cash equivalents and restricted cash at end of period	$81,831	$39,617
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	81,815	$39,602
Restricted cash included in other assets, noncurrent	16	15
Total cash, cash equivalents and restricted cash	$81,831	$39,617
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$351	$294
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,052	1,455
Post-closing payments unpaid at acquisition date (see Note 6)	—	7,161
Contingent consideration unpaid at acquisition date (see Note 6)	—	2,100
Retirement of treasury stock (see Note 11)	—	(2,200)

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2025 and for the three and nine months ended March 31, 2025 and 2024 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on August 21, 2024. The condensed consolidated balance sheet at June 30, 2024 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2025, its condensed consolidated statements of operations and comprehensive loss, stockholders’ equity for the three and nine months ended March 31, 2025 and 2024 and condensed consolidated statements of cash flows for the nine months ended March 31, 2025 and 2024. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to our significant accounting policies as of and for the nine months ended March 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2023-09) to expand the disclosure requirements for income statement expenses. In January 2025, the FASB issued ASU 2025-01, to further clarify the effective date. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

ASU’s not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company’s condensed consolidated financial statements or disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net revenue:
Financial Services	$199,724	$112,250	$630,549	$255,708
Home Services	65,448	53,908	190,098	152,636
Other Revenue	4,670	2,429	11,010	6,849
Total net revenue	$269,842	$168,587	$831,657	$415,193

Contract Balances

The contract liabilities representing client deposits from the Company’s contracts with its clients were $1.2 million and $1.3 million as of March 31, 2025 and June 30, 2024.

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the nine months ended March 31, 2025 was related to advance consideration received from clients of $5.2 million, offset by revenue recognized of $5.4 million.

Accounts Receivable and Allowances

The allowance for credit losses on accounts receivable was $1.1 million and $0.8 million as of March 31, 2025 and June 30, 2024. The revenue reserve was $1.1 million and $1.3 million as of March 31, 2025 and June 30, 2024. The total allowance for credit losses and revenue reserve was $2.2 million and $2.1 million as of March 31, 2025 and June 30, 2024.

Concentrations of Credit Risk

The Company had one client that accounted for 27% of net revenue for the three months ended March 31, 2025, and two clients that accounted for 23% and 13% of net revenue for the nine months ended March 31, 2025. The Company had one client that accounted for 15% of net revenue for the three months ended March 31, 2024 and no clients that accounted for more than 10% of revenue for the nine months ended March 31, 2024. The Company had one client that accounted for 16% of accounts receivable as of March 31, 2025, and two clients' that accounted for 13% and 11% of accounts receivable as of June 30, 2024.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic and Diluted:
Net income (loss)	$4,416	$(7,048)	$1,501	$(29,167)
Denominator:
Basic:
Weighted-average shares of common stock used in computing basic net income (loss) per share	56,696	55,065	56,282	54,764
Diluted:
Weighted-average shares of common stock used in computing basic net income (loss) per share	56,696	55,065	56,282	54,764
Weighted average effect of dilutive securities	1,961	—	2,039	—
Weighted average shares of common stock used in computing diluted net income (loss) per share	58,657	55,065	58,321	54,764

Net income (loss) per share:
Basic	$0.08	$(0.13)	$0.03	$(0.53)
Diluted (1)	$0.08	$(0.13)	$0.03	$(0.53)
Securities excluded from weighted-average shares used in computing diluted net income (loss) per share because the effect would have been anti-dilutive (2)	115	4,539	440	4,543

(1)
Diluted net loss per share for the three and nine months ended March 31, 2024 do not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net losses incurred. The assumed issuance of any additional shares would be anti-dilutive
(2)
These weighted shares relate to anti-dilutive stock options, restricted stock units, and shares issuable related to the ESPP as calculated using the treasury stock method and could be dilutive in the future.

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2025				June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$407	$—	$—	$407	$2,215	$—	$—	$2,215
Liabilities:
Post-closing payments related to acquisitions	$—	$10,063	$—	$10,063	$—	$18,143	$—	$18,143
Contingent consideration related to acquisitions	—	—	14,600	14,600	—	—	2,466	2,466
Total	$—	$10,063	$14,600	$24,663	$—	$18,143	$2,466	$20,609

Reported as:
Cash and cash equivalents				$407				$2,215
Other Liabilities:
Current				$13,937				$9,372
Noncurrent				10,726				11,237
Total				$24,663				$20,609

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

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of AquaVida and CloudControlMedia, LLC (“CCM”). The AquaVida contingent consideration is based upon a percentage of margin achieved and is uncapped over a four-year period. The CCM contingent consideration is based upon revenue targets. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected media margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected media margin, or discount rates would have a material impact on the fair value of the contingent consideration. The change in contingent consideration liability from the acquisition date to the final amount paid will be recognized in earnings at each reporting date. The Company recorded a net increase of $1.2 million and $12.5 million to the fair value of the contingent consideration of AquaVida for the three and nine months ended March 31, 2025, which is included in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration of AquaVida increased from $2.1 million at the acquisition date to $14.6 million as of March 31, 2025.

The following table represents the changes in the contingent consideration during the three and nine months ended March 31, 2025 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2025	2025
Balance at the beginning of period	$13,400	$2,466
Changes in fair value during the period	1,200	12,394
Payments made during the period	—	(260)
Balance at the end of period	$14,600	$14,600

6. Acquisitions

BestCompany

On January 4, 2024, the Company acquired certain assets of BestCompany, a leading performance-based marketing company specializing in purchasing media traffic data from third party platforms and generating qualified inquiries from such data, to broaden the Company's customer and media relationships in the home services vertical. In exchange for certain assets of BestCompany, the Company paid $2.5 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over two years, with the first installment payable twelve months following the date of closing. The first installment payment of $2.0 million was completed during the quarter ended March 31, 2025 with one remaining annual installment expected during the quarter ended March 31, 2026. The purchase consideration also includes an incremental $1.0 million to BestCompany in the form of a two-year convertible promissory note.

The following table summarizes the consideration as of the acquisition date (in thousands):

Estimated Fair Value
Cash	$2,510
Post-closing payments, net of imputed interest of $325	3,696
Promissory note adjustment	158
Total	$6,364

The Company evaluated the set of activities and assets acquired and concluded that it did not meet the definition of a business because the acquired set did not include a substantive process. Therefore, the acquisition was accounted for as an asset acquisition and the total purchase price was allocated to the acquired assets. The results of the acquired assets have been included in the Company's results of operations since the acquisition date. The Company measured assets acquired using a cost accumulation and allocation model under which cost of the acquisition is allocated to the assets acquired. The fair value of the intangible assets acquired was determined by the Company based on management’s best estimates, and in doing so management engaged a third-party valuation specialist to assist with the measurement. The fair value of the shared assets license was determined using the multi-period excess earnings income approach. The fair value of the customer relationships was determined using the distributor method. The fair value of the non-competition agreements was determined using the with and without method. The excess of the purchase price over the aggregate fair value of the identifiable intangible assets acquired was allocated to the individual assets acquired based on their relative fair values. No goodwill was recognized.

The following table summarizes the components and allocation of the purchase price, the fair values and estimated useful lives of the identifiable assets acquired as of the date of the acquisition (in thousands):

	Estimated Fair Value	Estimated Useful Life
Shared assets license	$5,228	10 years
Client relationships	682	8 years
Non-competition agreements	454	3 years
Total	$6,364

AquaVida

On March 1, 2024, the Company acquired certain assets of AquaVida, a performance-based marketing company specializing in media generation, to broaden the Company's access to large and meaningful media channels in all verticals. In exchange for the assets of AquaVida, the Company paid $2.0 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over a four-year period, with the first installment payable twelve months following the date of closing. The first installment payment of $1.0 million was completed during the quarter ended March 31, 2025 with three remaining annual installments expected over the remaining three-year period ending March 31, 2028. The purchase consideration also includes a contingent consideration based on future media margin results, payable annually for four years following the date of closing.

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

The Company finalized the allocation of the purchase price to the individual assets acquired as of the quarter ended March 31, 2025, with no adjustments required.

7. Goodwill and Intangible Assets, Net

Goodwill

As of March 31, 2025 and June 30, 2024, the Company had goodwill of $125.1 million. There were no impairments to goodwill during the nine months ended March 31, 2025.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2025			June 30, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$93,511	$(74,494)	$19,017	$93,511	$(68,770)	$24,741
Content	43,106	(43,106)	—	43,106	(43,068)	38
Website/trade/domain names	25,422	(20,464)	4,958	25,422	(20,051)	5,371
Acquired technology and others	43,014	(36,222)	6,792	43,014	(35,156)	7,858
Total	$205,053	$(174,286)	$30,767	$205,053	$(167,045)	$38,008

Amortization of intangible assets was $2.2 million and $7.2 million for the three and nine months ended March 31, 2025 and $2.7 million and $7.8 million for the three and nine months ended March 31, 2024.

Future amortization expense for the Company’s intangible assets as of March 31, 2025 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2025 (remaining three months)	$2,292
2026	6,887
2027	5,864
2028	5,281
2029	4,234
Thereafter	6,209
Total	$30,767

8. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a provision for income taxes of $0.5 million and $0.4 million for the three and nine months ended March 31, 2025, and a benefit from income taxes of $0.6 million and a provision for income taxes of $0.4 million for the three and nine months ended March 31, 2024. The tax provision for the third quarter of 2025 was primarily related to foreign operations and the tax amortization of goodwill. The tax benefit for the third quarter of 2024 was primarily related to foreign operations and the tax amortization of goodwill.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of March 31, 2025, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating lease expense	$959	$1,088	$2,774	$3,228
Short-term lease expense	157	175	652	530
Variable lease expense (1)	34	105	143	525
Total lease expense	$1,150	$1,368	$3,569	$4,283

(1)
Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Nine Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,581	$4,117

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$2,525	$10,563

Weighted average remaining lease term - operating leases	4.1 years	4.3 years
Weighted average discount rate - operating leases	7.3%	6.9%

Maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remaining three months)	$800
2026	3,267
2027	3,304
2028	3,356
2029	2,111
Thereafter	864
Total minimum lease payments	$13,702
Less imputed interest	(2,827)
Present value of net minimum lease payments	$10,875
Operating lease liabilities:
Current (included in Accrued Liabilities)	$2,883
Noncurrent	7,992
Total	$10,875

10. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2025 and June 30, 2024.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2025 and June 30, 2024.

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

11. Stockholders’ Equity and Stock Benefit Plans

Stock Repurchases

In April 2022, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to $40.0 million of the Company's common stock. There was no stock repurchase activity during the three and nine months ended March 31, 2025. During the nine months ended March 31, 2024, the Company repurchased and retired 247,618 shares of its common stock at an average price of $8.85 per share, at a total cost of $2.2 million (including a broker commission of $0.03 per share). As of March 31, 2025, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

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

As of March 31, 2025, 23,125,612 shares were reserved and 7,183,061 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 1,871,841 shares were available for issuance under the Directors’ Plan.

Stock-based Compensation Expense

The following table summarizes the components of stock-based compensation by grant type:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Stock options	$58	$89	$181	$244
Restricted stock units	6,759	6,165	23,470	$16,438
Employee stock purchase plan	256	480	881	$1,395
Total stock-based compensation expense	$7,073	$6,734	$24,532	$18,077

Stock Award Activities

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The outstanding stock options as of March 31, 2025 totaled 119,633 shares.

Service-Based RSU

The Company estimates the fair value of service-based RSUs based on the closing price of the Company’s common stock on the grant date. The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2024	3,421,867	$10.59	1.26	$56,769
Granted	1,671,142
Vested	(1,243,036)
Forfeited	(132,005)
Outstanding at March 31, 2025	3,717,968	$14.14	1.29	$66,330

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

The following table summarizes the performance-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2024	1,016,685	$14.24	1.12	$16,867
Granted	810,850	17.84
Vested	(351,737)	16.77
Forfeited	(88,560)	9.49
Outstanding at March 31, 2025	1,387,238	$16.94	1.34	$24,749

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. During the three months ended March 31, 2025, 200,828 shares of common stock were purchased under the 2021 ESPP. During the nine months ended March 31, 2025, 343,016 shares of common stock were purchased under the 2021 ESPP at a weighted-average price of $8.57. As of March 31, 2025, 1,225,943 shares were available for issuance under the 2021 ESPP. The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model.

ESPP employee payroll contributions accrued as of March 31, 2025 included within accrued liabilities on the Company’s condensed consolidated balance sheet was $0.6 million, and will be used to purchase shares for the ESPP purchase period ending on August 24, 2025.

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net revenue:
United States	$266,171	$167,222	$822,227	$410,949
International	3,671	1,365	9,430	4,244
Total net revenue	$269,842	$168,587	$831,657	$415,193

	March 31,	June 30,
	2025	2024
Property and equipment, net:
United States	$16,773	$19,643
International	227	215
Total property and equipment, net	$17,000	$19,858

	March 31,	June 30,
	2025	2024
Other intangible assets, net:
United States	$30,767	$38,008
International	—	—
Total other intangible assets, net	$30,767	$38,008

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

Our financial services client vertical represented 74% and 76% of net revenue for the three and nine months ended March 31, 2025, and 67% and 62% of net revenue for the three and nine months ended March 31, 2024. Our home services client vertical represented 24% and 23% of net revenue for the three and nine months ended March 31, 2025, and 32% and 37% of net revenue for the three and nine months ended March 31, 2024. Other revenue, which primarily includes performance marketing agency and technology services, represented 2% and 1% of net revenue for the three and nine months ended March 31, 2025 and 1% of net revenue for both the three and nine months ended March 31, 2024. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 27% of net revenue for the three months ended March 31, 2025, and two clients accounted for 23% and 13% of net revenue for the nine months ended March 31, 2025. One client in our financial services client vertical accounted for 15% of net revenue for the three months ended March 31, 2024 and no clients accounted for more than 10% of revenue for the nine months ended March 31, 2024.

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

In addition, within our financial services client vertical, we derive a significant amount of revenue from auto insurance carriers and our financial results depend on the performance of the auto insurance industry, which may be affected by macroeconomic conditions, extreme-weather related events and supply chain events existing or occurring from time to time. Specifically, starting in the first half of fiscal 2022, inflation, weather-related and supply chain events led to increases in insurance industry loss ratios, which resulted in our auto insurance industry clients decreasing their advertising spending, which had an adverse effect on our business. Beginning in calendar 2024, the auto insurance industry began to benefit from rate increases and product optimizations which allowed increased advertising spending which resulted in increases in our revenues and reduction to quarterly net losses. Beginning with the three and nine months ended March 31, 2025 the Company has reported a return to net income.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of March 31, 2025; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other (expense) income, net includes gains and losses on foreign currency exchange, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended				Nine Months Ended March 31,
	2025		2024		2025		2024
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$269,842	100.0%	$168,587	100.0%	$831,657	100.0%	$415,193	100.0%
Cost of revenue (1)	241,980	89.7	154,276	91.5	748,636	90.0	386,380	93.1
Gross profit	27,862	10.3	14,311	8.5	83,021	10.0	28,813	6.9
Operating expenses: (1)
Product development	8,850	3.3	7,549	4.5	26,180	3.2	22,457	5.4
Sales and marketing	5,140	1.9	3,626	2.2	14,367	1.7	10,076	2.4
General and administrative	8,960	3.3	8,468	5.0	40,157	4.9	22,906	5.5
Operating income (loss)	4,912	1.8	(5,332)	(3.2)	2,317	0.2	(26,626)	(6.4)
Interest income	3	—	49	—	20	—	381	0.1
Interest expense	(66)	—	(293)	(0.2)	(316)	—	(515)	(0.1)
Other (expense) income	44	—	(2,028)	(1.2)	(137)	—	(1,961)	(0.5)
Income (loss) before income taxes	4,893	1.8	(7,604)	(4.6)	1,884	0.2	(28,721)	(6.9)
(Provision for) benefit from income taxes	(477)	(0.2)	556	0.3	(383)	—	(446)	(0.1)
Net income (loss)	$4,416	1.6%	$(7,048)	(4.3)%	$1,501	0.2%	$(29,167)	(7.0)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$2,682	1.0%	$2,203	1.3%	$8,894	1.1%	$6,483	1.6%
Product development	1,042	0.4	789	0.5	3,324	0.4	2,399	0.6
Sales and marketing	980	0.4	794	0.5	3,400	0.4	2,157	0.5
General and administrative	2,369	0.9	2,948	1.7	8,914	1.1	7,038	1.7

Gross Profit

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2025	2024	2025	2024	% Change	% Change
	(In thousands)
Net revenue	$269,842	$168,587	$831,657	$415,193	60%	100%
Cost of revenue	241,980	154,276	748,636	386,380	57%	94%
Gross profit	$27,862	$14,311	$83,021	$28,813	95%	188%

Gross profit %	10%	8%	10%	7%

Net Revenue

Net revenue increased by $101.3 million, or 60%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Revenue from our financial services client vertical increased by $87.5 million, or 78%, primarily due to an increase in revenue in our insurance business, which increased by $89.5 million, or 144%, attributable to higher demand from a broad base of carrier clients. Revenue from our home services client vertical increased by $11.5 million, or 21%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $4.7 million of revenue for the three months ended March 31, 2025, as compared to $2.4 million of revenue for the three months ended March 31, 2024.

Net revenue increased by $416.5 million, or 100%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. Revenue from our financial services client vertical increased by $374.8 million, or 147%, primarily due to an increase in revenue in our insurance business, which increased by $366.0 million, or 312%, attributable to higher demand from a broad base of carrier clients. Revenue from our home services client vertical increased by $37.5 million, or 25%, primarily as a result of increased client budgets and successful execution of growth initiatives. Other revenue, which primarily includes performance marketing agency and technology services, contributed $11.0 million of revenue for the nine months ended March 31, 2025, as compared to $6.8 million of revenue for the nine months ended March 31, 2024.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $87.7 million, or 57%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by increased media and marketing costs of $85.8 million due to higher revenue volumes, increased personnel costs of $1.7 million mainly attributable to increased personnel costs including stock-based compensation expense. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 10% and 8% for the three months ended March 31, 2025, and 2024. The increase in gross profit margin was attributable to a decrease in personnel cost and depreciation as percentage of net revenue, offset by a higher mix of revenue from our financial services client vertical which had a higher media cost as a percentage of revenue.

Cost of revenue increased by $362.3 million, or 94%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily driven by increased media and marketing costs of $353.6 million due to higher revenue volumes, increased personnel costs of $5.8 million mainly attributable to increased employee compensation and increased stock-based compensation expense, and increased depreciation expense of $1.3 million primarily due to additional capitalization of internally developed software. Gross profit margin was 10% and 7% for the nine months ended March 31, 2025 and 2024. The increase in gross profit margin was attributable to a decrease in personnel cost and depreciation as percentage of net revenue, offset by a higher mix of revenue from our financial services client vertical which had a higher media cost as a percentage of revenue.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2025	2024	2025	2024	% Change	% Change
	(In thousands)
Product development	$8,850	$7,549	$26,180	$22,457	17%	17%
Sales and marketing	5,140	3,626	14,367	10,076	42%	43%
General and administrative	8,960	8,468	40,157	22,906	6%	75%
Operating expenses	$22,950	$19,643	$80,704	$55,439	17%	46%

Product Development Expenses

Product development expenses increased by $1.3 million, or 17%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increased personnel cost of $1.3 million due to higher annual employee compensation expense and increased stock-based compensation expense.

Product development expenses increased by $3.7 million, or 17%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to increased personnel cost of $3.8 million due to higher annual employee compensation expense and increased stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.5 million, or 42%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increased personnel cost of $1.5 million due to higher average headcount, increased annual employee compensation expense and increased stock-based compensation expense.

Sales and marketing expenses increased by $4.3 million, or 43%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to increased personnel cost of $4.3 million due to higher average headcount, increased annual employee compensation expense and increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 6%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an adjustment to the fair value of contingent consideration of $1.2 million in the third quarter of fiscal year 2025, and a decrease in stock-based compensation expense of $0.6 million as a result of a decrease in the share price and the re-measurement of the compensation expense associated with the performance-based RSUs.

General and administrative expenses increased by $17.3 million, or 75%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to an adjustment to the fair value of contingent consideration of $12.4 million in the first three quarters of fiscal year 2025, and increased stock-based compensation expense of $1.9 million as a result of an increase in the share price.

Benefit from (Provision for) Income Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(In thousands)
(Provision for) benefit from income taxes	$(477)	$556	$(383)	$(446)

The Company recorded a provision for income taxes of $0.5 million and $0.4 million for the three and nine months ended March 31, 2025, and a benefit from income taxes of $0.6 million and a provision for income taxes of $0.4 million f[SK2] or the three and nine months ended March 31, 2024.

As of March 31, 2025, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

Liquidity and Capital Resources

As of March 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $81.8 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. There were no repurchases made during the three and nine months ended March 31, 2025. As of March 31, 2025, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$55,083	$(4,517)
Net cash used in investing activities	(8,387)	(19,086)
Net cash used in financing activities	(15,385)	(10,485)

Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, change in the fair value of contingent consideration, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, and changes in working capital components. Cash provided by operating activities was $55.1 million for the nine months ended March 31, 2025, compared to cash used in operating activities of $4.5 million for the nine months ended March 31, 2024.

Cash provided by operating activities for the nine months ended March 31, 2025 consisted of a net income of $1.5 million and non-cash adjustments of $57.4 million offset by a net decrease in cash from changes in working capital of $3.8 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $24.5 million, depreciation and amortization expense of $18.6 million, change in the fair value of contingent consideration of $12.4 million, and provision for sales return and doubtful accounts receivable of $1.7 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $27.1 million and an increase in prepaid expenses and other assets of $2.5 million, offset by an increase in accrued liabilities of $18.1 million and an increase in accounts payable of $7.7 million. The increases in accounts receivable, and accrued liabilities and accounts payable were primarily due to higher revenue levels for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024, and timing of receipts and payments.

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

Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time. Cash used in investing activities was $8.4 million for the nine months ended March 31, 2025, compared to $19.1 million for the nine months ended March 31, 2024.

Cash used in investing activities in the nine months ended March 31, 2025 was primarily due to internal software development costs and capital expenditures of $6.9 million.

Cash used in investing activities in the nine months ended March 31, 2024 was primarily due to internal software development costs of $8.9 million, $4.5 million cash paid at the closing of acquisitions completed in the third quarter of fiscal year 2024, capital expenditures of $4.2 million, and other investing activities of $1.5 million.

Financing Activities

Cash flows from financing activities generally include repurchases of common stock, payment of withholding taxes related to the release of restricted stock, net of share settlement, proceeds from the exercise of stock options and issuance of common stock under employee stock purchase plan, and post-closing payments related to business acquisitions. Cash used in financing activities was $15.4 million for the nine months ended March 31, 2025, compared to $10.5 million for the nine months ended March 31, 2024.

Cash used in financing activities in the nine months ended March 31, 2025 was due to payment of withholding taxes related to the release of restricted stock, net of share settlement of $11.3 million and payment of post-closing payments and contingent consideration related to acquisitions of $8.0 million, offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $3.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 27% of our net revenue for three months ended March 31, 2025, and two clients that accounted 23% and 13% of our net revenue for nine months ended March 31, 2025. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Nearly all of our products and services are web-based, and online performance marketing is data-driven. As a result, the amount of data stored on our servers is substantial. We gather, transmit, store and otherwise process confidential and proprietary information about our users and marketing and media partners, including personal information. This information may include social security numbers, credit scores, credit card information, and financial and health information, some of which is held, managed or otherwise processed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state and foreign laws and regulations designed to protect personal information. Complying with these contractual terms and various laws and regulations is expensive and could cause us to incur substantial additional costs or require us to change our business practices in a manner adverse to our business. In addition, cybersecurity incidents, cyber-attacks and other breaches have been occurring globally at a more frequent and severe level, are evolving in nature and will likely continue to increase in frequency and severity in the future. Additionally, some actors are using artificial intelligence technology to launch more automated, targeted and coordinated attacks. Our existing security measures may not be successful in preventing security breaches, cyber-attacks or other similar incidents. As we grow our business, we expect to continue to invest in technology services, hardware and software, such as our QRP product. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to security breaches, cyber-attacks and other similar incidents. We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such as electronic or physical computer break-ins, security breaches, attacks, malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or information, fraud, employee error and other disruptions or similar incidents, including those perpetrated by criminals or nation state actors, that could result in, among other things, third parties gaining unauthorized access to our systems and data (including confidential, proprietary and personal information). Additionally, the use of artificial intelligence by external parties to conduct more automated, targeted, and coordinated cyberattacks may heighten the risk of cyberattacks and data breaches, potentially compromising our systems or those of our third-party service providers and partners. Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber-attacks from Russia or its allies. We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security breach, cyber-attack or other similar incident. In the past, we have experienced security incidents involving access to our databases. Any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any actual or alleged security breach, cyber-attack or other similar incident may result in a misappropriation of our confidential or proprietary information (including personal information) or that of our users, clients and third-party publishers, which could result in legal and financial liability, remediation expense, cancellation of client contracts, regulatory intervention, and harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

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

Adverse macroeconomic conditions could cause decreases or delays in spending by our clients in response to consumer demand and could harm our ability to generate revenue and our results of operations. Changes in the macroeconomic or market conditions and changes in the regulatory environment have in the past affected, and may continue to negatively affect, our clients’ businesses, marketing practices and budgets and, therefore, impact our business, financial condition, operating results and cash flows. In 2025, the U.S. government imposed tariffs on a variety of products which are expected to increase costs faced by our insurance and home services clients. Although our clients continually monitor economic and regulatory developments, these tariffs, or reciprocal tariffs imposed on U.S. products by other countries, could result in these clients decreasing or delaying their marketing efforts, which could have a material adverse impact on our revenue and results of operations.

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

Notwithstanding the decision from the U.S. Court of Appeals for the Eleventh Circuit, the new rules allow the FCC to “red flag” certain numbers, requiring mobile carriers to block texts from those numbers. The rules also codify that the national Do-Not-Call list protections apply to text messaging, making it illegal for marketing texts to be sent to numbers on the national Do-Not-Call registry absent an applicable exception. The FCC order adopting the new rules also encourages providers to make email-to-text messages an opt-in service for end users. These new rules pertaining to text messaging took effect on March 26, 2024. As another example, in

February 2024, the FCC adopted new rules governing the ability of call and text message recipients to revoke consent previously given and thereby “opt-out” of receiving future calls and text messages from a sender. These new rules specify when a call or text message recipient’s consent must be considered revoked and create certain presumptions about other forms of consent revocation that a sender of a call or text message can rebut pursuant to a totality of circumstances test administered by the FCC or a court. They also require valid consent revocations to be honored within a reasonable period not to exceed ten business days from receipt of such request. Additionally, when a recipient has consented to several categories of text messages from a sender and opt-out of a text message from that sender, the new rules permit a sender to seek to clarify the scope of the opt-out request through a one-time opt-out confirmation text message. This rule permitting a sender to seek such clarification through a one-time opt-out confirmation text message took effect on April 4, 2024. On April 7, 2025, the FCC issued a stay of the portion of the consent revocation rules requiring opt-outs across all channels and for all purposes in response to a consumer’s “STOP” request. The remaining proposed consent revocation rules regarding the ten-day revocation window and text responses took effect on April 11, 2025.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and in April 2022 authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of March 31, 2025, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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
•
tariffs and other trade barriers, fluctuations in currency exchange rates and changes in tax laws or exposure to additional income or other tax liabilities could affect our future profitability generating potentially adverse tax consequences;

•
Taxing authorities may assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes, and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our operating results;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangement

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K of the Securities Exchange Act.

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
Date: May 8, 2025