Form 10-K
period 2025-06-30
QUINSTREET, INC
filed 2025-08-21
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2025

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

As of December 31, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the Nasdaq Global Select Market on such date, was $1,249,815,185. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 11, 2025: 57,676,080

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2025 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

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

Because of our deep expertise and capabilities in running financially successful performance marketing programs, we are able to effectively compete for sources and partners of high-intent, unbranded media, and our market share in our client verticals of this media is significant. Our media sources include owned-and-operated organic or search engine optimization (“SEO”) websites, targeted search engine marketing (“SEM”) or pay-per-click (“PPC”) campaigns, native, social media and mobile programs, internal email databases, call center operations, partnerships with large and small online media companies, and more. Our collective media presence results in engagement with a significant share of online visitors in those markets or verticals, which leads us to be included in client online media buys.

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

Clients

In fiscal year 2025, we had two clients that accounted for 23% and 12% of net revenue. In fiscal year 2024, we had one client that accounted for 12% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2025 and 2024. Our top 20 clients accounted for 62% and 46% of net revenue in fiscal years 2025 and 2024. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party media sources, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2025 and 2024, we spent $33.9 million and $30.0 million on product development.

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

Online marketing and media companies

We compete with other Internet marketing and media companies, in many forms, for online marketing budgets. Most of these competitors compete with us in one client vertical. Examples include LendingTree and MediaAlpha in the financial services client vertical. Some of our competition also comes from agencies or clients spending directly with larger websites or portals, including Google, Yahoo!, Microsoft and Meta.

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

As of June 30, 2025, we had 938 employees, which consisted of 519 in operations, 305 employees in product development, 68 in sales and marketing and 46 in general and administration. None of our employees are represented by a labor union.

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
•
changes in the general economic conditions and market dynamics in the United States, or in the specific markets in which we currently do business, including as a result of pandemics, trade policies and military conflicts;
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
•
our ability to expand the capabilities of our platform including deployment of artificial intelligence features in certain of our products;
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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including two clients that accounted for 23% and 12% of our net revenue for fiscal year 2025. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Notwithstanding the decision from the U.S. Court of Appeals for the Eleventh Circuit, the new rules allow the FCC to “red flag” certain numbers, requiring mobile carriers to block texts from those numbers. The rules also codify that the national Do-Not-Call list protections apply to text messaging, making it illegal for marketing texts to be sent to numbers on the national Do-Not-Call registry absent an applicable exception. The FCC order adopting the new rules also encourages providers to make email-to-text messages an opt-in service for end users. These new rules pertaining to text messaging took effect on March 26, 2024. The “one-to-one” and “logically and topically associated” consent rule, which has been appealed, is now scheduled to take effect on January 26, 2026, absent judicial intervention. The “red flag” blocking requirements requiring mobile wireless providers to block texts from phone numbers on a “reasonable” do-not-originate list and a similar rule which requires mobile wireless providers to block texts from numbers identified by the FCC through its Enforcement Bureau took effect in 2024.

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

The FCC rules could have a material adverse impact on our media sources and our clients, especially smaller businesses, as they may not be able to continue to participate in, or may substantially reduce their participation in, the online advertising channel due to increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. Decreased participation in online advertising by our media sources or clients as a result of the rules could have a material adverse impact on our business, results of operation and financial condition, as it may reduce the availability to us of qualified inquiries. Moreover, our business could be materially and adversely affected directly by the FCC’s rules, as we also generate a substantial portion of our revenue from our own operation of websites to generate qualified inquiries. While some of the rules have or will become effective in 2025, recommendations for best practices from associations such as the Cellular Telecommunications Industry Association (“CTIA”) may encourage mobile wireless carriers to require senders of SMS or text messages to comply with the amended rules ahead of the applicable effective dates. In addition, wireline and mobile wireless carriers or their service providers could elect to impose additional requirements, including with respect to prerecorded calls and the use of short codes and ten-digit long codes to transmit or receive text messages, which could have the effect of hindering our ability to contact consumers, which could have a material adverse effect on our business. The scope and application of these rules and related industry practices may be subject to changes and uncertainties. The operation of or compliance with the rules and related industry practices may decrease our revenues or increase our costs. In addition, any failure by us or our media sources or clients to comply with such laws and practices may subject us to significant liabilities.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, pandemics such as the COVID-19 pandemic, trade policies (including the implementation of tariffs on U.S. imports and retaliatory tariffs) and geopolitical conflicts such as the Russian-Ukraine military conflict and the Israel-Hamas war, have previously, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of pandemics, military conflicts or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired BestCompany.com, LLC ("BestCompany") and Aqua Vida, LLC (“AquaVida”) in fiscal year 2024, Modernize, Inc. (“Modernize”), Mayo Labs, LLC (“Mayo Labs”) and FC Ecosystem, LLC (“FCE”) in fiscal year 2021, and AmOne Corp. (“AmOne”), CCM and MyBankTracker.com, LLC (“MBT”) in fiscal year 2019. Furthermore, we divested our education client vertical in fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”) and VEMM, LLC (“VEMM”) along with its interests in EDB, and our mortgage client vertical in the second half of fiscal year 2020.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and in April 2022 authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of June 30, 2025, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

In fiscal years 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no material weaknesses were identified in our internal control over financial reporting as of June 30, 2025, we cannot assure you that we will not in the future identify material weaknesses. In addition, the standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to discover material weaknesses in our internal controls or maintain effective internal controls over financial reporting, our business and reputation may be harmed and our stock price may decline.

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

Item 2. Properties

As of June 30, 2025, our corporate headquarters are located at 950 Tower Lane, Suite No. 1200, Foster City, California 94404 and consist of approximately 22,915 square feet of office space under a lease with an expiration date in October 2028. This facility accommodates our engineering, sales, marketing, operations, finance and administrative activities.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol QNST. On August 11, 2025, the closing price as reported on the Nasdaq Global Select Market of our common stock was $14.51 per share and we had approximately 35 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Repurchase Program

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a new stock repurchase program allowing us to repurchase up to $40.0 million of our outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan or Rule 10b-18 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time.

There was no stock repurchase activity during the fourth quarter of fiscal year 2025. As of June 30, 2025, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

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

The following performance graph shows a comparison from June 30, 2020 through June 30, 2025 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2025.

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

Our financial services client vertical represented 75% and 64% of net revenue in fiscal years 2025 and 2024. Our home services client vertical represented 24% and 35% of net revenue in fiscal years 2025 and 2024. Other revenue, which primarily includes our performance marketing agency and technology services, represented 1% of net revenue in fiscal years 2025 and 2024. We generated the majority of our revenue from sales to clients in the United States.

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

In addition, within our financial services client vertical, we derive a significant amount of revenue from auto insurance carriers and our financial results depend on the performance of the auto insurance industry, which may be affected by macroeconomic conditions, extreme-weather related events and supply chain events existing or occurring from time to time. For example, starting in the first half of fiscal 2022, inflation, weather-related and supply chain events led to increases in insurance industry loss ratios, which resulted in our auto insurance industry clients decreasing their advertising spending, which had an adverse effect on our business.

Beginning in calendar 2024, the auto insurance industry began to benefit from rate increases and product optimizations which allowed increased advertising spending which in turn resulted in increases in our revenues and reductions to quarterly net losses. In our third and fourth fiscal quarters of 2025, the Company reported a return to net income.

All of our businesses benefit from more spending by clients in digital media and performance marketing as digital marketing continues to evolve.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of June 30, 2025; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other (expense) income, net includes impairment charge for investment in equity securities, gains and losses on foreign currency exchange, and other non-operating items.

Provision for Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our limited non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

A discussion regarding our results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our results of operations for fiscal year 2024 compared to fiscal year 2023 can be found under the heading Results of Operation in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for fiscal year 2024, filed with the SEC on August 21, 2024, which is available on the SEC’s website at www.sec.gov.

The following table presents our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2025		2024		2023
	(In thousands, except percentages)
Net revenue	$1,093,711	100.0%	$613,514	100.0%	$580,624	100.0%
Cost of revenue (1)	982,840	89.9	567,268	92.5	532,101	91.6
Gross profit	110,871	10.1	46,246	7.5	48,523	8.4
Operating expenses: (1)
Product development	33,872	3.1	30,045	4.9	28,893	5.0
Sales and marketing	18,289	1.7	13,607	2.2	12,542	2.2
General and administrative	52,517	4.8	30,659	5.0	27,904	4.8
Operating income (loss)	6,193	0.5	(28,065)	(4.6)	(20,816)	(3.6)
Interest income	23	—	408	0.1	296	0.1
Interest expense	(400)	—	(680)	(0.1)	(790)	(0.2)
Other (expense), net	(183)	—	(2,059)	(0.3)	(52)	—
Income (loss) before income taxes	5,633	0.5	(30,396)	(4.9)	(21,362)	(3.7)
(Provision for) income taxes	(926)	(0.1)	(935)	(0.2)	(47,504)	(8.2)
Net income (loss)	$4,707	0.4%	$(31,331)	(5.1)%	$(68,866)	(11.9)%

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$11,658	1.1%	$8,409	1.4%	$7,923	1.4%
Product development	4,386	0.4	3,147	0.5	2,880	0.5
Sales and marketing	4,408	0.4	2,968	0.5	2,298	0.4
General and administrative	11,314	1.0	9,177	1.5	5,685	1.0

Gross Profit

	Fiscal Year Ended June 30,			2025 - 2024	2024 - 2023
	2025	2024	2023	% Change	% Change
	(In thousands)
Net revenue	$1,093,711	$613,514	$580,624	78%	6%
Cost of revenue	982,840	567,268	532,101	73%	7%
Gross profit	$110,871	$46,246	$48,523	140%	(5%)

Gross profit %	10%	8%	8%

Net Revenue

Net revenue increased by $480.2 million, or 78%, in fiscal year 2025 compared to fiscal year 2024. Revenue from our financial services client vertical increased by $424.6 million, or 108%, primarily due to an increase in revenue in our insurance business, which increased by $414.4 million, or 200%, attributable to higher demand from a broad base of carrier clients. In addition, there was an increase in net revenue in our banking businesses of $7.6 million and credit cards business of $4.1 million due to increased media and client budgets. Revenue from our home services client vertical increased by $49.9 million, or 24%, primarily as a result of increased client budgets and successful execution of our growth initiatives. Other revenue increased by $5.8 million, or 64%, which primarily includes performance marketing agency and technology services.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $415.6 million, or 73%, in fiscal year 2025 compared to fiscal year 2024. This was primarily driven by increased media and marketing costs of $406.8 million due to higher revenue volumes. Personnel costs increased by $5.9 million mainly due to higher stock-based compensation expense due to higher average grant date share prices in the current year.

Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 10% and 8% in fiscal years 2025 and 2024. Our gross profit was $110.9 million for fiscal year 2025 compared to $46.2 million for fiscal year 2024, an increase of $64.6 million, or 140%. The increase in gross profit margin was attributable to a decrease in personnel cost and depreciation as percentage of net revenue, offset by a higher mix of revenue from our financial services client vertical which had a higher media cost as a percentage of revenue.

Operating Expenses

	Fiscal Year Ended June 30,			2025 - 2024	2024 - 2023
	2025	2024	2023	% Change	% Change
	(In thousands)
Product development	$33,872	$30,045	$28,893	13%	4%
Sales and marketing	18,289	13,607	12,542	34%	8%
General and administrative	52,517	30,659	27,904	71%	10%
Operating expenses	$104,678	$74,311	$69,339	41%	7%

Product Development Expenses

Product development expenses increased by $3.8 million, or 13%, in fiscal year 2025 compared to fiscal year 2024. This was primarily due to increased personnel costs of $4.0 million due to higher employee compensation expense and increased stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.7 million, or 34%, in fiscal year 2025 compared to fiscal year 2024. This was primarily due to higher employee compensation expense and increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $21.9 million, or 71%, in fiscal year 2025 compared to fiscal year 2024. This was primarily due to an adjustment to the fair value of contingent consideration from our AquaVida acquisition of $17.1 million, increased stock-based compensation expense of $2.1 million as a result of higher average grant date share prices, increased professional services expense of $1.5 million, and increased bad debt expense of $1.3 million.

Interest and Other (Expense) Income, Net

	Fiscal Year Ended June 30,			2025 - 2024	2024 - 2023
	2025	2024	2023	% Change	% Change
	(In thousands)
Interest income	$23	$408	$296	(94%)	38%
Interest expense	(400)	(680)	(790)	(41%)	(14%)
Other (expense), net	(183)	(2,059)	(52)	(91%)	3860%
Interest and other expense, net	$(560)	$(2,331)	$(546)	(76%)	327%

Interest income relates to interest earned on our cash and cash equivalents. Interest expense relates to imputed interest on post-closing payments related to our acquisitions. Interest expense decreased by $0.3 million, or 41%, in fiscal year 2025 compared to fiscal year 2024 primarily due to decreased imputed interest on a lower average outstanding balance of the post-closing payments. Other (expense) income, net, decreased by $1.9 million, or 91% in fiscal year 2025 compared to fiscal year 2024 primarily due impairment charge for investment in equity securities of $2.0 million recorded in third quarter of fiscal year 2024.

(Provision for) Income Taxes

	Fiscal Year Ended June 30,
	2025	2024	2023
	(In thousands)
(Provision for) income taxes	$(926)	$(935)	$(47,504)
Effective tax rate	16.5%	(3.1%)	(222.4%)

We recorded a provision for income taxes of $0.9 million in fiscal year 2025, primarily as a result of current state and foreign income taxes of $0.6 million and net expense for deferred federal, state and foreign income taxes of $0.3 million. The net deferred tax expense is related to indefinite lived deferred tax liabilities unable to be offset with deferred tax assets. As a result of cumulative operating losses through fiscal year 2025, the Company maintained a valuation allowance against its net deferred tax assets.

We recorded a provision for income taxes of $0.9 million in fiscal year 2024, primarily as a result of a net expense for deferred federal, state and foreign income taxes of $0.5 million and current state and foreign income taxes of $0.4 million. The net deferred tax expense is related to indefinite lived deferred tax liabilities unable to be offset with deferred tax assets. As a result of continued operating losses through fiscal 2024, the Company maintained a valuation allowance against its net deferred tax assets.

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

Our effective tax rate was 16.5%, (3.1%) and (222.4%) in fiscal years 2025, 2024 and 2023. The increase in our effective tax rate for fiscal year 2025 compared to fiscal year 2024 was primarily due to the Company generating pre-tax income in the current year compared to a pre-tax loss in the prior year.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Key provisions include permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent reintroduction of expensing of US research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The Company is currently evaluating the impact of The Act on its results of operations and will recognize the related tax impacts, if any, in fiscal year 2026 which includes the period of enactment.

Adjusted EBITDA

	Fiscal Year Ended June 30,
	2025	2024	2023
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$81,263	$20,365	$16,690

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

The following table presents a reconciliation of adjusted EBITDA to net income (loss) calculated in accordance with GAAP, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(In thousands)
Net income (loss)	$4,707	$(31,331)	$(68,866)
Depreciation and amortization	24,506	23,957	19,155
Stock-based compensation expense	31,766	23,701	18,786
Interest and other expense, net	560	2,331	546
Provision for income taxes	926	935	47,504
Restructuring costs	733	678	212
Acquisition costs	124	94	102
Litigation settlement expense	847	—	6
Tax settlement expense	—	—	(755)
Contingent consideration adjustment	17,094	—	—
Adjusted EBITDA	$81,263	$20,365	$16,690

Liquidity and Capital Resources

As of June 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $101.1 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. In fiscal year 2024, we repurchased and retired 247,618 shares of our common stock at an average price of $8.85 per share at a total cost of $2.2 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. There were no repurchases made during the fiscal year 2025. As of June 30, 2025, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

Cash Flows

A discussion regarding our cash flows for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our cash flows for fiscal year 2024 as compared to fiscal year 2023 can be found under the heading Liquidity and Capital Resources in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for fiscal year 2024, filed with the SEC on August 21, 2024, which is available on the SEC’s website at www.sec.gov.

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(In thousands)
Net cash provided by operating activities	$84,980	$12,039	$11,838
Net cash used in investing activities	(11,443)	(22,735)	(15,125)
Net cash used in financing activities	(22,996)	(12,511)	(19,459)

Net Cash provided by Operating Activities

Cash flows from operating activities are primarily the result of our net (loss) income adjusted for depreciation and amortization, change in the fair value of contingent consideration, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, impairment of investment in equity securities and changes in working capital components. Cash provided by operating activities was $85.0 million in fiscal year 2025, compared to $12.0 million in fiscal year 2024 and $11.8 million in fiscal year 2023.

Cash provided by operating activities in fiscal year 2025 consisted of a net income of $4.7 million, adjusted for non-cash adjustments of $76.0 million, and a net increase in cash from changes in working capital of $4.2 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $31.8 million, depreciation and amortization expense of $24.5 million, change in the fair value of contingent consideration of $17.1 million, and provision for sales return and doubtful accounts receivable of $2.2 million. The changes in working capital accounts were primarily attributable to an increase in accrued liabilities and accounts payable of $32.3 million, offset by an increase in accounts receivable and prepaid expenses and other assets of $28.0 million. The increases in working capital accounts were primarily due to higher revenue levels in fiscal year 2025 as compared to the same period in prior year, and the timing of receipts and payments.

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

Net Cash Used in Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time. Cash used in investing activities was $11.4 million in fiscal year 2025, compared to $22.7 million in fiscal year 2024 and $15.1 million in fiscal year 2023.

Cash used in investing activities in fiscal year 2025 was primarily composed of $9.4 million capitalized internal software development costs and capital expenditures of $2.1 million.

Cash used in investing activities in fiscal year 2024 was primarily composed of $16.7 million capital expenditures and capitalized internal software development costs, $4.5 million cash payment at the closing of business acquisitions in the third quarter of fiscal year 2024, and $1.5 million of other investing activities.

Net Cash Used in Financing Activities

Cash flows from financing activities generally include post-closing payments related to business acquisitions, payment of withholding taxes related to the release of restricted stock, net of share settlement, repurchases of common stock, proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options. Cash used in financing activities was $23.0 million in fiscal year 2025, compared to $12.5 million in fiscal year 2024 and $19.5 million in fiscal year 2023.

Cash used in financing activities in fiscal year 2025 was due to payment of post-closing payments and contingent consideration related to acquisitions of $13.7 million, and payment of withholding taxes related to the release of restricted stock, net of share settlement of $13.2 million, offset by proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $4.0 million.

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

Contractual Obligations

The following table summarizes our payments due under our contractual obligations as of June 30, 2025:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases (1)	$13,201	$3,482	$6,627	$3,059	$33
Post-closing payment related to acquisitions (2)	10,179	8,416	1,763	—	—
Contingent consideration related to acquisitions (2)	13,558	5,155	8,403	—	—
Total	$36,938	$17,053	$16,793	$3,059	$33
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

(2)
In accordance with the terms of our acquisitions completed in fiscal years 2024 and 2021, we are required to make post-closing payments and contingent consideration payments. See Note 6, Acquisitions, to our consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our business acquisitions.

The above table does not include approximately $0.5 million of additional undiscounted future minimum payments relating to an operating lease for office space that had been signed but had not yet commenced. This operating lease will commence during the second quarter of fiscal year 2026 and will have a lease term of approximately 6 years.

The above table does not include approximately $2.8 million of long-term income tax liabilities as of June 30, 2025 for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing and amount of these potential future payments.

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

We perform our annual goodwill impairment test on April 30 and conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, we consider the impact of key factors such as changes in the general economic conditions, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. We had one reporting unit for purposes of allocating and testing goodwill for fiscal year 2025. Based on the results of the qualitative assessment completed as of April 30, 2025, there were no indicators of impairment.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2025, we evaluated our long-lived assets and concluded there were no indicators of impairment.

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

QUINSTREET, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuinStreet, Inc. and its subsidiaries (the "Company") as of June 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. The Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has assessed the services promised in its contracts with clients and has identified one performance obligation, which is a series of distinct services. Depending on the client's needs, these services consist of a specified or an unlimited number of clicks, leads, calls, applications, or customers to be delivered over a period of time. The Company satisfies these performance obligations over time as the services are provided. The transaction price for any given period is fixed and no estimation of variable consideration is required. The Company does not promise to provide any other significant goods or services to its clients. The Company recorded total net revenue of $1.1 billion for the year ended June 30, 2025.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating and recalculating, on sample basis, the revenue recognized by obtaining and inspecting source documents, including executed contracts, invoices, delivery documents, and cash receipts, where applicable; (ii) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of year end and obtaining and inspecting source documents, including executed contracts, invoices, delivery documents, and subsequent cash receipts, where applicable, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

August 21, 2025

We have served as the Company’s auditor since 2000.

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$101,078	$50,488
Accounts receivable, net of allowances and reserves of $1,902 and $2,106 as of June 30, 2025 and 2024	135,804	111,786
Prepaid expenses and other assets	8,644	6,813
Total current assets	245,526	169,087
Property and equipment, net	16,818	19,858
Operating lease right-of-use assets	9,620	10,440
Goodwill	125,056	125,056
Intangible assets, net	28,475	38,008
Other assets, noncurrent	5,612	6,097
Total assets	$431,107	$368,546
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$62,247	$48,204
Accrued liabilities	87,225	68,822
Other liabilities	13,572	9,372
Total current liabilities	163,044	126,398
Operating lease liabilities, noncurrent	7,382	7,879
Other liabilities, noncurrent	16,637	17,444
Total liabilities	187,063	151,721
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 57,159,734 and 55,473,439 shares issued and outstanding as of June 30, 2025 and 2024	58	55
Additional paid-in capital	369,958	347,449
Accumulated other comprehensive loss	(268)	(268)
Accumulated deficit	(125,704)	(130,411)
Total stockholders' equity	244,044	216,825
Total liabilities and stockholders' equity	$431,107	$368,546

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2025	2024	2023
Net revenue	$1,093,711	$613,514	$580,624
Cost of revenue (1)	982,840	567,268	532,101
Gross profit	110,871	46,246	48,523
Operating expenses: (1)
Product development	33,872	30,045	28,893
Sales and marketing	18,289	13,607	12,542
General and administrative	52,517	30,659	27,904
Operating income (loss)	6,193	(28,065)	(20,816)
Interest income	23	408	296
Interest expense	(400)	(680)	(790)
Other (expense), net	(183)	(2,059)	(52)
Income (loss) before income taxes	5,633	(30,396)	(21,362)
(Provision for) income taxes	(926)	(935)	(47,504)
Net income (loss)	$4,707	$(31,331)	$(68,866)

Comprehensive income (loss):
Net income (loss)	$4,707	$(31,331)	$(68,866)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(2)	(5)
Comprehensive income (loss)	$4,707	$(31,333)	$(68,871)

Net income (loss) per share:
Basic	$0.08	$(0.57)	$(1.28)
Diluted	$0.08	$(0.57)	$(1.28)

Weighted-average shares used in computing net income (loss) per share:
Basic	56,477	54,917	53,799
Diluted	58,300	54,917	53,799

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$11,658	$8,409	$7,923
Product development	4,386	3,147	2,880
Sales and marketing	4,408	2,968	2,298
General and administrative	11,314	9,177	5,685

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	54,192,928	$54	—	$—	$329,093	$(266)	$(99,080)	$229,801
Issuance of common stock upon exercise of stock options	217,926	—	—	—	918	—	—	918
Release of restricted stock, net of share settlement	992,809	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	317,394	—	—	—	2,573	—	—	2,573
Stock-based compensation expense	—	—	—	—	23,754	—	—	23,754
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(6,688)	—	—	(6,688)
Repurchase of common stock	—	—	(247,618)	(2,200)	—	—	—	(2,200)
Retirement of treasury stock	(247,618)	—	247,618	2,200	(2,200)	—	—	—
Net loss	—	—	—	—	—	—	(31,331)	(31,331)
Other comprehensive income (loss)	—	—	—	—	—	(2)	—	(2)
Balance at June 30, 2024	55,473,439	$55	—	$—	$347,449	$(268)	$(130,411)	$216,825
Issuance of common stock upon exercise of stock options	113,991	—	—	—	1,015	—	—	1,015
Release of restricted stock, net of share settlement	1,229,288	3	—	—	(3)	—	—	—
Issuance of common stock under the employee stock purchase plan	343,016	—	—	—	2,941	—	—	2,941
Stock-based compensation expense	—	—	—	—	31,780	—	—	31,780
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(13,224)	—	—	(13,224)
Net income (loss)	—	—	—	—	—	—	4,707	4,707
Balance at June 30, 2025	57,159,734	$58	—	$—	$369,958	$(268)	$(125,704)	$244,044

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$4,707	$(31,331)	$(68,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,506	23,957	19,155
Stock-based compensation	31,766	23,701	18,786
Impairment of investment in equity securities	—	2,000	—
Change in the fair value of contingent consideration	17,094	—	—
Provision for sales returns and doubtful accounts receivable	2,179	896	2,745
Deferred income taxes	381	597	47,214
Non-cash lease expense (income)	47	(513)	(1,081)
Other adjustments, net	53	(1,131)	(25)
Changes in assets and liabilities:
Accounts receivable	(26,197)	(44,934)	10,936
Prepaid expenses and other assets	(1,830)	2,966	(4,802)
Accounts payable	13,774	10,480	(4,770)
Accrued liabilities	18,500	25,351	(7,454)
Net cash provided by operating activities	84,980	12,039	11,838
Cash Flows from Investing Activities
Internal software development costs	(9,371)	(11,377)	(11,942)
Capital expenditures	(2,071)	(5,348)	(3,062)
Acquisitions, net of cash acquired	—	(4,510)	—
Other investing activities	(1)	(1,500)	(121)
Net cash used in investing activities	(11,443)	(22,735)	(15,125)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,956	3,491	3,219
Payment of withholding taxes related to release of restricted stock, net of share settlement	(13,224)	(6,688)	(5,389)
Post-closing payments and contingent consideration related to acquisitions	(13,728)	(7,026)	(11,643)
Repurchase of common stock	—	(2,288)	(5,646)
Net cash used in financing activities	(22,996)	(12,511)	(19,459)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	18	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	50,591	(23,189)	(22,761)
Cash, cash equivalents and restricted cash at beginning of period	50,503	73,692	96,453
Cash, cash equivalents and restricted cash at end of period	$101,094	$50,503	$73,692
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$101,078	$50,488	$73,677
Restricted cash included in other assets, noncurrent	16	15	15
Total cash, cash equivalents and restricted cash	$101,094	$50,503	$73,692

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$576	$470	$372
Supplemental Disclosure of Non-cash Investing and Financing Activities
Post-closing payments unpaid at acquisition date (See Note 6)	—	7,161	—
Contingent consideration unpaid at acquisition date (See Note 6)	—	2,100	—
Retirement of treasury stock (See Note 12)	—	(2,200)	(4,053)
Purchases of property and equipment included in accrued liabilities	1,413	846	1,228

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The Company had two clients that accounted for 23% and 12% of net revenue in fiscal year 2025, and one client that accounted for 12% and 20% of net revenue in fiscal years 2024 and 2023. The Company had two clients that accounted for 16% and 13% of net accounts receivable as of June 30, 2025, and 13% and 11% of net accounts receivable as of June 30, 2024. No other client accounted for 10% or more of net revenue in fiscal years 2025, 2024 and 2023, or 10% or more of net accounts receivable as of June 30, 2025 and 2024.

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

The following table presents the changes in the Company’s allowance for credit losses for the periods indicated (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Balance at beginning of the year	$815	$2,092	$120
Write-offs charged against the allowance	(1,188)	(1,277)	—
Provision for credit losses	1,288	—	1,972
Balance at end of the year	$915	$815	$2,092

The revenue reserve was $1.0 million and $1.3 million as of June 30, 2025 and 2024. The total allowance for credit losses and revenue reserve was $1.9 million and $2.1 million as of June 30, 2025 and 2024.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the development of website content are included within cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized internal software development costs of $9.3 million and $10.9 million in fiscal years 2025 and 2024. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations and comprehensive loss.

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

The Company accounts for asset acquisitions using the cost accumulation and allocation model, whereby the costs of the acquisition are allocated to the assets acquired on a relative fair value basis in accordance with the Company’s accounting policies.

The Company accounts for business combinations using the acquisition method, which requires that the total consideration for each acquired business be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

In determining the fair value of assets acquired and liabilities assumed in a business combination, the Company used the income approach to value its most significant acquired asset. Significant assumptions relating to the Company’s estimates in the income approach include base revenue, revenue growth rate net of client attrition, projected gross margin, discount rates, projected operating expenses and the future effective income tax rates. The valuations of our acquired businesses have been performed by a third-party valuation specialist under the Company management’s supervision. The Company believes that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and comprehensive income (loss) and may have a material effect on our financial condition and operating results.

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

The Company performs its annual goodwill impairment test on April 30 and conducts a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers the impact of key factors such as changes in the general economic conditions, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. The Company had one reporting unit for purposes of allocating and testing goodwill for fiscal year 2025. Based on the results of the qualitative assessment completed as of April 30, 2025, there were no indicators of impairment.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2025, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 3.1 years as of June 30, 2025.

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

The Company regularly reviews investments accounted for under the equity method and the fair value measurement alternative for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model. The evaluation for impairment of investments in equity securities considers qualitative factors, including the financial condition and specific events related to an investee that may indicate the fair value of the investment is less than its carrying value. For fiscal year 2024, an impairment charge for investments in equity securities of $2.0 million was recorded within other (expense) income, net on the consolidated statement of operations and comprehensive loss. No impairment charges for investments in equity securities were recorded for fiscal year 2025.

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

Segment information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM, its chief executive officer, reviews financial information presented on a consolidated basis, and no expense or operating income is evaluated at a segment level. Given the consolidated level of review by the Company’s chief executive officer, the Company operates as one reportable segment.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Comprehensive income (loss) is disclosed as part of the statements of operations and comprehensive income (loss).

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

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2025 and 2024.

Recent Accounting Pronouncements

Accounting Pronouncements Already Adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures in ASC 280 on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this standard effective June 30, 2025, and the adoption did not have a material impact on the consolidated financial statements. See Note 2 - Summary of significant accounting policies and Note 14 - Segment Information for further information.

Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses(ASU 2023-09) to expand the disclosure requirements for income statement expenses. In January 2025, the FASB issued ASU 2025-01, to further clarify the effective date. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

ASU’s not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company’s consolidated financial statements or disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Net revenue:
Financial Services	$817,157	$392,579	$379,723
Home Services	261,794	211,944	193,133
Other Revenue	14,760	8,991	7,768
Total net revenue	$1,093,711	$613,514	$580,624

Contract Balances

The contract liabilities representing client deposits from the Company’s contracts with its clients were $1.3 million and $1.3 million as of June 30, 2025 and June 30, 2024.

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the fiscal year ended June 30, 2025 was related to advance consideration received from clients of $6.9 million, offset by revenue recognized of $6.9 million.

4. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options, unvested restricted stock units, and shares issuable related to the ESPP using the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(In thousands, except per share data)
Numerator:
Net income (loss)	$4,707	$(31,331)	$(68,866)
Denominator:
Weighted average shares of common stock used in computing basic net income (loss) per share	56,477	54,917	53,799
Weighted average effect of dilutive securities	1,823	—	—
Weighted average shares of common stock used in computing diluted net income (loss) per share	58,300	54,917	53,799
Net income (loss) per share:
Basic (1)	$0.08	$(0.57)	$(1.28)
Diluted (1)	$0.08	$(0.57)	$(1.28)

Securities excluded from weighted average shares of common stock used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	426	4,453	4,247

(1)
Diluted net loss per share for fiscal 2024 and 2023 do not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net loss incurred. The assumed issuance of any additional shares would be anti-dilutive.
(2)
These weighted shares relate to anti-dilutive stock options, restricted stock units, and shares issuable related to the ESPP as calculated using the treasury stock method and could be dilutive in the future.

5. Fair Value Measurements

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2025				June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$407	$—	$—	$407	$2,215	$—	$—	$2,215
Liabilities:
Post-closing payments related to acquisitions	$—	$10,179	$—	$10,179	$—	$18,143	$—	$18,143
Contingent consideration related to acquisitions	—	—	13,558	13,558	—	—	2,466	2,466
Total	$—	$10,179	$13,558	$23,737	$—	$18,143	$2,466	$20,609

Reported as:
Cash and cash equivalents				$407				$2,215
Other Liabilities:
Current				$13,572				$9,372
Noncurrent				10,165				11,237
Total				$23,737				$20,609

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

The Company reassesses the estimated fair value of the contingent consideration at the end of each reporting period based on the information available at the time. The Company recorded a net increase of $11.5 million to the fair value of the contingent consideration of AquaVida in fiscal year 2025, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration of AquaVida increased from $2.1 million at the acquisition date to $13.6 million as of June 30, 2025. There was no adjustment for change in fair value recorded for the contingent consideration in fiscal year 2024 based on the information and evidence available as of the period end.

The following table presents the changes in the contingent consideration (in thousands):

Level 3
Balance at June 30, 2023	$1,039
Additions related to the acquisition of AquaVida (initial measurement)	2,100
Payments made during the period	(673)
Balance at June 30, 2024	2,466
Changes in fair value during period	17,094
Payments made during the period	(6,002)
Balance at June 30, 2025	$13,558

6. Acquisitions

BestCompany

On January 4, 2024, the Company acquired certain assets of BestCompany, a leading performance-based marketing company specializing in purchasing media traffic data from third party platforms and generating qualified inquiries from such data, to broaden the Company's customer and media relationships in the home services vertical. In exchange for certain assets of BestCompany, the Company paid $2.5 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over two years, with the first installment payable twelve months following the date of closing. The first installment payment of $2.0 million was completed during the third quarter of fiscal year 2025 with one remaining annual installment expected during the third quarter of fiscal year 2026. The purchase consideration also includes an incremental $1.0 million to BestCompany in the form of a two-year convertible promissory note.

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

Aqua Vida

On March 1, 2024, the Company acquired certain assets of AquaVida, a performance-based marketing company specializing in media generation, to broaden the Company's access to large and meaningful media channels in all verticals. In exchange for the assets of AquaVida, the Company paid $2.0 million in cash upon closing and will make $4.0 million in post-closing payments, payable in equal annual installments over a four-year period, with the first installment payable twelve months following the date of closing. The first installment payment of $1.0 million was completed during the third quarter of fiscal year 2025, with three remaining annual installments expected over the remaining three-year period ending March 31, 2028. The purchase consideration also includes a contingent consideration based on future media margin results, payable for four years following the date of closing. The Company paid $5.7 million during the fourth quarter of fiscal year 2025 for the first earnout payment based on actual media margin results.

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

The Company finalized the allocation of the purchase price to the individual assets acquired during fiscal year 2025, with no adjustments required.

7. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2025	2024
Accounts receivable, gross	$137,706	$113,892
Less: Allowance for credit losses and revenue reserves	(1,902)	(2,106)
Total accounts receivable, net	$135,804	$111,786

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2025	2024
Prepaid expenses	$7,842	$6,217
Income tax receivable	—	63
Other assets	802	533
Total prepaid expenses and other assets	$8,644	$6,813

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2025	2024
Computer equipment	$14,077	$13,259
Software	1,528	1,262
Furniture and fixtures	380	375
Leasehold improvements	4,191	3,889
Internal software development costs	38,724	29,474
Property and equipment, gross	58,900	48,259
Less: Accumulated depreciation and amortization	(42,082)	(28,401)
Total property and equipment, net	$16,818	$19,858

Depreciation expense was $3.2 million, $3.0 million and $2.8 million for fiscal years 2025, 2024 and 2023. Amortization expense related to internal software development costs was $11.8 million, $10.2 million and $5.3 million for fiscal years 2025, 2024 and 2023.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2025	2024
Accrued media costs	$69,009	$52,805
Accrued compensation and related expenses	7,480	6,579
Accrued professional service and other business expenses	7,922	6,348
Operating lease liabilities, current	2,814	3,090
Total accrued liabilities	$87,225	$68,822

Other liabilities, noncurrent

Other liabilities, noncurrent were comprised of the following (in thousands):

	June 30,
	2025	2024
Post-closing payments and contingent consideration related to acquisitions	$10,165	$11,237
Income tax liabilities	6,472	6,089
Other liabilities	—	118
Total other liabilities, noncurrent	$16,637	$17,444

8. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2025			June 30, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$93,511	$(76,353)	$17,158	$93,511	$(68,770)	$24,741
Content	43,106	(43,106)	—	43,106	(43,068)	38
Website/trade/domain names	25,422	(20,601)	4,821	25,422	(20,051)	5,371
Acquired technology and others	43,014	(36,518)	6,496	43,014	(35,156)	7,858
	$205,053	$(176,578)	$28,475	$205,053	$(167,045)	$38,008

Amortization of intangible assets was $9.5 million, $10.7 million and $11.1 million for fiscal years 2025, 2024 and 2023.

Future amortization expense for the Company’s intangible assets as of June 30, 2025 was as follows (in thousands):

Fiscal Year Ended June 30,	Amortization
2026	$6,887
2027	5,864
2028	5,281
2029	4,234
2030	1,524
Thereafter	4,685
Total	$28,475

Goodwill

The addition to goodwill during fiscal year 2024 was associated with the acquisition of AquaVida. There was no addition to goodwill during fiscal year 2025. See Note 6, Acquisitions, for further details related to the acquisitions. There was no goodwill impairment recognized during fiscal years 2025 and 2024, and as a result the carrying amount of goodwill continues to be $125.1 as of June 30, 2025.

9. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
US	$4,907	$(31,110)	$(21,745)
Foreign	726	714	383
Total	$5,633	$(30,396)	$(21,362)

The components of the provision for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	298	125	143
Foreign	337	305	224
Total current provision for income taxes	635	430	367
Deferred:
Federal	396	572	40,780
State	69	(104)	6,357
Foreign	(174)	37	—
Total deferred provision for income taxes	291	505	47,137
Total provision for income taxes	$926	$935	$47,504

The reconciliation between the statutory federal income tax expense and the Company’s effective income tax expense was as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Statutory federal income tax expense	$1,180	$(6,359)	$(4,486)
States taxes, net of federal benefit	(191)	(1,553)	(752)
Foreign rate differential	(82)	106	61
Stock-based compensation (benefit) expense	(3,148)	25	676
Change in valuation allowance	1,618	8,113	52,396
Research and development credits	(2,441)	(1,593)	(1,847)
Disqualified compensation expense	3,142	1,363	744
Uncertain tax position	696	490	550
Expired attributes	155	188	273
Foreign deferred adjustment	—	(6.0)	—
Other	(3)	161	(111)
Effective income tax expense	$926	$935	$47,504

The components of the noncurrent deferred tax assets and liabilities, net were as follows (in thousands):

	June 30,
	2025	2024
Noncurrent deferred tax assets:
Reserves and accruals	$1,222	$1,192
Stock-based compensation expense	4,626	3,340
Net operating loss	27,591	38,590
Fixed assets	378	330
Tax credits	17,680	15,496
Operating lease liabilities	2,111	2,583
Research and development capitalized cost	19,144	12,985
Contingent consideration liability	3,266	—
Other	708	623
Total noncurrent deferred tax assets	76,726	75,139
Less: valuation allowance — long-term	(69,287)	(67,669)
Total noncurrent deferred tax assets, net of valuation allowance	7,439	7,470

Noncurrent deferred tax liabilities:
Intangibles	(9,190)	(8,434)
Operating lease right-of-use assets	(1,962)	(2,458)
Total noncurrent deferred tax liabilities	(11,152)	(10,892)

Net deferred tax liabilities	$(3,713)	$(3,422)

The Company has a net deferred tax liability balance of $3.7 million and $3.4 million as of June 30, 2025 and 2024, included within other liabilities, noncurrent on the Company’s consolidated balance sheet. The net deferred tax liability is related to indefinite lived deferred tax liabilities unable to be offset with deferred tax assets. The Company has a valuation allowance of approximately $69.3 million and $67.7 million as of June 30, 2025 and 2024, respectively. The Company evaluated the need for a valuation allowance by considering among other things, the nature, frequency and severity of current and cumulative losses, reversal of taxable temporary differences, tax planning strategies, forecasts of future profitability, and the duration of statutory carryforward periods. The Company determined that the significant negative evidence associated with cumulative losses in recent periods outweighed the positive evidence as of June 30, 2025 and accordingly, the near-term realization of certain of these assets was deemed not more likely than not. In the fourth quarter of fiscal year 2023, the Company recorded a one-time, non-cash charge to income tax expense of $52.4 million to establish a valuation allowance against its net deferred tax assets. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly. Due to recent improvements in the U.S. operating results, management believes a reasonable possibility exists that, within the next twelve months, sufficient positive evidence may become available to reach a conclusion that all or some portion of the U.S. valuation allowance will no longer be needed. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that the Company is able to actually achieve.

As of June 30, 2025 and 2024, the Company had a federal operating loss carryforward of approximately $105.4 million and $152.9 million. As of June 30, 2025 and 2024, the Company’s state operating loss carryforward was approximately $82.8 million and $97.6 million. With the exception of $68.6 million of federal net operating losses which can be carried forward indefinitely, the federal and state net operating losses, if not used, will begin to expire on June 30, 2037 and June 30, 2026, respectively. The operating loss carryforward in the India jurisdiction was approximately $1.2 million which will begin to expire on June 30, 2026. The Company has federal and California research and development tax credit carryforwards of approximately $13.2 million and $12.9 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2034, while the state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Balance at beginning of the year	$6,644	$6,030	$5,296
Gross increases - current period tax positions	839	654	717
Gross decreases - prior period tax positions	37	(40)	—
Gross increases - prior period tax positions	—	—	19
Reductions as a result of lapsed statute of limitations	—	—	(2)
Balance at end of the year	$7,520	$6,644	$6,030

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of June 30, 2025, the Company has accrued $1.7 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as other liabilities, noncurrent on the Company’s consolidated balance sheet.

As of June 30, 2025, unrecognized tax benefits of $1.1 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions and is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2014. As of June 30, 2025, the tax years 2014 through 2025 remain open in the U.S., and the tax years 2021 through 2025 remain open in various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from our examinations.

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

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Operating lease expense	$3,617	$4,220	$4,790
Short-term lease expense	818	840	638
Variable lease expense (1)	207	565	666
Total lease expense	$4,642	$5,625	$6,094

(1)
Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Fiscal Year Ended June 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,382	$5,114	$5,860

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$2,539	$11,026	$824

Weighted average remaining lease term - operating leases	3.9 years	4.3 years	1.5 years
Weighted average discount rate - operating leases	7.3%	6.9%	5.5%

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

Maturities of operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026	$3,221
2027	3,357
2028	3,360
2029	2,114
2030	837
Thereafter	33
Total minimum lease payments	12,922
Less: imputed interest	(2,726)
Present value of net minimum lease payments	$10,196
Operating lease liabilities:
Current (included in Accrued Liabilities)	$2,814
Noncurrent	7,382
Total	$10,196

As of June 30, 2025, the Company had additional undiscounted future minimum payments of $0.5 million relating to an operating lease for office space that had been signed but had not yet commenced. This operating lease will commence during the second quarter of fiscal year 2026 and will have a lease term of approximately 6 years.

11. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2025 and 2024.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2025 and 2024.

Letters of Credit

The Company has a $0.3 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless canceled by the financial institution within 30 days of the annual expiration date.

12. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors canceled the prior stock repurchase program that commenced in July 2017 and authorized a stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. In fiscal year 2024, the Company repurchased 247,618 shares of its common stock at an average price of $8.85 per share, at a total cost of $2.2 million (including a broker commission of $0.03 per share). There were no repurchases in fiscal year 2025. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of June 30, 2025, approximately $16.8 million remained available for stock repurchases pursuant to the board authorization.

Retirement of Treasury Stock

In fiscal year 2024, the Company retired 247,618 shares of its common stock with a carrying value of $2.2 million. In fiscal year 2025, the Company retired zero shares of its common stock. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

13. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2025, 2024 and 2023, the Company recorded stock-based compensation expense of $31.8 million, $23.7 million and $18.8 million. There was no tax benefits realized in fiscal years 2024 and 2023 due to the Company's full valuation allowance. In fiscal year 2025, the Company recognized tax benefits related to stock-based compensation of $3.1 million, which are reflected in the Company’s provision for income taxes.

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

An aggregate of 23,125,612 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2025, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance was increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 7,210,108 shares available for issuance under the 2010 Incentive Plan as of June 30, 2025.

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

An aggregate of 4,598,838 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2025. This amount was increased annually through July 1, 2019, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 1,871,841 shares available for issuance under the Directors’ Plan as of June 30, 2025.

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

The weighted-average Black-Scholes model assumptions and the weighted-average grant date fair value of stock options were as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Expected term (in years)	3.5	3.5	3.5
Expected volatility	50%	52%	55%
Expected dividend yield	—	—	—
Risk-free interest rate	4.3%	4.6%	3.8%
Grant date fair value	$7.60	$5.30	$4.85

Stock Option Award Activity

The following table summarizes the stock option award activity under the plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2023	444,050	$9.10	2.28	$1,283
Granted	9,808	12.54
Exercised	(217,926)	4.21
Forfeited	(15)	15.45
Expired	(7,314)	7.78
Outstanding at June 30, 2024	228,603	$13.95	3.23	$912
Granted	1,785	18.63
Exercised	(113,991)	8.91
Forfeited	—	—
Expired	(122)	14.24
Outstanding at June 30, 2025	116,275	$18.97	3.06	$31
Vested and expected-to-vest at June 30, 2025 (1)	116,271	$18.97	3.06	$31
Vested and exercisable at June 30, 2025	115,233	$18.98	3.06	$31

(1)
The expected-to-vest options are the result of applying the pre-vesting forfeiture assumption to total outstanding options.

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of options exercised (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Intrinsic value	$1,400	$1,561	$693
Cash received	1,016	918	587
Tax benefit	—	—	—

As of June 30, 2025, there was $7.8 thousand of total unrecognized compensation expense related to unvested stock options which are expected to be recognized over a weighted-average period of 0.1 year.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2023	2,899,159	$11.95	1.30	$25,600
Granted	1,887,379	9.68
Vested	(1,222,938)	12.32
Forfeited	(141,733)	11.24
Outstanding at June 30, 2024	3,421,867	$10.59	1.26	$56,769
Granted	1,715,225	19.02
Vested	(1,516,841)	11.12
Forfeited	(175,006)	14.89
Outstanding at June 30, 2025	3,445,245	$14.33	1.17	$55,469

As of June 30, 2025, there was $35.0 million of total unrecognized compensation expense related to service-based RSUs which are expected to be recognized over a weighted-average period of 2.5 years.

Performance-Based Restricted Stock Unit Activity

The following table summarizes the performance-based RSU activity under the 2010 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2023	878,471	$11.66	1.05	$7,757
Granted	616,000	16.59
Vested	(291,628)	14.47
Forfeited	(186,158)	9.48
Outstanding at June 30, 2024	1,016,685	$14.24	1.12	$16,867
Granted	810,850	16.10
Vested	(417,493)	16.56
Forfeited	(116,689)	9.47
Outstanding at June 30, 2025	1,293,353	$16.09	1.18	$20,824

As of June 30, 2025, there was $7.7 million of total unrecognized compensation expense related to performance-based RSUs which are expected to be recognized over a weighted-average period of 1.2 years.

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

On each purchase date, eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the first trading day of each offering period, or (2) the fair market value of the common stock on the purchase date. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). If the fair market value of the common stock on any purchase date is lower than it was on the first trading day of that offering period, participants will be automatically withdrawn from the current offering period and be immediately re-enrolled in a new offering period. In fiscal year 2025, 343,016 shares of common stock were purchased under the 2021 ESPP. As of June 30, 2025, 1,225,943 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of June 30, 2025 amounting to $1.5 million are included within accrued liabilities on the Company’s consolidated balance sheet, and will be used to purchase shares for the ESPP purchase period ending on August 24, 2025.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

Fiscal Year Ended June 30,
	2025	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	42% - 58%	48% - 58%	48% - 57%
Expected dividend yield	—	—	—
Risk-free interest rate	4.0% - 5.5%	4.5% - 5.5%	2.9% - 5.0%
Grant date fair value	$2.97 - $8.79	$2.97 - $6.73	$3.77 - $8.11

14. Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. The Company’s CODM is the chief executive officer, who manages operations based on financial information provided on a consolidated basis to assess performance and decide how to allocate resources.

As a single reportable operating segment entity, the Company's segment performance measure is net income (loss), which is used to monitor budget versus actual results. Segment income from operations includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the reportable segment.

The significant components of segment costs and expenses, along with a reconciliation to net income (loss) are presented below (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Net revenue	$1,093,711	$613,514	$580,624
Less:
DMS expense (1)	$989,570	$572,650	$541,462
General and administrative expense (2)	20,683	19,194	19,747
Corporate systems expense (2)	2,197	2,078	2,290
Other segment cost and expense (3)	76,554	50,925	85,991
Net income (loss)	$4,707	$(31,331)	$(68,866)

(1) Digital marketing services (“DMS”) expense primarily includes media and marketing expense, personnel-related costs, general facilities, and professional fees.

(2) General and administrative expense and Corporate systems expense are primarily comprised of personnel-related costs, professional fees, general facilities, office-related costs and technology service costs.

(3) Other segment cost and expense primarily includes non-cash depreciation, amortization, stock-based compensation and other non-recurring expenses, as well as interest income and income taxes, which are included in net income (loss).

The following tables summarize the net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Net revenue:
United States	$1,080,730	$607,373	$570,703
International	12,981	6,141	9,921
Total net revenue	$1,093,711	$613,514	$580,624

	June 30,
	2025	2024
Property and equipment, net:
United States	$16,590	$19,643
International	228	215
Total property and equipment, net	$16,818	$19,858

	June 30,
	2025	2024
Intangible assets, net:
United States	$28,475	$38,008
International	—	—
Total intangible assets, net	$28,475	$38,008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosures and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2025.

The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class I Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2025.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule for the Years ended June 30, 2025, 2024, and 2023

Schedule II: Valuation and Qualifying Account

The activity in the allowance for doubtful accounts and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue (1)	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts
Fiscal year 2023	$1,536	$2,740	$(554)	$3,722
Fiscal year 2024	$3,722	$935	$(2,551)	$2,106
Fiscal year 2025	$2,106	$2,181	$(2,385)	$1,902

Deferred tax asset valuation allowance
Fiscal year 2023	$7,160	$52,396	$—	$59,556
Fiscal year 2024	$59,556	$8,113	$—	$67,669
Fiscal year 2025	$67,669	$1,618	$—	$69,287

(1)
Additions to the allowance for doubtful accounts and the valuation allowance are charged to expense. Additions to the allowance for sales returns are charged against revenue.

All other financial statement schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.

(3) Exhibits

The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-163228	3.2	December 22, 2009

3.2	Bylaws.	S-1/A	333-163228	3.4	December 22, 2009

4.1	Form of QuinStreet, Inc.’s Common Stock Certificate.	S-1/A	333-163228	4.1	January 14, 2010

10.5+	QuinStreet, Inc. 2010 Equity Incentive Plan.	S-8	333-165534	99.9	March 17, 2010

10.6+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).	S-8	333-165534	99.10	March 17, 2010

10.7+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).	S-8	333-165534	99.11	March 17, 2010

10.8+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.8	August 23, 2012

10.9+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.9	August 23, 2012

10.10+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).	10-K	001-34628	10.10	August 20, 2013

10.11+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.12	March 17, 2010

10.12+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.13	March 17, 2010

10.13+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.14	March 17, 2010

10.15+	Annual Incentive Plan.	S-1/A	333-163228	10.12	January 14, 2010

10.18	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.	10-Q	001-34628	10.1	May 12, 2010

10.19+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.	S-1/A	333-163228	10.19	January 26, 2010

10.20	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.	8-K	001-34628	10.1	June 27, 2012

10.27+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.27	September 12, 2014

10.28+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.	10-Q	001-34628	10.1	February 6, 2015

10.29	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	June 12, 2015

10.30+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.30	August 19, 2015

10.31	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.	10-Q	001-34628	10.1	February 9, 2016

10.32	Form of Change in Control Severance Agreement.	10-Q	001-34628	10.1	November 9, 2016

10.33+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.33	September 8, 2017

10.34+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.34	September 8, 2017

10.35	Amended Office Lease Metro Center, dated February 25, 2010 between the registrant and CA-Metro Center Limited Partnership	10-K	001-34628	10.35	September 12, 2018

10.37+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for non-executive officer employees).	10-Q	001-34628	10.36	November 9, 2018

10.38+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for executive officer).	10-Q	001-34628	10.37	November 9, 2018

10.39+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for employees with a Change in Control Severance Agreement).	10-Q	001-34628	10.38	November 9, 2018

10.40+	QuinStreet, Inc. 2021 Employee Stock Purchase Plan	S-8	333-260769	99.1	November 4, 2021

10.41#	Sixth Amendment to Office Lease Metro Center, dated March 16, 2023 between QuinStreet, Inc. and Hudson Metro Center, LLC	10-K	001-34628	10.41	August 21, 2024

19.1	QuinStreet, Inc. Policy Against Trading on the Basis of Inside Information	10-K	001-34628	19.1	August 21, 2024

19.2	QuinStreet, Inc. Trading Window and Trade Pre-Clearance Policy	10-K	001-34628	19.2	August 21, 2024

19.3	QuinStreet, Inc. Rule 10b5-a Trading Guidelines	10-K	001-34628	19.3	August 21, 2024

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (PCAOB ID 238)

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

97.1+	QuinStreet, Inc. Financial Restatement Compensation Recoupment Policy	10-K	001-34628	97.1	August 21, 2024

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 21, 2025.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and	August 21, 2025
Douglas Valenti	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer	August 21, 2025
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Asmau Ahmed	Director	August 21, 2025
Asmau Ahmed

/s/ Matthew Glickman	Director	August 21, 2025
Matthew Glickman

/s/ Stuart Huizinga	Director	August 21, 2025
Stuart Huizinga

/s/ David Pauldine	Director	August 21, 2025
David Pauldine

/s/ Andrew Sheehan	Director	August 21, 2025
Andrew Sheehan

/s/ James Simons	Director	August 21, 2025
James Simons

/s/ Hillary Smith	Director	August 21, 2025
Hillary Smith