Form 10-Q
period 2025-09-30
QUINSTREET, INC
filed 2025-11-07
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of common stock outstanding as of November 3, 2025: 56,751,575

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$101,298	$101,078
Accounts receivable, net of allowances and reserves of $2,443 and $1,902 as of September 30, 2025 and June 30, 2025	149,981	135,804
Prepaid expenses and other assets	8,368	8,644
Total current assets	259,647	245,526
Property and equipment, net	16,968	16,818
Operating lease right-of-use assets	9,329	9,620
Goodwill	125,056	125,056
Intangible assets, net	26,182	28,475
Other assets, noncurrent	5,462	5,612
Total assets	$442,644	$431,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74,553	$62,247
Accrued liabilities	89,498	87,225
Other liabilities	8,114	13,572
Total current liabilities	172,165	163,044
Operating lease liabilities, noncurrent	6,995	7,382
Other liabilities, noncurrent	16,785	16,637
Total liabilities	195,945	187,063
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 57,367,521 and 57,159,734 shares issued and outstanding as of September 30, 2025 and June 30, 2025	58	58
Additional paid-in capital	368,078	369,958
Accumulated other comprehensive loss	(268)	(268)
Accumulated deficit	(121,169)	(125,704)
Total stockholders' equity	246,699	244,044
Total liabilities and stockholders' equity	$442,644	$431,107

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Net revenue	$285,853	$279,219
Cost of revenue (1)	258,913	250,814
Gross profit	26,940	28,405
Operating expenses: (1)
Product development	8,159	8,620
Sales and marketing	4,726	4,144
General and administrative	9,266	16,848
Operating income (loss)	4,789	(1,207)
Interest income	3	14
Interest expense	(68)	(124)
Other (expense), net	(5)	(98)
Income (loss) before income taxes	4,719	(1,415)
(Provision for) benefit from income taxes	(184)	49
Net income (loss)	$4,535	$(1,366)

Comprehensive income (loss):
Net income (loss)	$4,535	$(1,366)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—
Comprehensive income (loss)	$4,535	$(1,366)

Net income (loss) per share:
Basic	$0.08	$(0.02)
Diluted	$0.08	$(0.02)

Weighted-average shares used in computing net income (loss) per share:
Basic	57,358	55,823
Diluted	58,769	55,823

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,575	$2,875
Product development	1,453	1,046
Sales and marketing	1,281	1,095
General and administrative	2,894	3,391

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2025	57,159,734	$58	—	$—	$369,958	$(268)	$(125,704)	$244,044
Issuance of common stock upon exercise of stock options	200	—	—	—	3	—	—	3
Release of restricted stock, net of share settlement	527,696	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	142,331	—	—	—	1,331	—	—	1,331
Stock-based compensation expense	—	—	—	—	9,203	—	—	9,203
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(5,275)	—	—	(5,275)
Repurchase of common stock	—	—	(462,440)	(7,142)	—	—	—	(7,142)
Retirement of treasury stock	(462,440)	—	462,440	7,142	(7,142)	—	—	—
Net income	—	—	—	—	—	—	4,535	4,535
Balances at September 30, 2025	57,367,521	$58	—	$—	$368,078	$(268)	$(121,169)	$246,699

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2024	55,473,439	$55	—	$—	$347,449	$(268)	$(130,411)	$216,825
Issuance of common stock upon exercise of stock options	40,350	—	—	—	164	—	—	164
Release of restricted stock, net of share settlement	471,626	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	142,188	—	—	—	1,198	—	—	1,198
Stock-based compensation expense	—	—	—	—	8,421	—	—	8,421
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(5,424)	—	—	(5,424)
Net loss	—	—	—	—	—	—	(1,366)	(1,366)
Balances at September 30, 2024	56,127,603	$56	—	$—	$351,807	$(268)	$(131,777)	$219,818

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$4,535	$(1,366)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	9,203	8,407
Depreciation and amortization	5,815	6,441
Change in the fair value of contingent consideration	—	6,194
Provision for sales returns and doubtful accounts receivable	649	1,476
Non-cash lease expense	(56)	(31)
Deferred income taxes	123	(98)
Other adjustments, net	(663)	(352)
Changes in assets and liabilities:
Accounts receivable	(14,824)	(63,594)
Prepaid expenses and other assets	275	(757)
Accounts payable	12,477	12,343
Accrued liabilities	2,067	17,631
Net cash provided by (used in) operating activities	19,601	(13,706)
Cash Flows from Investing Activities
Capital expenditures	(1,174)	(437)
Internal software development costs	(2,918)	(2,169)
Net cash used in investing activities	(4,092)	(2,606)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,334	1,362
Payment of withholding taxes related to release of restricted stock, net of share settlement	(5,275)	(5,424)
Post-closing payments and contingent consideration related to acquisitions	(4,614)	(5,144)
Repurchase of common stock	(6,745)	—
Net cash used in financing activities	(15,300)	(9,206)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	12
Net increase (decrease) in cash, cash equivalents and restricted cash	219	(25,506)
Cash, cash equivalents and restricted cash at beginning of period	101,094	50,503
Cash, cash equivalents and restricted cash at end of period	$101,313	$24,997
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$101,298	$24,982
Restricted cash included in other assets, noncurrent	15	15
Total cash, cash equivalents and restricted cash	$101,313	$24,997
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$153	$84
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	1,053	1,267
Retirement of treasury stock (See Note 10)	(7,142)	—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2025 and for the three months ended September 30, 2025 and 2024 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on August 21, 2025. The condensed consolidated balance sheet at June 30, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at September 30, 2025, its condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity for the three months ended September 30, 2025 and 2024 and condensed consolidated statements of cash flows for the three months ended September 30, 2025 and 2024. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026, or any other future period.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. Amounts previously presented as “Other Revenue” were reclassified into “Home Services” in the Disaggregation of Revenue table within Note 3, Revenue.

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes to our significant accounting policies as of and for the three months ended September 30, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures (ASU 2023-09) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the guidance in its Form 10-K for the fiscal year ended June 30, 2026, which will result in additional disclosure in the notes to the consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) to make targeted improvements to the accounting for internal-use software. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

ASU’s not included in the Company's disclosures were assessed and determined to be not applicable and material to the Company’s condensed consolidated financial statements or disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Net revenue:
Financial Services	$207,475	$210,891
Home Services and Other Revenue	78,378	68,328
Total net revenue	$285,853	$279,219

Contract Balances

The contract liabilities representing client deposits from the Company’s contracts with its clients were $1.2 million and $1.3 million as of September 30, 2025 and June 30, 2025.

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the three months ended September 30, 2025 was related to advance consideration received from clients of $0.9 million, offset by revenue recognized of $1.0 million.

Accounts Receivable and Allowances

The allowance for credit losses on accounts receivable was $1.1 million and $0.9 million as of September 30, 2025 and June 30, 2025. The revenue reserve was $1.3 million and $1.0 million as of September 30, 2025 and June 30, 2025. The total allowance for credit losses and revenue reserve was $2.4 million and $1.9 million as of September 30, 2025 and June 30, 2025.

Concentrations of Credit Risk

The Company had one client that accounted for 21% of net revenue for the three months ended September 30, 2025, and two clients that accounted for 20% and 14% of net revenue for the three months ended September 30, 2024. The Company had two clients that accounted for 14% and 13% of net accounts receivable as of September 30, 2025, and 16% and 13% of net accounts receivable as of June 30, 2025.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	September 30,
	2025	2024
	(In thousands, except per share data)
Numerator:
Net income (loss)	$4,535	$(1,366)
Denominator:
Weighted average shares of common stock used in computing basic net income (loss) per share	57,358	55,823
Weighted average effect of dilutive securities	1,411	—
Weighted average shares of common stock used in computing diluted net income (loss) per share	58,769	55,823
Net income (loss) per share:
Basic (1)	$0.08	$(0.02)
Diluted (1)	$0.08	$(0.02)

Securities excluded from weighted average shares of common stock used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	582	5,103

(1)
Diluted net loss per share for the three months ended September 30, 2024 does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net loss incurred. The assumed issuance of any additional shares would be anti-dilutive.
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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2025				June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,653	$—	$—	$3,653	$407	$—	$—	$407
Liabilities:
Post-closing payments related to acquisitions	$—	$4,747	$—	$4,747	$—	$10,179	$—	$10,179
Contingent consideration related to acquisitions	—	—	13,558	13,558	—	—	13,558	13,558
Total	$—	$4,747	$13,558	$18,305	$—	$10,179	$13,558	$23,737

Reported as:
Cash and cash equivalents				$3,653				$407
Other Liabilities:
Current				$8,114				$13,572
Noncurrent				10,191				10,165
Total				$18,305				$23,737

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

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the acquisition of BestCompany.com, LLC (“BestCompany”) and Aqua Vida, LLC (“AquaVida”) in fiscal year 2024. The last installment payment for Modernize, Inc. (“Modernize”) of $5.5 million was completed during the first quarter of fiscal year 2026. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of AquaVida. The AquaVida contingent consideration is based upon a percentage of margin achieved and is uncapped over a four-year period. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected media margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected media margin, or discount rates would have a material impact on the fair value of the contingent consideration. The change in contingent consideration liability from the acquisition date to the final amount paid will be recognized in earnings at each reporting date. There were no changes to the fair value of the contingent consideration of AquaVida for the three months ended September 30, 2025.

6. Goodwill and Intangible Assets, Net

Goodwill

As of September 30, 2025 and June 30, 2025, the Company had goodwill of $125.1 million. There were no impairments to goodwill during the three months ended September 30, 2025.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2025			June 30, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$93,511	$(78,214)	$15,297	$93,511	$(76,353)	$17,158
Content	43,106	(43,106)	—	43,106	(43,106)	—
Website/trade/domain names	25,422	(20,740)	4,682	25,422	(20,601)	4,821
Acquired technology and others	43,014	(36,811)	6,203	43,014	(36,518)	6,496
Total	$205,053	$(178,871)	$26,182	$205,053	$(176,578)	$28,475

Amortization of intangible assets was $2.3 million and $2.5 million for the three months ended September 30, 2025 and 2024.

Future amortization expense for the Company’s intangible assets as of September 30, 2025 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2026 (remaining nine months)	$4,595
2027	5,864
2028	5,281
2029	4,234
2030	1,524
Thereafter	4,684
Total	$26,182

7. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a provision for income taxes of $0.2 million and a benefit from income taxes of $49 thousand for the three months ended September 30, 2025 and 2024. The tax provision for the first quarter of 2025 was primarily related to foreign operations, tax amortization of goodwill, and state income taxes. The tax benefit for the first quarter of 2024 was related to losses incurred by the Company in the interim period.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of September 30, 2025, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

Additionally, in the event that the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.

8. Leases

The Company has operating leases primarily for its office facilities. The leases expire at various dates through fiscal year 2032, some of which include options to renew, with renewal terms of up to 5 years.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Operating lease expense	$844	$1,011
Short-term lease expense	196	301
Variable lease expense (1)	75	64
Total lease expense	$1,115	$1,376

(1)
Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$844	$880

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$404	$—

Weighted average remaining lease term - operating leases	3.7 years	4.1 years
Weighted average discount rate - operating leases	7.4%	6.4%

Maturities of operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remaining nine months)	$2,389
2027	3,381
2028	3,436
2029	2,191
2030	974
Thereafter	150
Total minimum lease payments	$12,521
Less imputed interest	(2,715)
Present value of net minimum lease payments	$9,806
Operating lease liabilities:
Current (included in Accrued Liabilities)	$2,811
Noncurrent	6,995
Total	$9,806

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2025 and June 30, 2025.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2025 and June 30, 2025.

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

10. Stockholders’ Equity and Stock Benefit Plans

Stock Repurchases

In April 2022, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to $40.0 million of the Company's common stock. During the three months ended September 30, 2025, the Company repurchased and retired 462,440 shares of its common stock at an average price of $15.41 per share, at a total cost of $7.1 million (including a broker commission of $0.03 per share). There was no stock repurchase activity during the three months ended September 30, 2024. As of September 30, 2025, approximately $9.7 million remained available for stock repurchases pursuant to the board authorization.

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

As of September 30, 2025, 23,125,612 shares were reserved and 11,217,890 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 1,871,841 shares were available for issuance under the Directors’ Plan.

Stock-based Compensation Expense

The following table summarizes the components of stock-based compensation by grant type:

	Three Months Ended
	September 30,
	2025	2024
Stock options	$8	$64
Restricted stock units	8,793	8,003
Employee stock purchase plan	402	340
Total stock-based compensation expense	$9,203	$8,407

Stock Award Activities

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The outstanding stock options as of September 30, 2025 totaled 116,075 shares.

Service-Based RSU

The Company estimates the fair value of service-based RSUs based on the closing price of the Company’s common stock on the grant date. The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2025	3,445,245	$14.33	1.17	$55,469
Granted	1,410,593
Vested	(609,534)
Forfeited	(68,398)
Outstanding at September 30, 2025	4,177,906	$14.75	1.52	$64,633

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

The following table summarizes the performance-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2025	1,293,353	$16.09	1.18	$20,824
Granted	944,750	15.47
Vested	(265,055)	16.01
Forfeited	(36,776)	11.03
Outstanding at September 30, 2025	1,936,272	$15.93	1.65	$29,955

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. During the three months ended September 30, 2025, 142,331 shares of common stock were purchased under the 2021 ESPP at a weighted-average price of $9.35. As of September 30, 2025, 1,083,612 shares were available for issuance under the 2021 ESPP. The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model.

ESPP employee payroll contributions accrued as of September 30, 2025 included within accrued liabilities on the Company’s condensed consolidated balance sheet was $0.5 million, and will be used to purchase shares for the ESPP purchase period ending on February 24, 2026.

11. Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker ("CODM") is the chief executive officer, who manages operations based on financial information provided on a consolidated basis to assess performance and decide how to allocate resources.

As a single reportable operating segment entity, the Company's segment performance measure is net income (loss), which is used to monitor budget versus actual results. Segment income from operations includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the reportable segment.

The significant components of segment costs and expenses, along with a reconciliation to net income (loss) are presented below (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Net revenue	$285,853	$279,219
Less:
DMS expense (1)	259,508	251,893
General and administrative expense (2)	5,285	6,456
Corporate systems expense (2)	537	553
Other segment cost and expense (3)	15,988	21,683
Net income (loss)	$4,535	$(1,366)

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

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Net revenue:
United States	$283,165	$276,766
International	2,688	2,453
Total net revenue	$285,853	$279,219

	September 30,	June 30,
	2025	2025
Property and equipment, net:
United States	$16,764	$16,590
International	204	228
Total property and equipment, net	$16,968	$16,818

	September 30,	June 30,
	2025	2025
Other intangible assets, net:
United States	$26,182	$28,475
International	—	—
Total other intangible assets, net	$26,182	$28,475

12. Subsequent Events

On October 30, 2025, the Board of Directors authorized a new stock repurchase program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in other documents we file from time to time with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our financial services client vertical represented 73% and 76% of net revenue for the three months ended September 30, 2025 and 2024. Our home services client vertical represented 27% and 24% of net revenue for the three months ended September 30, 2025 and 2024. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 21% of net revenue for the three months ended September 30, 2025, and two clients accounted for 20% and 14% of net revenue for the three months ended September 30, 2024.

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

Beginning in calendar 2024, the auto insurance industry began to benefit from rate increases and product optimizations which allowed increased advertising spending which in turn resulted in increases in our revenues and quarterly net profits.

All of our businesses benefit from more spending by clients in digital media and performance marketing as digital marketing continues to evolve.

Acquisitions

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions in the past, including the acquisitions of BestCompany and AquaVida completed in fiscal year 2024, the acquisitions of Modernize, Mayo Labs, LLC ("Mayo Labs") and FC Ecosystem ("FCE") completed in fiscal year 2021, and the acquisitions of AmOne Corp. ("AmOne"), CloudControlMedia, LLC ("CCM"), and MyBankTracker.com, LLC ("MBT") completed in fiscal year 2019.

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

An example of a regulatory change that may affect our business is the amendment of the Telephone Consumer Protection Act ("TCPA") that affects telemarketing and the consent requirements for certain types of telemarketing calls and automated messaging. The scope and interpretation of the laws that are or may be applicable to the automated delivery of voice and text messages are continuously evolving and developing. Our clients may make business decisions based on their own experiences with the TCPA regardless of our products and compliance practices. Those decisions may negatively affect our revenue and profitability.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of September 30, 2025; however interest expense could increase if, among other things, we enter into a new borrowing agreement to manage liquidity or make additional acquisitions through debt financing. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other (expense) income, net includes gains and losses on foreign currency exchange, and other non-operating items.

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
•
Stock-based compensation;
•
Business combination;
•
Income taxes; and
•
Valuation of long-lived assets.

For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2025		2024
	(In thousands, except percentages)
Net revenue	$285,853	100.0%	$279,219	100.0%
Cost of revenue (1)	258,913	90.6	250,814	89.8
Gross profit	26,940	9.4	28,405	10.2
Operating expenses: (1)
Product development	8,159	2.9	8,620	3.1
Sales and marketing	4,726	1.7	4,144	1.5
General and administrative	9,266	3.2	16,848	6.0
Operating income (loss)	4,789	1.6	(1,207)	(0.4)
Interest income	3	—	14	—
Interest expense	(68)	—	(124)	(0.1)
Other (expense), net	(5)	—	(98)	—
Income (loss) before income taxes	4,719	1.6	(1,415)	(0.5)
(Provision for) benefit from income taxes	(184)	(0.1)	49	—
Net income (loss)	$4,535	1.5%	$(1,366)	(0.5)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,575	1.3%	$2,875	1.0%
Product development	1,453	0.5	1,046	0.4
Sales and marketing	1,281	0.4	1,095	0.4
General and administrative	2,894	1.0	3,391	1.2

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2025	2024	% Change
	(In thousands)
Net revenue	$285,853	$279,219	2%
Cost of revenue	258,913	250,814	3%
Gross profit	$26,940	$28,405	(5%)

Gross profit %	9%	10%

Net Revenue

Net revenue increased by $6.6 million, or 2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Revenue from our home services client vertical increased by $10.1 million, or 15%, primarily as a result of increased client budgets and successful execution of growth initiatives. Revenue from our financial services client vertical decreased by $3.4 million, or 2%, primarily due to a decrease in revenue in credit cards business of $7.2 million, attributable to the timing of limited time offers with our credit card customers, offset by an increase in revenue in our banking business of $3.5 million, attributable to higher demand from a broad base of clients.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $8.1 million, or 3%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by increased media and marketing costs of $8.6 million due to higher revenue volumes. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 9% and 10% for the three months ended September 30, 2025 and 2024. The decrease in gross profit margin was attributable to an increase in media and marketing fees as a percentage of net revenue.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2025	2024	% Change
	(In thousands)
Product development	$8,159	$8,620	(5%)
Sales and marketing	4,726	4,144	14%
General and administrative	9,266	16,848	(45%)
Operating expenses	$22,151	$29,612	(25%)

Product Development Expenses

Product development expenses decreased by $0.5 million, or 5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to decreased personnel cost.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.6 million, or 14%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to increased personnel cost due to higher average headcount and increased stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased by $7.6 million, or 45%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an adjustment to the fair value of contingent consideration of $6.3 million in the first quarter of fiscal year 2025 and decreased bad debt expense of $1.0 million.

(Provision for) Benefit from Income Taxes

	Three Months Ended
	September 30,
	2025	2024
	(In thousands)
(Provision for) benefit from income taxes	$(184)	$49

The Company recorded a provision for income taxes of $0.2 million and a benefit from income taxes of $49 thousand for the three months ended September 30, 2025 and 2024.

As of September 30, 2025, the Company has concluded that it is not more likely than not that the Company would be able to utilize the majority of the deferred tax assets based on available evidence primarily related to historic losses and projected income. However, if there are favorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may be realizable and record a material non-cash income tax benefit.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Key provisions include permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent reintroduction of expensing of US research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The Company continues to evaluate the impact of The Act on its financial statements, including the related tax implications to the current and future fiscal years.

Liquidity and Capital Resources

As of September 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $101.3 million and cash we expect to generate from future operations. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In April 2022, our Board of Directors authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. During the three months ended September 30, 2025, the Company repurchased and retired 462,440 shares of its common stock at an average price of $15.41 per share, at a total cost of $7.1 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. There were no repurchases made during the fiscal year 2025. As of September 30, 2025, approximately $9.7 million remained available for stock repurchases pursuant to the board authorization.

On October 30, 2025, the Board of Directors authorized a new stock repurchase program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

We believe that our principal sources of liquidity will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$19,601	$(13,706)
Net cash used in investing activities	(4,092)	(2,606)
Net cash used in financing activities	(15,300)	(9,206)

Net Cash Provided by (Used in) Operating Activities

Cash flows from operating activities are primarily the result of our net income (loss) adjusted for depreciation and amortization, change in the fair value of contingent consideration, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, and changes in working capital components. Cash provided by operating activities was $19.6 million for the three months ended September 30, 2025, compared to cash used in operating activities of $13.7 million for the three months ended September 30, 2024.

Cash provided by operating activities for the three months ended September 30, 2025 primarily consisted of a net income of $4.5 million and non-cash adjustments of $15.1 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $9.2 million and depreciation and amortization expense of $5.8 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $14.8 million, offset by an increase in accrued liabilities and accounts payable of $14.5 million. The increases in accounts receivable, and accrued liabilities and accounts payable were primarily due to higher revenue for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, and timing of receipts and payments.

Cash used in operating activities for the three months ended September 30, 2024 consisted of a net loss of $1.4 million and a net decrease in cash from changes in working capital of $34.3 million, offset by non-cash adjustments of $22.0 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $8.4 million, depreciation and amortization expense of $6.4 million, and provision for sales return and doubtful accounts receivable of $1.5 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable of $63.6 million and an increase in prepaid expenses and other assets of $0.8 million, offset by an increase in accrued liabilities of $17.6 million and an increase in accounts payable of $12.3 million. The increases in accounts receivable, and accrued liabilities and accounts payable were primarily due to higher revenue for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and timing of receipts and payments.

Net Cash Used in Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time. Cash used in investing activities was $4.1 million for the three months ended September 30, 2025, compared to $2.6 million for the three months ended September 30, 2024.

Cash used in investing activities in the three months ended September 30, 2025 was primarily due to internal software development costs of $2.9 million and capital expenditures of $1.2 million.

Cash used in investing activities in the three months ended September 30, 2024 was primarily due to internal software development costs of $2.2 million and capital expenditures of $0.4 million.

Net Cash Used in Financing Activities

Cash flows from financing activities generally include post-closing payments related to business acquisitions, payment of withholding taxes related to the release of restricted stock, net of share settlement, repurchases of common stock, proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options. Cash used in financing activities was $15.3 million for the three months ended September 30, 2025, compared to $9.2 million for the three months ended September 30, 2024.

Cash used in financing activities in the three months ended September 30, 2025 was due to repurchase of common stock of $6.7 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $5.3 million and payment of post-closing payments and contingent consideration related to acquisitions of $4.6 million, offset by proceeds from the issuance of common stock under the employee stock purchase plan of $1.3 million.

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

There have been no material changes in our contractual obligations as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites or our third-party publisher or strategic partner websites. For example, macroeconomic conditions such as an economic downturn, a recession in the United States or other countries, a public health crises such as the COVID-19 pandemic and geopolitical conflicts such as the Russia-Ukraine military conflict and the ongoing conflict in the Middle East have impacted, and may continue to impact, our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decide not to continue to place marketing spend or advertisements on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 21% of our net revenue for three months ended September 30, 2025. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Worldwide economic conditions remain uncertain due to various global disruptions, including geopolitical events, such as war, the threat of war (including collateral damage from cyberwarfare and targeted security attacks), terrorist activity, natural disasters, climate change and extreme-weather related events, power shortages or outages, major public health issues, including pandemics, and significant local, national, or global events capturing the attention of a large part of the population, which could prevent or hinder our, our third-party publishers’ or our clients’ ability to do business, increase our costs, and negatively affect our stock price. Adverse consequences resulting from increasing economic or political conflicts between the United States and China, Russia’s invasion of Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries, the ongoing conflict in the Middle East and the possible expansion of such conflict in the surrounding areas, and various other market issues may have broader implications on economies outside of their respective regions, including increased instability in the worldwide financial markets and economy, increases in inflation, recessionary economic cycles, and enhanced volatility in foreign currency exchange rates. These uncertainties have in the past and may in the future cause our clients or potential clients to delay or reduce spending, which could negatively impact our revenue and operating results and make it difficult for us to accurately plan future business activities.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, pandemics such as the COVID-19 pandemic, trade policies (including the implementation of tariffs on U.S. imports and retaliatory tariffs) and geopolitical conflicts such as the Russian-Ukraine military conflict and the ongoing conflict in the Middle East have previously, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of pandemics, military conflicts or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired BestCompany and AquaVida in fiscal year 2024, Modernize, Mayo Labs and FCE in fiscal year 2021, and AmOne, CCM and MBT in fiscal year 2019. Furthermore, we divested our education client vertical in fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”) and VEMM, LLC (“VEMM”) along with its interests in EDB, and our mortgage client vertical in the second half of fiscal year 2020.

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
•
domestic and international economic conditions, geopolitical conflicts such as the Russia-Ukraine military conflict and the resulting economic sanctions and, the ongoing conflict in the Middle East and the possible expansion of such conflict in the surrounding areas, and public health crises;
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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and in April 2022 authorized a new stock repurchase program allowing the repurchase of up to $40.0 million worth of common stock. As of September 30, 2025, approximately $9.7 million remained available for stock repurchases pursuant to the board authorization. On October 30, 2025, the Board of Directors authorized a new stock repurchase program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

In April 2022, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to $40.0 million of the Company's common stock. During the three months ended September 30, 2025, the Company repurchased and retired 462,440 shares of its common stock at an average price of $15.41 per share, at a total cost of $7.1 million (including a broker commission of $0.03 per share). As of September 30, 2025, approximately $9.7 million remained available for stock repurchases pursuant to the board authorization.

The following table summarizes the stock repurchase activity that took place in the open market during the first quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares May Yet Be Purchased Under the Share Repurchase Program
July 1, 2025 - July 31, 2025	—	$—	—	$16,796,877
August 1, 2025 - August 31, 2025	274,818	15.29	274,818	12,587,371
September 1, 2025 - September 30, 2025	187,622	15.60	187,622	9,654,811
Total	462,440	$15.41	462,440

(1)
Excludes $0.03 per share broker commission.

On October 30, 2025, the Board of Directors authorized a new stock repurchase program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangement

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K of the Securities Exchange Act.

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
Date: November 7, 2025