Form 10-Q
period 2025-12-31
QUINSTREET, INC
filed 2026-02-06
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Number of shares of common stock outstanding as of January 31, 2026: 56,993,939

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$106,962	$101,078
Accounts receivable, net of allowances and reserves of $3,297 and $1,902 as of December 31, 2025 and June 30, 2025	152,388	135,804
Prepaid expenses and other assets	8,626	8,644
Total current assets	267,976	245,526
Property and equipment, net	16,590	16,818
Operating lease right-of-use assets	8,486	9,620
Goodwill	125,056	125,056
Intangible assets, net	24,651	28,475
Deferred tax assets, noncurrent	45,164	—
Other assets, noncurrent	5,110	5,612
Total assets	$493,033	$431,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,833	$62,247
Accrued liabilities	97,279	87,225
Other liabilities	9,282	13,572
Total current liabilities	177,394	163,044
Operating lease liabilities, noncurrent	6,377	7,382
Other liabilities, noncurrent	14,822	16,637
Total liabilities	198,593	187,063
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 56,992,446 and 57,159,734 shares issued and outstanding as of December 31, 2025 and June 30, 2025	58	58
Additional paid-in capital	365,592	369,958
Accumulated other comprehensive loss	(268)	(268)
Accumulated deficit	(70,942)	(125,704)
Total stockholders' equity	294,440	244,044
Total liabilities and stockholders' equity	$493,033	$431,107

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net revenue	$287,845	$282,596	$573,698	$561,815
Cost of revenue (1)	260,123	255,842	519,036	506,656
Gross profit	27,722	26,754	54,662	55,159
Operating expenses: (1)
Product development	8,316	8,710	16,475	17,330
Sales and marketing	4,937	5,083	9,663	9,227
General and administrative	13,222	14,349	22,488	31,197
Operating income (loss)	1,247	(1,388)	6,036	(2,595)
Interest income	87	3	90	17
Interest expense	(70)	(126)	(138)	(250)
Other income (expense), net	46	(83)	41	(181)
Income (loss) before income taxes	1,310	(1,594)	6,029	(3,009)
Benefit from income taxes	48,917	45	48,733	94
Net income (loss)	$50,227	$(1,549)	$54,762	$(2,915)

Comprehensive income (loss):
Net income (loss)	$50,227	$(1,549)	$54,762	$(2,915)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—
Comprehensive income (loss)	$50,227	$(1,549)	$54,762	$(2,915)

Net income (loss) per share:
Basic	$0.88	$(0.03)	$0.96	$(0.05)
Diluted	$0.87	$(0.03)	$0.94	$(0.05)

Weighted-average shares used in computing net income (loss) per share:
Basic	56,959	56,335	57,159	56,079
Diluted	57,919	56,335	58,345	56,079

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,801	$3,337	$7,376	$6,212
Product development	1,546	1,236	2,999	2,282
Sales and marketing	1,318	1,325	2,599	2,420
General and administrative	2,887	3,154	5,781	6,545

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2025	57,367,521	$58	—	$—	$368,078	$(268)	$(121,169)	$246,699
Release of restricted stock, net of share settlement	284,230	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,552	—	—	9,552
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(2,383)	—	—	(2,383)
Repurchase of common stock	—	—	(659,305)	(9,655)	—	—	—	(9,655)
Retirement of treasury stock	(659,305)	—	659,305	9,655	(9,655)	—	—	—
Net income	—	—	—	—	—	—	50,227	50,227
Balances at December 31, 2025	56,992,446	$58	—	$—	$365,592	$(268)	$(70,942)	$294,440

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at September 30, 2024	56,127,603	$56	—	$—	$351,807	$(268)	$(131,777)	$219,818
Issuance of common stock upon exercise of stock options	513	—	—	—	7	—	—	7
Release of restricted stock, net of share settlement	339,366	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	9,052	—	—	9,052
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(3,076)	—	—	(3,076)
Net loss	—	—	—	—	—	—	(1,549)	(1,549)
Balances at December 31, 2024	56,467,482	$57	—	$—	$357,789	$(268)	$(133,326)	$224,252

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2025	57,159,734	$58	—	$—	$369,958	$(268)	$(125,704)	$244,044
Issuance of common stock upon exercise of stock options	200	—	—	—	3	—	—	3
Release of restricted stock, net of share settlement	811,926	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	142,331	—	—	—	1,331	—	—	1,331
Stock-based compensation expense	—	—	—	—	18,755	—	—	18,755
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(7,658)	—	—	(7,658)
Repurchase of common stock	—	—	(1,121,745)	(16,797)	—	—	—	(16,797)
Retirement of treasury stock	(1,121,745)	—	1,121,745	16,797	(16,797)	—	—	—
Net income	—	—	—	—	—	—	54,762	54,762
Balances at December 31, 2025	56,992,446	$58	—	$—	$365,592	$(268)	$(70,942)	$294,440

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2024	55,473,439	$55	—	$—	$347,449	$(268)	$(130,411)	$216,825
Issuance of common stock upon exercise of stock options	40,863	—	—	—	171	—	—	171
Release of restricted stock, net of share settlement	810,992	2	—	—	(2)	—	—	—
Issuance of common stock under the employee stock purchase plan	142,188	—	—	—	1,198	—	—	1,198
Stock-based compensation expense	—	—	—	—	17,473	—	—	17,473
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(8,500)	—	—	(8,500)
Net loss	—	—	—	—	—	—	(2,915)	(2,915)
Balances at December 31, 2024	56,467,482	$57	—	$—	$357,789	$(268)	$(133,326)	$224,252

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$54,762	$(2,915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	18,755	17,459
Depreciation and amortization	10,749	12,679
Change in the fair value of contingent consideration	2,800	11,194
Provision for sales returns and doubtful accounts receivable	1,762	1,793
Non-cash lease expense	72	83
Deferred income taxes	(568)	(154)
Release of tax valuation allowance	(48,263)	—
Other adjustments, net	(745)	(247)
Changes in assets and liabilities:
Accounts receivable	(18,346)	(40,367)
Prepaid expenses and other assets	520	(4,262)
Accounts payable	9,393	7,222
Accrued liabilities	10,333	22,487
Net cash provided by operating activities	41,224	24,972
Cash Flows from Investing Activities
Capital expenditures	(2,063)	(884)
Internal software development costs	(5,499)	(4,490)
Net cash used in investing activities	(7,562)	(5,374)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,334	1,369
Payment of withholding taxes related to release of restricted stock, net of share settlement	(7,658)	(8,500)
Post-closing payments and contingent consideration related to acquisitions	(4,614)	(5,144)
Repurchase of common stock	(16,797)	—
Net cash used in financing activities	(27,735)	(12,275)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	24
Net increase in cash, cash equivalents and restricted cash	5,883	7,347
Cash, cash equivalents and restricted cash at beginning of period	101,094	50,503
Cash, cash equivalents and restricted cash at end of period	$106,977	$57,850
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$106,962	$57,835
Restricted cash included in other assets, noncurrent	15	15
Total cash, cash equivalents and restricted cash	$106,977	$57,850
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$422	$223
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	463	1,143
Retirement of treasury stock (See Note 10)	(16,797)	—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of December 31, 2025 and for the three and six months ended December 31, 2025 and 2024 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on August 21, 2025. The condensed consolidated balance sheet at June 30, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at December 31, 2025, its condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity for the three and six months ended December 31, 2025 and 2024 and condensed consolidated statements of cash flows for the six months ended December 31, 2025 and 2024. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes to our significant accounting policies as of and for the six months ended December 31, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures (ASU 2023-09) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the guidance for its fiscal year ending June 30, 2026, which will result in additional disclosure in the notes to the consolidated financial statements.

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

ASU’s not included in the Company's disclosures were assessed and determined to be not applicable or material to the Company’s condensed consolidated financial statements or disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net revenue:
Financial Services	$216,797	$219,934	$424,273	$430,825
Home Services and Other Revenue	71,048	62,662	149,425	130,990
Total net revenue	$287,845	$282,596	$573,698	$561,815

Contract Balances

The contract liabilities representing client deposits from the Company’s contracts with its clients were $1.2 million and $1.3 million as of December 31, 2025 and June 30, 2025.

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the six months ended December 31, 2025 was related to advance consideration received from clients of $2.1 million, offset by revenue recognized of $2.0 million.

Accounts Receivable and Allowances

The allowance for credit losses on accounts receivable was $0.9 million and $0.9 million as of December 31, 2025 and June 30, 2025. The revenue reserve was $2.4 million and $1.0 million as of December 31, 2025 and June 30, 2025. The total allowance for credit losses and revenue reserve was $3.3 million and $1.9 million as of December 31, 2025 and June 30, 2025.

Concentrations of Credit Risk

The Company had one client that accounted for 22% of net revenue for the three months ended December 31, 2025, and 21% of net revenue for the six months ended December 31, 2025. The Company had two clients that accounted for 23% and 18% of net revenue for the three months ended December 31, 2024, and 21% and 16% for the six months ended December 31, 2024. The Company had two clients that accounted for 18% and 12% of net accounts receivable as of December 31, 2025, and 16% and 13% of net accounts receivable as of June 30, 2025.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net income (loss)	$50,227	$(1,549)	$54,762	$(2,915)
Denominator:
Weighted average shares of common stock used in computing basic net income (loss) per share	56,959	56,335	57,159	56,079
Weighted average effect of dilutive securities	960	—	1,186	—
Weighted average shares of common stock used in computing diluted net income (loss) per share	57,919	56,335	58,345	56,079
Net income (loss) per share:
Basic (1)	$0.88	$(0.03)	$0.96	$(0.05)
Diluted (1)	$0.87	$(0.03)	$0.94	$(0.05)

Securities excluded from weighted average shares of common stock used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	3,229	4,962	1,905	5,032

(1)
Diluted net loss per share for the three and six months ended December 31, 2024 do not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net loss incurred. The assumed issuance of any additional shares would be anti-dilutive.
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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	December 31, 2025				June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12	$—	$—	$12	$407	$—	$—	$407
Liabilities:
Post-closing payments related to acquisitions	$—	$4,817	$—	$4,817	$—	$10,179	$—	$10,179
Contingent consideration related to acquisitions	—	—	16,358	16,358	—	—	13,558	13,558
Total	$—	$4,817	$16,358	$21,175	$—	$10,179	$13,558	$23,737

Reported as:
Cash and cash equivalents				$12				$407
Other Liabilities:
Current				$9,157				$13,572
Noncurrent				12,018				10,165
Total				$21,175				$23,737

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

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of AquaVida. The AquaVida contingent consideration is based upon a percentage of margin achieved and is uncapped over a four-year period. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected media margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected media margin, or discount rates would have a material impact on the fair value of the contingent consideration. The change in contingent consideration liability from the acquisition date to the final amount paid will be recognized in earnings at each reporting date. The Company recorded an increase of $2.8 million to the fair value of the contingent consideration of AquaVida for the three and six months ended December 31, 2025, which is included in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income. The fair value of the contingent consideration of AquaVida increased from $2.1 million at the acquisition date to $16.4 million as of December 31, 2025.

The following table represents the changes in the contingent consideration during the three and six months ended December 31, 2025 (in thousands):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2025	2025
Balance at the beginning of period	$13,558	$13,558
Changes in fair value during the period	2,800	2,800
Payments made during the period	—	—
Balance at the end of period	$16,358	$16,358

6. Goodwill and Intangible Assets, Net

Goodwill

As of December 31, 2025 and June 30, 2025, the Company had goodwill of $125.1 million. There were no impairments to goodwill during the three and six months ended December 31, 2025.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2025			June 30, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$93,511	$(79,313)	$14,198	$93,511	$(76,353)	$17,158
Content	43,106	(43,106)	—	43,106	(43,106)	—
Website/trade/domain names	25,422	(20,877)	4,545	25,422	(20,601)	4,821
Acquired technology and others	43,014	(37,106)	5,908	43,014	(36,518)	6,496
Total	$205,053	$(180,402)	$24,651	$205,053	$(176,578)	$28,475

Amortization of intangible assets was $1.5 million and $3.8 million for the three and six months ended December 31, 2025, and $2.5 million and $4.9 million for the three and six months ended December 31, 2024.

Future amortization expense for the Company’s intangible assets as of December 31, 2025 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2026 (remaining six months)	$3,063
2027	5,864
2028	5,281
2029	4,234
2030	1,524
Thereafter	4,685
Total	$24,651

7. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a benefit from income taxes of $48.9 million and $48.7 million for the three and six months ended December 31, 2025, and a benefit from income taxes of $45 thousand and $94 thousand for the three and six months ended December 31, 2024. The tax benefit for the second quarter of 2026 was primarily related to the release of the valuation allowance on the majority of its federal and state deferred tax assets. The tax benefit for the second quarter of 2025 was related to losses incurred by the Company in the interim period.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of December 31, 2025, due to the preponderance of positive evidence, including the Company’s projected cumulative profit before taxes and future forecasts of continued profitability for the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed and that it is more likely than not that the Company would be able to utilize the majority of the deferred tax assets. Accordingly, the Company recorded a net benefit from income taxes of $48.9 million and $48.7 million for the three and six months ended December 31, 2025 primarily related to the release of the valuation allowance for the majority of its federal and state deferred tax assets of $61.8 million. The Company continues to maintain a valuation allowance related to its deferred tax assets for its foreign entities, Federal and State capital loss carryforwards and California research and development tax credits.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating lease expense	$808	$804	$1,651	$1,815
Short-term lease expense	194	195	390	495
Variable lease expense (1)	64	61	139	125
Total lease expense	$1,066	$1,060	$2,180	$2,435

(1)
Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Six Months Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,526	$1,639

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$404	$—

Weighted average remaining lease term - operating leases	3.8 years	3.9 years
Weighted average discount rate - operating leases	7.4%	6.9%

Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remaining six months)	$1,701
2027	3,377
2028	3,432
2029	2,187
2030	969
Thereafter	149
Total minimum lease payments	$11,815
Less imputed interest	(2,633)
Present value of net minimum lease payments	$9,182
Operating lease liabilities:
Current (included in Accrued Liabilities)	$2,805
Noncurrent	6,377
Total	$9,182

9. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2025 and June 30, 2025.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2025 and June 30, 2025.

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

10. Stockholders’ Equity and Stock Benefit Plans

Stock Repurchases

In April 2022, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to $40.0 million of the Company's common stock (the "2022 Stock Repurchase Program"). During the six months ended December 31, 2025, the Company repurchased and retired 1,121,745 shares of its common stock at an average price of $14.94 per share, at a total cost of $16.8 million (including a broker commission of $0.03 per share). As of December 31, 2025, the $40.0 million authorized for repurchase under the 2022 Stock Repurchase Program was fully utilized.

In October 2025, the Board of Directors authorized a new stock repurchase program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock (the "2025 Stock Repurchase Program"). As of December 31, 2025, no repurchases have been made under the 2025 Stock Repurchase Program.

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

As of December 31, 2025, 23,125,612 shares were reserved and 11,367,104 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 1,802,275 shares were available for issuance under the Directors’ Plan.

Stock-based Compensation Expense

The following table summarizes the components of stock-based compensation by grant type:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Stock options	$—	$59	$8	$123
Restricted stock units	8,869	8,708	17,661	16,711
Employee stock purchase plan	683	285	1,086	625
Total stock-based compensation expense	$9,552	$9,052	$18,755	$17,459

Stock Award Activities

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The outstanding stock options as of December 31, 2025 totaled 115,825 shares.

Service-Based RSU

The Company estimates the fair value of service-based RSUs based on the closing price of the Company’s common stock on the grant date. The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2025	3,445,245	$14.33	1.17	$55,469
Granted	1,540,732
Vested	(967,142)
Forfeited	(88,432)
Outstanding at December 31, 2025	3,930,403	$14.80	1.40	$56,481

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

The following table summarizes the performance-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2025	1,293,353	$16.09	1.18	$20,824
Granted	944,750	14.37
Vested	(356,990)	16.28
Forfeited	(60,966)	10.68
Outstanding at December 31, 2025	1,820,147	$15.38	1.50	$26,156

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. During the three months ended December 31, 2025, no shares of common stock were purchased under the 2021 ESPP. During the six months ended December 31, 2025, 142,331 shares of common stock were purchased under the 2021 ESPP at a weighted-average price of $9.35. As of December 31, 2025, 1,083,612 shares were available for issuance under the 2021 ESPP. The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model.

ESPP employee payroll contributions accrued as of December 31, 2025 included within accrued liabilities on the Company’s condensed consolidated balance sheet was $1.5 million, and will be used to purchase shares for the ESPP purchase period ending on February 24, 2026.

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

The significant components of segment costs and expenses, along with a reconciliation to net income (loss) are presented below (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net revenue	$287,845	$282,596	$573,698	$561,815
Less:
DMS expense (1)	261,807	257,492	521,315	509,385
General and administrative expense (2)	4,525	5,169	9,809	11,625
Corporate systems expense (2)	537	531	1,074	1,084
Other segment cost and expense (3)	(29,251)	20,953	(13,262)	42,636
Net income (loss)	$50,227	$(1,549)	$54,762	$(2,915)

(1) Digital marketing services (“DMS”) expense primarily includes media and marketing expense, personnel-related costs, general facilities, and professional fees.

(2) General and administrative expense and Corporate systems expense are primarily comprised of personnel-related costs, professional fees, general facilities, office-related costs and technology service costs.

(3) Other segment cost and expense primarily includes non-cash depreciation, amortization, stock-based compensation and other non-recurring expenses, as well as interest and income taxes, which are included in net income (loss).

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net revenue:
United States	$285,404	$279,290	$568,569	$556,056
International	2,441	3,306	5,129	5,759
Total net revenue	$287,845	$282,596	$573,698	$561,815

	December 31,	June 30,
	2025	2025
Property and equipment, net:
United States	$16,225	$16,590
International	365	228
Total property and equipment, net	$16,590	$16,818

	December 31,	June 30,
	2025	2025
Other intangible assets, net:
United States	$24,651	$28,475
International	—	—
Total other intangible assets, net	$24,651	$28,475

12. Subsequent Events

Acquisition of HomeBuddy

On January 2, 2026, the Company completed the acquisition of SIREN GROUP AG, a company limited by shares organized under the laws of Switzerland ("HomeBuddy"). HomeBuddy is a digital marketplace platform that matches homeowners with the most appropriate home services professional. In exchange for all the outstanding shares of HomeBuddy, the Company paid $115.0 million in cash (subject to customary adjustments, including adjustments for cash, debt, transaction expenses and net working capital) at closing and is obligated to pay $75.0 million in additional post-closing payments, payable in equal annual installments over a four-year period. The Company expects to account for this transaction as a business combination. The initial accounting, including the identification and allocation of consideration to assets acquired and liabilities assumed, is not complete given the proximity of the acquisition to the financial statement filing date.

New Senior Secured Credit Agreement

On January 2, 2026, the Company entered into the senior secured credit agreement (the "Financing Agreement") with MUFG Bank, LTD., as administrative agent for the lenders and certain other parties signatory thereto. The Financing Agreement provides for a new $150.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is due to mature on January 2, 2031.

Interest on the borrowings under the Revolving Credit Facility are payable at interest rates equal to, at the Company’s option, either: (a) a SOFR-based rate (subject to a 0.00% per annum floor), plus an applicable margin of up to 2.75% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement), or (b) a base rate (subject to a 0.00% per annum floor), plus an applicable margin up to 1.75% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement). The Financing Agreement requires the Company to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee of up to 0.40% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement) on the unused portion of the Revolving Credit Facility.

The proceeds of the loans drawn under the Revolving Credit Facility are being used to partially fund the Company’s acquisition of HomeBuddy and may be used to fund the general working capital needs and general corporate purposes of the Company. As of January 31, 2026, the Company had outstanding borrowings under its revolving credit facility of $70.0 million.

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

We deliver measurable and cost-effective marketing results to our clients, typically in the form of qualified inquiries such as clicks, leads, calls, applications, or customers. Clicks, leads, calls, and applications can then convert into a customer or sale for clients at a rate that results in an acceptable marketing cost to them. We are typically paid by clients when we deliver qualified inquiries in the form of clicks, leads, calls, applications, or customers, as defined by our agreements with them. References to the delivery of customers means a sale or completed customer transaction (e.g., funded loans or customer appointments with clients). Because we bear the costs of media, our programs must result in attractive marketing costs to our clients at media costs and margins that provide sound financial outcomes for us. To deliver clicks, leads, calls, applications, and customers to our clients, generally we:

•
own or access targeted media through business arrangements (e.g., revenue sharing arrangements with online publisher partners, large and small) or by purchasing media (e.g., clicks from major search engines, social media platforms and programmatic/display networks);
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

Our financial services client vertical represented 75% and 74% of net revenue for the three and six months ended December 31, 2025, and 78% and 77% of net revenue for the three and six months ended December 31, 2024. Our home services client vertical represented 25% and 26% of net revenue for the three and six months ended December 31, 2025, and 22% and 23% for the three and six months ended December 31, 2024. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 22% of net revenue for the three months ended December 31, 2025, and 21% of net revenue for the six months ended December 31, 2025. Two clients in our financial services client vertical accounted for 23% and 18% of our net revenue for the three months ended December 31, 2024, and 21% and 16% of our net revenue for the six months ended December 31, 2024.

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

Acquisitions

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions, including the acquisition of Homebuddy completed in January 2026, the acquisitions of BestCompany and AquaVida completed in fiscal year 2024, the acquisitions of Modernize, Mayo Labs, LLC ("Mayo Labs") and FC Ecosystem ("FCE") completed in fiscal year 2021, and the acquisitions of AmOne Corp. ("AmOne"), CloudControlMedia, LLC ("CCM"), and MyBankTracker.com, LLC ("MBT") completed in fiscal year 2019.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions. We have no borrowing agreements outstanding as of December 31, 2025. Borrowings under our new credit facility and related interest expense could increase (or decrease) as we continue to implement our acquisition strategy and draw down, or repay on the facility, or if our interest rates increase or decrease due to market factors or our operating performance. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other (expense) income, net includes gains and losses on foreign currency exchange, and other non-operating items.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$287,845	100.0%	$282,596	100.0%	$573,698	100.0%	$561,815	100.0%
Cost of revenue (1)	260,123	90.4	255,842	90.5	519,036	90.5	506,656	90.2
Gross profit	27,722	9.6	26,754	9.5	54,662	9.5	55,159	9.8
Operating expenses: (1)
Product development	8,316	2.9	8,710	3.1	16,475	2.9	17,330	3.1
Sales and marketing	4,937	1.7	5,083	1.8	9,663	1.7	9,227	1.6
General and administrative	13,222	4.6	14,349	5.1	22,488	3.9	31,197	5.6
Operating income (loss)	1,247	0.4	(1,388)	(0.5)	6,036	1.0	(2,595)	(0.5)
Interest income	87	—	3	—	90	—	17	—
Interest expense	(70)	—	(126)	—	(138)	—	(250)	—
Other income (expense), net	46	—	(83)	—	41	—	(181)	—
Income (loss) before income taxes	1,310	0.4	(1,594)	(0.5)	6,029	1.0	(3,009)	(0.5)
Benefit from income taxes	48,917	17.0	45	—	48,733	8.5	94	—
Net income (loss)	$50,227	17.4%	$(1,549)	(0.5)%	$54,762	9.5%	$(2,915)	(0.5)%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,801	1.3%	$3,337	1.2%	$7,376	1.3%	$6,212	1.1%
Product development	1,546	0.5	1,236	0.4	2,999	0.5	2,282	0.4
Sales and marketing	1,318	0.5	1,325	0.5	2,599	0.5	2,420	0.4
General and administrative	2,887	1.0	3,154	1.1	5,781	1.0	6,545	1.2

Gross Profit

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2025	2024	2025	2024	% Change	% Change
	(In thousands)
Net revenue	$287,845	$282,596	$573,698	$561,815	2%	2%
Cost of revenue	260,123	255,842	519,036	506,656	2%	2%
Gross profit	$27,722	$26,754	$54,662	$55,159	4%	(1%)

Gross profit %	10%	9%	10%	10%

Net Revenue

Net revenue increased by $5.2 million, or 2%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Revenue from our home services client vertical increased by $8.4 million, or 13%, primarily as a result of increased client budgets and successful execution of growth initiatives. Revenue from our financial services client vertical decreased by $3.1 million, or 1%, primarily due to a decrease in revenue in our insurance business of $7.3 million, offset by an increase in revenue in our credit-driven businesses including credit cards and personal loans of $4.0 million.

Net revenue increased by $11.9 million, or 2%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. Revenue from our home services client vertical increased by $18.4 million, or 14%, primarily as a result of increased client budgets and successful execution of growth initiatives. Revenue from our financial services client vertical decreased by $6.6 million, or 2%, primarily due to a decrease in revenue in our insurance business of $5.5 million and credit-driven businesses including credit cards and personal loans of $4.8 million, offset by our banking business of $3.8 million.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $4.3 million, or 2%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily driven by increased media and marketing costs of $6.1 million due to higher revenue volumes and investments into new owned and operated media sources, offset by decreased amortization expense of $1.3 million. Gross profit margin, which is the difference between net revenue and cost of revenue as percentage of net revenue, was 10% and 9% for the three months ended December 31, 2025 and 2024.

Cost of revenue increased by $12.4 million, or 2%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily driven by increased media and marketing costs of $14.7 million due to higher revenue volumes and investments into new owned and operated media sources, offset by decreased amortization expense of $1.9 million. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 10% for both the six months ended December 31, 2025 and 2024.

Operating Expenses

	Three Months Ended		Six Months Ended		Three	Six
	December 31,		December 31,		Months	Months
	2025	2024	2025	2024	% Change	% Change
	(In thousands)
Product development	$8,316	$8,710	$16,475	$17,330	(5%)	(5%)
Sales and marketing	4,937	5,083	9,663	9,227	(3%)	5%
General and administrative	13,222	14,349	22,488	31,197	(8%)	(28%)
Operating expenses	$26,475	$28,142	$48,626	$57,754	(6%)	(16%)

Product Development Expenses

Product development expenses decreased by $0.4 million, or 5%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to decreased personnel cost.

Product development expenses decreased by $0.9 million, or 5%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily due to decreased personnel cost.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.1 million, or 3%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Sales and marketing expenses increased by $0.4 million, or 5%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily due to increased personnel cost due to annual merit raises.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million, or 8%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to the difference in the increase in the fair value of contingent consideration of $2.2 million, offset by an increase in professional fees of $1.9 million primarily related to our acquisition of Homebuddy.

General and administrative expenses decreased by $8.7 million, or 28%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily due to the difference in the increase in the fair value of contingent consideration of $8.5 million and bad debt expense of $1.3 million, offset by an increase in professional fees of $2.5 million primarily related to our acquisition of Homebuddy.

(Provision for) Benefit from Income Taxes

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In thousands)
Benefit from income taxes	$48,917	$45	$48,733	$94

We recorded a benefit from income taxes of $48.9 million and $48.7 million for the three and six months ended December 31, 2025, and a benefit from income taxes of $45 thousand and $94 thousand for the three and six months ended December 31, 2024.

As of December 31, 2025, we determined that sufficient positive evidence existed to conclude that substantially all of our valuation allowance was no longer needed and that it is more likely than not that we would be able to utilize the majority of the deferred tax assets. Accordingly, we recorded a net benefit from income taxes of $48.9 million and $48.7 million for the three and six months ended December 31, 2025 primarily related to the release of the valuation allowance for the majority of our federal and state deferred tax assets of $61.8 million.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Key provisions include permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent reintroduction of expensing of US research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. We continue to evaluate the impact of The Act on our financial statements, including the related tax implications to the current and future fiscal years.

Liquidity and Capital Resources

As of December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $107.0 million and cash we expect to generate from future operations. In January 2026, we also entered into a new Financing Agreement that provides for a $150 million revolving credit facility, from which we had drawn $70.0 million as of January 31, 2026. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, repurchases of our common stock, debt service and commitment fees on our $150 million revolving credit facility, and acquisitions from time to time. Our acquisitions also may have deferred purchase price components and contingent consideration which requires us to make a series of payments following the acquisition closing date. For example, on January 2, 2026, the Company completed the acquisition of HomeBuddy, pursuant to which the Company paid $115.0 million in cash (subject to customary adjustments, including adjustments for cash, debt, transaction expenses and net working capital) at closing and is obligated to pay $75.0 million in additional post-closing payments, payable in equal annual installments over a four-year period. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our revolving credit facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt financing, issue additional equity securities or draw down on or increase our borrowing capacity under our current revolving credit facility for other reasons.

In April 2022, our Board of Directors authorized the 2022 Stock Repurchase Program allowing the repurchase of up to $40.0 million worth of common stock. During the six months ended December 31, 2025, the Company repurchased and retired 1,121,745 shares of its common stock at an average price of $14.94 per share, at a total cost of $16.8 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. There were no repurchases made during the fiscal year 2025. As of December 31, 2025, the $40.0 million authorized for repurchase under the 2022 Stock Repurchase Program was fully utilized.

In October 2025, the Board of Directors authorized the 2025 Stock Repurchase Program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. As of December 31, 2025, no repurchases have been made under this program.

We believe that our existing cash, cash equivalents, cash we expect to generate from future operations, and our available borrowings under our revolving credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$41,224	$24,972
Net cash used in investing activities	(7,562)	(5,374)
Net cash used in financing activities	(27,735)	(12,275)

Net Cash Provided by Operating Activities

Cash flows from operating activities are primarily the result of our net income (loss) adjusted for depreciation and amortization, change in the fair value of contingent consideration, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, and changes in working capital components. Cash provided by operating activities was $41.2 million for the six months ended December 31, 2025, compared to cash provided by operating activities of $25.0 million for the six months ended December 31, 2024.

Cash provided by operating activities for the six months ended December 31, 2025 consisted of a net income of $54.8 million and a net increase in cash from changes in working capital of $1.9 million, offset by non-cash adjustments of $15.4 million. The changes in working capital accounts were primarily attributable to an increase in accrued liabilities and accounts payable of $19.7 million, offset by an increase in accounts receivable of $18.3 million. The increases in accrued liabilities, accounts payable, and accounts receivable were primarily due to higher revenue for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024, and timing of receipts and payments. The non-cash adjustments primarily consisted of a one-time non-cash benefit of $48.3 million related to our release of the valuation allowance for the majority of our federal and certain state deferred tax assets, offset by stock-based compensation expense of $18.8 million, and depreciation and amortization expense of $10.7 million.

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

Net Cash Used in Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time. Cash used in investing activities was $7.6 million for the six months ended December 31, 2025, compared to $5.4 million for the six months ended December 31, 2024.

Cash used in investing activities in the six months ended December 31, 2025 was primarily due to internal software development costs of $5.5 million and capital expenditures of $2.1 million.

Cash used in investing activities in the six months ended December 31, 2024 was primarily due to internal software development costs and capital expenditures of $5.4 million.

Net Cash Used in Financing Activities

Cash flows from financing activities generally include post-closing payments related to business acquisitions, payment of withholding taxes related to the release of restricted stock, net of share settlement, repurchases of common stock, proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options. Cash used in financing activities was $27.7 million for the six months ended December 31, 2025, compared to $12.3 million for the six months ended December 31, 2024.

Cash used in financing activities in the six months ended December 31, 2025 was due to repurchase of common stock of $16.8 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $7.7 million and payment of post-closing payments and contingent consideration related to acquisitions of $4.6 million, offset by proceeds from the issuance of common stock under the employee stock purchase plan of $1.3 million.

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

Contractual Obligations

Our contractual obligations primarily consist of operating leases, post-closing payments and contingent consideration payments recognized from our acquisitions, and borrowings under our revolving credit facility. These contractual obligations impact our short-term and long-term liquidity and capital resource needs.

As of December 31, 2025, there were no material changes in our contractual obligations as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025. In January 2026, the Company completed its acquisition of HomeBuddy,which was financed in part with borrowings under our revolving credit facility. No obligations under our revolving credit facility were outstanding as of December 31, 2025.

Credit Facility

In January 2026, we entered into the Financing Agreement with MUFG Bank, LTD., as administrative agent for the lenders and certain other parties signatory thereto. The Financing Agreement provides for a new $150 million revolving credit facility.

Interest on the borrowings under the Revolving Credit Facility are payable at interest rates equal to, at our option, either: (a) a SOFR-based rate (subject to a 0.00% per annum floor), plus an applicable margin of up to 2.75% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement), or (b) a base rate (subject to a 0.00% per annum floor), plus an applicable margin up to 1.75% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement). The Financing Agreement requires us to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee of up to 0.40% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement) on the unused portion of the Revolving Credit Facility.

The Financing Agreement contains restrictions and covenants applicable to us and our subsidiaries. Among other requirements, we may not permit (i) the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement) to be greater than a certain specified ratio for any date of determination during the term of the Financing Agreement or (ii) the Consolidated Interest Coverage Ratio (as defined in the Financing Agreement) to be less than a certain specified ratio for any date of determination during the term of the Financing Agreement.

The Financing Agreement also contains customary covenants that limit, among other things, the ability of us and our subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make certain other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate), (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Financing Agreement contains customary representations and warranties and events of default.

The proceeds of the loans drawn under the Revolving Credit Facility are being used to partially fund our acquisition of HomeBuddy and may be used to fund our general working capital needs and general corporate purposes. As of January 31, 2026, we had borrowings under our revolving credit facility of $70.0 million.

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

Our exposure to interest rate risk under our revolving credit facility is affected by the level of borrowings and changes in market interest rates. A hypothetical change of 1% from prevailing interest rates would not have a material effect on our interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 22% of our net revenue for the three months ended December 31, 2025, and 21% of our net revenue for the six months ended December 31, 2025. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Additionally, in connection with our owned and our third-party publishers’ telemarketing campaigns to generate traffic for our clients, we are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the federal TCPA, which requires prior express written consent for certain types of telemarketing calls and adherence to “do-not-call” registry requirements which, in part, mandate that callers maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. As currently construed, the TCPA does not distinguish between voice and data, and, as such, text and SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions. For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an artificial or pre-recorded voice or an automatic telephone dialing system and certain calls made to numbers properly registered on the federal “do-not-call” list. The TCPA and other similar state laws are subject to interpretations that may change. We regularly evaluate how this may apply to our business. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our clients’ exposure to enforcement actions, litigation and statutory damages. The TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (the “FCC”) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, we generate inquiries from users that provide a phone number, and a significant amount of revenue comes from calls made by our internal and third-party call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers and cannot guarantee that these third-parties will comply with applicable laws and regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing laws and regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our clients may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

Changes in regulations, or the regulatory environment, applicable to us or our media sources, third party publishers or clients could also have a material adverse effect on our business. For example, in December 2023, the FCC adopted new rules under the TCPA. The rules, among other things, allow the FCC to “red flag” certain numbers, requiring mobile carriers to block texts from those numbers. The rules also codify that the national Do-Not-Call list protections apply to text messaging, making it illegal for marketing texts to be sent to numbers on the national Do-Not-Call registry absent an applicable exception. The FCC order adopting the new rules also encourages providers to make email-to-text messages an opt-in service for end users. These new rules pertaining to text messaging took effect on March 26, 2024. The “red flag” blocking requirements requiring mobile wireless providers to block texts from phone numbers on a “reasonable” do-not-originate list and a similar rule which requires mobile wireless providers to block texts from numbers identified by the FCC through its Enforcement Bureau took effect in 2024.

As another example, in February 2024, the FCC adopted new rules governing the ability of call and text message recipients to revoke consent previously given and thereby “opt-out” of receiving future calls and text messages from a sender. These new rules specify when a call or text message recipient’s consent must be considered revoked and create certain presumptions about other forms of consent revocation that a sender of a call or text message can rebut pursuant to a totality of circumstances test administered by the FCC or a court. They also require valid consent revocations to be honored within a reasonable period not to exceed ten business days from receipt of such request. Additionally, when a recipient has consented to several categories of text messages from a sender and opt-out of a text message from that sender, the new rules permit a sender to seek to clarify the scope of the opt-out request through a one-time opt-out confirmation text message. This rule permitting a sender to seek such clarification through a one-time opt-out confirmation text message took effect on April 4, 2024. The remaining proposed consent revocation rules regarding the ten-day revocation window and text responses took effect on April 11, 2025. As of January 6, 2026, the FCC extended a waiver for the “revoke-all” requirement to January 31, 2027, which was set to go into effect on April 11, 2026.

The FCC rules could have a material adverse impact on our media sources and our clients, especially smaller businesses, as they may not be able to continue to participate in, or may substantially reduce their participation in, the online advertising channel due to increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. Decreased participation in online advertising by our media sources or clients as a result of the rules could have a material adverse impact on our business, results of operation and financial condition, as it may reduce the availability to us of qualified inquiries. Moreover, our business could be materially and adversely affected directly by the FCC’s rules, as we also generate a substantial portion of our revenue from our own operation of websites to generate qualified inquiries. We also monitor recommendations for best practices from associations such as the Cellular Telecommunications Industry Association (“CTIA”), which may encourage mobile wireless carriers to require senders of SMS or text messages to comply with amended rules ahead of applicable effective dates. In addition, wireline and mobile wireless carriers or their service providers could elect to impose additional requirements, including with respect to prerecorded calls and the use of short codes and ten-digit long codes to transmit or receive text messages, which could have the effect of hindering our ability to contact consumers, which could have a material adverse effect on our business. The scope and application of these rules and related industry practices may be subject to changes and uncertainties. The operation of or compliance with the rules and related industry practices may decrease our revenues or increase our costs. In addition, any failure by us or our media sources or clients to comply with such laws and practices may subject us to significant liabilities.

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired HomeBuddy in fiscal year 2026, BestCompany and AquaVida in fiscal year 2024, Modernize, Mayo Labs and FCE in fiscal year 2021, and AmOne, CCM and MBT in fiscal year 2019. Furthermore, we divested our education client vertical in fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda (“QSB”) and VEMM, LLC (“VEMM”) along with its interests in EDB, and our mortgage client vertical in the second half of fiscal year 2020.

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

Our acquisitions or investments could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our purchase agreement with HomeBuddy, the purchase consideration included $75 million in post-closing installment payments. Under our acquisition agreement with AquaVida, the purchase consideration included $4.0 million in post-closing payments and an estimated fair value of contingent consideration of $2.1 million. Under our acquisition agreement with CCM, the purchase consideration included $7.5 million in post-closing payments and an estimated fair value of contingent consideration of $3.6 million. Under our acquisition agreement with Modernize, the purchase consideration included $27.5 million in post-closing payments. Also, the anticipated benefit of many of our strategic transactions, including anticipated synergies, may not materialize. Employee retention may be adversely impacted as the result of acquisitions, and our ability to manage across multiple remote locations and business cultures could adversely affect the realization of anticipated benefits. In connection with a disposition of assets or a business, we may also agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and in April 2022 authorized the 2022 Stock Repurchase Program allowing the repurchase of up to $40.0 million of common stock. In October 2025, the board of directors authorized the 2025 Stock Repurchase Program allowing the company to repurchase up to $40.0 million of common stock. Repurchases under the 2025 Stock Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. As of December 31, 2025, $40.0 million remained available for stock repurchases pursuant to the 2025 Stock Repurchase Program. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

While we anticipate that our existing cash and cash equivalents, borrowings under our revolving loan facility, and the cash that we expect to generate from future operations will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital, including debt capital, to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses, and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

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

On January 2, 2026, in connection with our acquisition of HomeBuddy, we entered into the Financing Agreement by and among QuinStreet, Inc., MUFG Bank, LTD., as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”) and certain other parties signatory thereto. The Financing Agreement provided for a $150 million Revolving Credit Facility. The proceeds of the loans drawn under the Revolving Credit Facility were used to partially fund our acquisition of all of the issued and outstanding equity securities of HomeBuddy and may be used to fund our general working capital needs and for general corporate purposes. The stated maturity date of the Revolving Credit Facility is January 2, 2031. Our obligations under the Financing Agreement are secured by first-priority liens on substantially all our assets and the assets of certain of our subsidiaries, subject to certain excepts. As of January 31, 2026, we have borrowed $70.0 million of the Revolving Credit Facility. See "Contractual Obligations" for further discussion.

Our level of indebtedness now and in the future could have a material adverse effect on our business and financial condition, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations and capital expenditures and pursue future business opportunities;
•
increasing our vulnerability to adverse economic, industry or competitive developments;
•
exposing us to increased interest expense;
•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants, which could result in a default accelerating our obligations to repay indebtedness;
•
restricting us from making strategic acquisitions and/or redeeming or repurchasing shares of our capital stock;
•
limiting our ability to obtain additional financing in the future; and
•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions, which could place us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities our leverage prevents us from exploiting.

Our ability to comply with the restrictions and covenants in the Financing Agreement may be affected by events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business. There can be no assurance that we will be able to comply with current or additional covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the applicable lenders or holders or amend the covenants. Our failure to comply with current or future restrictive covenants or other current or future terms of indebtedness could result in a default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date.

We may face additional risks in conducting business in international markets.

We have entered into and exited certain international markets and may enter into international markets in the future, including through acquisitions. We currently maintain offices and have employees outside of the United States. We also engage independent contractors in certain countries outside of the United States. We have limited experience in marketing, selling and supporting our services outside of the United States, and managing our operations on an international scale consumers significant management resources. We may not be successful in introducing or marketing our services abroad or in conducting our business in international markets.

There are risks and challenges inherent in conducting business in international markets, such as:

•
adapting our technologies and services to foreign clients’ preferences and customs;
•
successfully navigating foreign laws and regulations, including marketing, data privacy and security, employment and labor rules and regulations;
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

If we are unable to successfully expand and market our services abroad, or adhere to the applicable laws, rules and regulations in the international markets in which our business and future growth may be harmed, and we may incur costs that may not lead to future revenue.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

In April 2022, our Board of Directors authorized the 2022 Stock Repurchase Program allowing the repurchase of up to $40.0 million of common stock. Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. As of December 31, 2025, the $40.0 million authorized for repurchase under the 2022 Stock Repurchase Program was fully utilized.

The following table summarizes the stock repurchase activity that took place in the open market under the 2022 Stock Repurchase Program during the second quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares May Yet Be Purchased Under the Share Repurchase Program
October 1, 2025 - October 31, 2025	659,305	$14.61	659,305	$—
November 1, 2025 - November 30, 2025	—	—	—	—
December 1, 2025 - December 31, 2025	—	—	—	—
Total	659,305	$14.61	659,305

(1)
Excludes $0.03 per share broker commission.

In October 2025, the Board of Directors authorized the 2025 Stock Repurchase Program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. As of December 31, 2025, no repurchases have been made under the 2025 Stock Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangement

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K of the Securities Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated as of November 30, 2025, by and among QuinStreet, SIREN GROUP AG (d/b/a/HomeBuddy), the Shareholders listed on Schedule I thereto and Maxym Entin, solely as the representative of the Shareholders.	8-K	001-34628	2.1	December 3, 2025

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: February 6, 2026