Form 10-Q
period 2026-03-31
QUINSTREET, INC
filed 2026-05-08
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of common stock outstanding as of May 4, 2026: 57,445,370

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$102,042	$101,078
Accounts receivable, net of allowances and reserves of $3,768 and $1,902 as of March 31, 2026 and June 30, 2025	184,780	135,804
Prepaid expenses and other assets	8,358	8,644
Total current assets	295,180	245,526
Property and equipment, net	16,907	16,818
Operating lease right-of-use assets	7,763	9,620
Goodwill	261,798	125,056
Intangible assets, net	71,520	28,475
Deferred tax assets, noncurrent	44,885	—
Other assets, noncurrent	6,291	5,612
Total assets	$704,344	$431,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$90,289	$62,247
Accrued liabilities	133,482	87,225
Post-closing payments, current	25,461	13,572
Total current liabilities	249,232	163,044
Operating lease liabilities, noncurrent	5,627	7,382
Post-closing payments, noncurrent	60,422	10,165
Debt, noncurrent	70,000	—
Other liabilities, noncurrent	8,672	6,472
Total liabilities	393,953	187,063
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 57,442,888 and 57,159,734 shares issued and outstanding as of March 31, 2026 and June 30, 2025	58	58
Additional paid-in capital	374,181	369,958
Accumulated other comprehensive loss	(268)	(268)
Accumulated deficit	(63,580)	(125,704)
Total stockholders' equity	310,391	244,044
Total liabilities and stockholders' equity	$704,344	$431,107

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenue	$346,137	$269,842	$919,835	$831,657
Cost of revenue (1)	304,801	241,980	823,837	748,636
Gross profit	41,336	27,862	95,998	83,021
Operating expenses: (1)
Product development	10,221	8,850	26,696	26,180
Sales and marketing	7,989	5,140	17,652	14,367
General and administrative	12,859	8,960	35,347	40,157
Operating income	10,267	4,912	16,303	2,317
Interest income	3	3	93	20
Interest expense	(2,102)	(66)	(2,240)	(316)
Other income (expense), net	16	44	57	(137)
Income before income taxes	8,184	4,893	14,213	1,884
(Provision for) benefit from income taxes	(822)	(477)	47,911	(383)
Net income and comprehensive income	$7,362	$4,416	$62,124	$1,501

Net income per share:
Basic	$0.13	$0.08	$1.09	$0.03
Diluted	$0.13	$0.08	$1.07	$0.03

Weighted-average shares used in computing net income per share:
Basic	57,205	56,696	57,174	56,282
Diluted	58,038	58,657	58,242	58,321

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,442	$2,682	$10,818	$8,894
Product development	1,426	1,042	4,425	3,324
Sales and marketing	1,129	980	3,728	3,400
General and administrative	2,493	2,369	8,274	8,914

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	56,992,446	$58	—	$—	$365,592	$(268)	$(70,942)	$294,440
Release of restricted stock, net of share settlement	251,081	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,490	—	—	8,490
Issuance of common stock under the employee stock purchase plan	199,361				1,870			1,870
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(1,771)	—	—	(1,771)
Net income	—	—	—	—	—	—	7,362	7,362
Balances at March 31, 2026	57,442,888	$58	—	$—	$374,181	$(268)	$(63,580)	$310,391

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	56,467,482	$57	—	$—	$357,789	$(268)	$(133,326)	$224,252
Issuance of common stock upon exercise of stock options	69,770	—	—	—	811	—	—	811
Release of restricted stock, net of share settlement	206,546	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	200,828				1,743			1,743
Stock-based compensation expense	—	—	—	—	7,073	—	—	7,073
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(2,820)	—	—	(2,820)
Net income	—	—	—	—	—	—	4,416	4,416
Balances at March 31, 2025	56,944,626	$58	—	$—	$364,595	$(268)	$(128,910)	$235,475

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2025	57,159,734	$58	—	$—	$369,958	$(268)	$(125,704)	$244,044
Issuance of common stock upon exercise of stock options	200	—	—	—	3	—	—	3
Release of restricted stock, net of share settlement	1,063,007	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	341,692	—	—	—	3,201	—	—	3,201
Stock-based compensation expense	—	—	—	—	27,245	—	—	27,245
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(9,429)	—	—	(9,429)
Repurchase of common stock	—	—	(1,121,745)	(16,797)	—	—	—	(16,797)
Retirement of treasury stock	(1,121,745)	—	1,121,745	16,797	(16,797)	—	—	—
Net income	—	—	—	—	—	—	62,124	62,124
Balances at March 31, 2026	57,442,888	$58	—	$—	$374,181	$(268)	$(63,580)	$310,391

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2024	55,473,439	$55	—	$—	$347,449	$(268)	$(130,411)	$216,825
Issuance of common stock upon exercise of stock options	110,633	—	—	—	982	—	—	982
Release of restricted stock, net of share settlement	1,017,538	3	—	—	(3)	—	—	—
Issuance of common stock under the employee stock purchase plan	343,016	—	—	—	2,941	—	—	2,941
Stock-based compensation expense	—	—	—	—	24,546	—	—	24,546
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(11,320)	—	—	(11,320)
Net income	—	—	—	—	—	—	1,501	1,501
Balances at March 31, 2025	56,944,626	$58	—	$—	$364,595	$(268)	$(128,910)	$235,475

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$62,124	$1,501
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	27,245	24,532
Depreciation and amortization	16,637	18,648
Change in the fair value of contingent consideration	4,650	12,394
Provision for sales returns and doubtful accounts receivable	2,339	1,693
Non-cash lease expense	22	35
Deferred income taxes	(774)	278
Release of tax valuation allowance	(47,868)	—
Other adjustments, net	81	(170)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(44,925)	(27,148)
Prepaid expenses and other assets	2,385	(2,515)
Accounts payable	25,874	7,701
Accrued liabilities	30,366	18,134
Net cash provided by operating activities	78,156	55,083
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(105,263)	—
Capital expenditures	(2,600)	(1,523)
Internal software development costs	(8,124)	(6,864)
Other investing activities	1,001	—
Net cash used in investing activities	(114,986)	(8,387)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facility	70,000	—
Payment of revolving credit facility upfront fees	(1,846)	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,203	3,923
Payment of withholding taxes related to release of restricted stock, net of share settlement	(9,429)	(11,323)
Post-closing payments and contingent consideration related to acquisitions	(7,298)	(7,985)
Repurchase of common stock	(16,796)	—
Net cash provided by (used in) financing activities	37,834	(15,385)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(41)	17
Net increase in cash, cash equivalents and restricted cash	963	31,328
Cash, cash equivalents and restricted cash at beginning of period	101,094	50,503
Cash, cash equivalents and restricted cash at end of period	$102,057	$81,831
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$102,042	$81,815
Restricted cash included in other assets, noncurrent	15	16
Total cash, cash equivalents and restricted cash	$102,057	$81,831
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$499	$351
Supplemental Disclosure of Non-cash Investing and Financing Activities
Unpaid purchase consideration	65,652	—
Purchases of property and equipment included in accrued liabilities	874	1,052
Retirement of treasury stock (See Note 12)	(16,797)	—

See notes to condensed consolidated financial statements

QUINSTREET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

QuinStreet, Inc. (the “Company”) is a leader in performance marketplaces and technologies for the financial services and home services industries. The Company was incorporated in California in April 1999 and reincorporated in Delaware in December 2009. The Company specializes in customer acquisition for clients in high value, information-intensive markets or “verticals,” including financial services and home services. The corporate headquarters are located in Foster City, California, with additional offices throughout the United States, India, Mexico, and Switzerland. The majority of the Company’s operations and revenue are in North America.

2. Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of March 31, 2026 and for the three and nine months ended March 31, 2026 and 2025 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on August 21, 2025. The condensed consolidated balance sheet at June 30, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at March 31, 2026, its condensed consolidated statements of operations and comprehensive income, stockholders’ equity for the three and nine months ended March 31, 2026 and 2025 and condensed consolidated statements of cash flows for the nine months ended March 31, 2026 and 2025. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2026, or any other future period.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. Amounts previously presented as “Other Revenue” were reclassified into “Home Services” in the Disaggregation of Revenue table within Note 3, Revenue. Post-closing payment obligations previously classified within Other liabilities on the Unaudited Condensed Consolidated Balance Sheets have been reclassified to their own categories.

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes to our significant accounting policies as of and for the nine months ended March 31, 2026.

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

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenue:
Financial Services	$231,821	$199,724	$656,094	$630,549
Home Services and Other Revenue	114,316	70,118	263,741	201,108
Total net revenue	$346,137	$269,842	$919,835	$831,657

Contract Balances

The contract liabilities representing client deposits from the Company’s contracts with its clients were $1.2 million and $1.3 million as of March 31, 2026 and June 30, 2025.

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the nine months ended March 31, 2026 was related to advance consideration received from clients of $10.7 million, offset by revenue recognized of $10.6 million.

Accounts Receivable and Allowances

The allowance for credit losses on accounts receivable was $0.9 million and $0.9 million as of March 31, 2026 and June 30, 2025. The revenue reserve was $2.9 million and $1.0 million as of March 31, 2026 and June 30, 2025. The total allowance for credit losses and revenue reserve was $3.8 million and $1.9 million as of March 31, 2026 and June 30, 2025.

Concentrations of Credit Risk

The Company had one client that accounted for 24% of net revenue for the three months ended March 31, 2026, and 22% of net revenue for the nine months ended March 31, 2026. The Company had one client that accounted for 27% of net revenue for the three months ended March 31, 2025, and two clients that accounted for 23% and 13% of net revenue for the nine months ended March 31, 2025. The Company had one client that accounted for 23% of net accounts receivable as of March 31, 2026, and two clients that accounted for 16% and 13% of net accounts receivable as of June 30, 2025.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Net income	$7,362	$4,416	$62,124	$1,501
Denominator:
Weighted average shares of common stock used in computing basic net income per share	57,205	56,696	57,174	56,282
Weighted average effect of dilutive securities	833	1,961	1,068	2,039
Weighted average shares of common stock used in computing diluted net income per share	58,038	58,657	58,242	58,321
Net income per share:
Basic	$0.13	$0.08	$1.09	$0.03
Diluted	$0.13	$0.08	$1.07	$0.03

Securities excluded from weighted average shares of common stock used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	2,875	115	2,228	440

(1)
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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	March 31, 2026				June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12	$—	$—	$12	$407	$—	$—	$407
Liabilities:
Post-closing payments related to acquisitions	$—	$67,675	$—	$67,675	$—	$10,179	$—	$10,179
Contingent consideration related to acquisitions	—	—	18,208	18,208	—	—	13,558	13,558
Total	$—	$67,675	$18,208	$85,883	$—	$10,179	$13,558	$23,737

Reported as:
Cash and cash equivalents				$12				$407
Post-closing payments:
Current				$25,461				$13,572
Noncurrent				60,422				10,165
Total				$85,883				$23,737

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

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the acquisition of Siren Group AG ("HomeBuddy") in fiscal year 2026, and Aqua Vida, LLC (“AquaVida”) in fiscal year 2024. The last installment payment for Modernize, Inc. (“Modernize”) of $5.5 million was completed during the first quarter of fiscal year 2026, and for BestCompany.com, LLC (“BestCompany”) of $2.0 million was completed during the third quarter of fiscal year 2026. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the HomeBuddy acquisition.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of AquaVida. The AquaVida contingent consideration is based upon a percentage of margin achieved and is uncapped over a four-year period. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected media margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected media margin, or discount rates would have a material impact on the fair value of the contingent consideration. The change in contingent consideration liability from the acquisition date to the final amount paid will be recognized in earnings at each reporting date. Changes in the fair value of the contingent consideration of AquaVida are included in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income.

The following table represents the changes in the contingent consideration during the three and nine months ended March 31, 2026 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2026	2026
Balance at the beginning of period	$16,358	$13,558
Changes in fair value during the period	1,850	4,650
Payments made during the period	—	—
Balance at the end of period	$18,208	$18,208

6. Acquisitions

On January 2, 2026, the Company completed the acquisition of HomeBuddy, a technology enabled marketplace in the home services vertical that connects homeowners with contractors, to expand the Company’s home services footprint and strengthen its media and customer relationships. In exchange for all of the outstanding equity interests of HomeBuddy, the Company paid $114.8 million in cash at closing and is obligated to pay $75.0 million in post‑closing payments (“Anniversary Payments”), payable in equal annual installments over four years, beginning on the first anniversary of the closing date. The Anniversary Payments represent deferred consideration and were recorded at their present fair value at the acquisition date. The deferred consideration is accreted as interest expense over the four year term using the effective interest rate method.

The following table summarizes the Company’s preliminary calculation of the total purchase price as of the acquisition date (in thousands):

Estimated Fair Value
Cash	$114,814
Anniversary payments fair value	64,889
Total	$179,703

The acquisition was accounted for as a business combination and the results of operations of HomeBuddy have been included in the Company’s results of operations from January 2, 2026. Transaction costs related to the acquisition, consisting of advisory, accounting, and legal fees, were $1.3 million and $3.5 million for the three and nine months ended March 31, 2026, and were recognized within general and administrative expenses in the consolidated statements of operations.

The Company entered into continuation of service agreements with certain HomeBuddy personnel for continued service post-acquisition. The retention bonuses are treated as post-combination compensation expense, vest over 6, 12, or 18 month periods, and are contingent upon continued employment with the Company. Retention bonus expense was $0.9 million for the three and nine months ended March 31, 2026, and was recognized within cost of revenue and operating expenses in the consolidated statements of operations.

The Company allocated the preliminary purchase price to identifiable assets acquired and liabilities assumed based on their estimated fair values. The preliminary fair value of the assets acquired and liabilities assumed was determined by the Company. Management also engaged a third-party valuation specialist to assist with the measurement of the preliminary fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired and liabilities assumed was based on management’s best estimates. The intangible assets acquired include customer relationships, tradename and trademarks, developed technology, and noncompetition agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method. The significant assumptions used in determining the preliminary fair values of the customer relationships intangible assets included revenue growth rates, gross margin, customer retention rate, and discount rate. The fair value of tradename and trademarks was determined using the relief-from-royalty method. The significant assumptions used in determining the preliminary fair values of the tradename and trademarks included trade name life, royalty rates and the discount rate. The fair value of developed technology was determined using the replacement cost method. The fair value of noncompetition agreement was determined using the with-and-without method.

The excess of the purchase price over the aggregate fair value of the identifiable assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is not deductible for tax purposes. The Company manages its operations as a single operating segment and allocates goodwill to the single reporting segment based on expected benefit from synergies.

The following table summarizes the preliminary allocation of the purchase price to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Estimated Fair Value
Assets:
Cash and cash equivalents	$8,789
Accounts receivable	6,638
Prepaid expenses and other assets	2,099
Intangible assets	49,500
Total identifiable assets acquired	67,026

Liabilities:
Accounts payable	2,545
Accrued liabilities	16,555
Deferred tax liabilities	4,965
Total identifiable liabilities assumed	24,065

Net identifiable assets acquired	42,961
Goodwill	136,742
Preliminary purchase price	$179,703

The following table summarizes the preliminary fair values of the identifiable intangible assets acquired and the estimated useful lives as of the acquisition date (in thousands):

	Estimated Fair Value	Estimated Weighted Average Useful Life
Customer relationships	$35,500	9 years
Tradename and trademarks	10,300	7 years
Developed technology	1,000	2 years
Noncompetition agreement	2,700	4 years
Total	$49,500

The Company is still finalizing the purchase price and the allocation of the purchase price to the individual assets acquired. Accordingly, these preliminary estimates are subject to change during the measurement period, which is the period subsequent to the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination, not to exceed one year from the acquisition date. The final purchase price allocation, which may include changes in the allocations within intangible assets and between intangible assets and goodwill, as well as changes in the estimated useful lives of the intangible assets, will be determined when the Company has completed the detailed review of underlying inputs and assumptions used in its preliminary purchase price allocation. Amortization of intangible assets acquired is recorded in either cost of revenue or operating expenses, based on the nature of the underlying asset.

The following table represents the amount of net revenue and net income from operations related to the HomeBuddy acquisition which has been included in the consolidated statements of operations for the periods indicated subsequent to the acquisition date (in thousands):

Three and Nine Months Ended March 31, 2026
Net revenue	$39,078
Net income	1,159

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and the acquired business of HomeBuddy as though this acquisition had occurred as of the beginning of fiscal year 2025. The unaudited pro forma financial information is presented for illustrative purposes only and does not necessarily reflect what the combined company’s results of operations would have been had the acquisition occurred as of the beginning of fiscal year 2025, nor is it necessarily indicative of the future results of operations of the combined company (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenue	$346,095	$299,285	$1,002,395	$926,719
Net income	11,747	3,570	69,439	(943)

The pro forma financial information presented above has been calculated after adjusting the results of Quinstreet, Inc. and HomeBuddy to reflect certain business combination and one-time accounting effects such as fair value adjustment of amortization expense from acquired intangible assets, interest expense on the amounts drawn under the Revolving Credit Facility to finance the acquisition, accretion of post-closing acquisition payments, and acquisition costs. The historical consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination, reasonably estimable and factually supportable.

The unaudited pro forma financial information above includes a nonrecurring significant adjustment made to account for certain costs incurred as if the acquisition had been completed as of the beginning of fiscal year 2025. Transaction costs of $1.3 million and $3.5 million were excluded from the unaudited pro forma financial information for the three and nine months ended March 31, 2026, but included for the three and nine months ended March 31, 2025.

7. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2026 were as follows (in thousands):

Goodwill
Balance as of June 30, 2025	$125,056
Goodwill acquired	136,742
Balance as of March 31, 2026	$261,798

Goodwill acquired is associated with the acquisition of HomeBuddy completed in the third quarter of fiscal year 2026. See Note 6, Acquisitions, for more information.

There were no impairments to goodwill during the nine months ended March 31, 2026.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2026			June 30, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$129,011	$(81,070)	$47,941	$93,511	$(76,353)	$17,158
Content	43,106	(43,106)	—	43,106	(43,106)	—
Website/trade/domain names	35,722	(21,260)	14,462	25,422	(20,601)	4,821
Acquired technology and others	46,714	(37,597)	9,117	43,014	(36,518)	6,496
Total	$254,553	$(183,033)	$71,520	$205,053	$(176,578)	$28,475

Amortization of intangible assets was $2.6 million and $6.5 million for the three and nine months ended March 31, 2026, and $2.2 million and $7.2 million for the three and nine months ended March 31, 2025.

Future amortization expense for the Company’s intangible assets as of March 31, 2026 was as follows (in thousands):

Fiscal Year Ending June 30,	Amortization
2026 (remaining three months)	$3,179
2027	12,454
2028	11,663
2029	10,324
2030	7,333
Thereafter	26,567
Total	$71,520

8. Debt

On January 2, 2026, the Company entered into the senior secured credit agreement ("Financing Agreement") with MUFG Bank, LTD., as administrative agent for the lenders and certain other parties signatory thereto. The Financing Agreement provides for a new $150.0 million credit facility consisting of a five‑year revolving credit line ("Revolving Credit Facility").

Borrowings under the Revolving Credit Facility are secured by first-priority liens on substantially all assets of QuinStreet, Inc. and certain subsidiaries, subject to certain exceptions. Interest is payable at specified margins above either Term Secured Overnight Financing Rate ("SOFR") or the Alternate Base Rate ("ABR"). Interest on the borrowings under the Revolving Credit Facility are payable at interest rates equal to, at the Company’s option, either: (a) a SOFR-based rate (subject to a 0.00% per annum floor), plus an applicable margin of 2.00% to 2.75% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement), or (b) a base rate (subject to a 0.00% per annum floor), plus an applicable margin of 1.00% to 1.75% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement). The Financing Agreement requires the Company to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee of 0.25% to 0.40% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement) on the unused portion of the Revolving Credit Facility.

The Financing Agreement includes customary financial and nonfinancial covenants, including a maximum Consolidated Total Net Leverage Ratio (with a temporary step‑up following certain material acquisitions) and a minimum Consolidated Interest Coverage Ratio (as defined in the Financing Agreement). The Company was in compliance with all covenants as of March 31, 2026.

On January 2, 2026, the Company borrowed $70.0 million under the Revolving Credit Facility. As of March 31, 2026, $70.0 million was outstanding and was classified as noncurrent debt as the principal was not contractually due within 12 months, and unused commitments were $80.0 million.

Up front lender, arranger, and legal costs incurred in connection with the credit facility totaled $1.8 million and were deferred as a financing cost asset and amortized to interest expense on a straight-line basis over the remaining term of the facility. The deferred cost asset is classified as a noncurrent asset.

The Revolving Credit Facility stated maturity date is January 2, 2031.

9. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a provision for income taxes of $0.8 million and benefit from income taxes of $47.9 million for the three and nine months ended March 31, 2026, and a provision for income taxes of $0.5 million and $0.4 million for the three and nine months ended March 31, 2025. The tax benefit for the nine months ended March 31, 2026 continues to be primarily related to the release of the valuation allowance on the majority of its federal and state deferred tax assets. The tax expense for the three months ended March 31, 2026 is a result of Company adjusting the valuation allowance release for the revised projected profit for the year, and an increase in projected foreign taxes as a result of the acquisition of HomeBuddy. The tax provision for the third quarter of 2025 was primarily related to foreign operations and the tax amortization of goodwill.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of the second quarter of fiscal year 2026, due to the preponderance of positive evidence, including the Company’s projected cumulative profit before taxes and future forecasts of continued profitability for the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed and that it is more likely than not that the Company would be able to utilize the majority of the deferred tax assets. Accordingly, the Company recorded a net benefit from income taxes of $47.9 million for nine months ended March 31, 2026 primarily related to the release of the valuation allowance for the majority of its federal and state deferred tax assets of $61.2 million. The Company continues to maintain a valuation allowance related to its deferred tax assets for its foreign entities, federal and state capital loss carryforwards and California research and development tax credits.

Additionally, in the event that the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code, the Company’s ability to utilize net operating losses, tax credits and other tax attributes may be limited.

10. Leases

The Company has operating leases primarily for its office facilities. The leases expire at various dates through fiscal year 2032, some of which include options to renew, with renewal terms of up to 5 years.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating lease expense	$838	$959	$2,489	$2,774
Short-term lease expense	189	157	578	652
Variable lease expense (1)	65	34	204	143
Total lease expense	$1,092	$1,150	$3,271	$3,569

(1) Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Nine Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,363	$2,581

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$404	$2,525

Weighted average remaining lease term - operating leases	3.3 years	4.1 years
Weighted average discount rate - operating leases	7.3%	7.3%

Maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remaining three months)	$860
2027	3,367
2028	3,421
2029	2,175
2030	957
Thereafter	146
Total minimum lease payments	$10,926
Less imputed interest	(2,512)
Present value of net minimum lease payments	$8,414
Operating lease liabilities:
Current (included in Accrued Liabilities)	$2,787
Noncurrent	5,627
Total	$8,414

11. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2026 and June 30, 2025.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements but may extend for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2026 and June 30, 2025.

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

12. Stockholders’ Equity and Stock Benefit Plans

Stock Repurchases

In April 2022, the Board of Directors authorized a stock repurchase program allowing the repurchase of up to $40.0 million of the Company's common stock (the "2022 Stock Repurchase Program"). During the nine months ended March 31, 2026, the Company repurchased and retired 1,121,745 shares of its common stock at an average price of $14.94 per share, at a total cost of $16.8 million (including a broker commission of $0.03 per share). As of March 31, 2026, the $40.0 million authorized for repurchase under the 2022 Stock Repurchase Program was fully utilized.

In October 2025, the Board of Directors authorized a new stock repurchase program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock (the "2025 Stock Repurchase Program"). As of March 31, 2026, no repurchases have been made under the 2025 Stock Repurchase Program.

Repurchase of shares of common stock are recorded as treasury stock and are accounted for under the cost method. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and reduce additional paid-in capital by the amount recorded in additional paid-in capital when the stock was originally issued.

Stock Incentive Plans

The Company may grant nonstatutory stock options (“NQSOs”), restricted stock, service-based restricted stock units (“Service-based RSUs”), stock appreciation rights, performance-based stock awards (“Performance-based RSUs”), and other forms of equity compensation, as well as performance cash awards, under its 2010 Equity Incentive Plan (the “2010 Incentive Plan”). The Company may grant NQSOs and Service-based RSUs to non-employee directors under the 2010 Non-Employee Directors’ Stock Award Plan (the “Directors’ Plan”).

As of March 31, 2026, 23,125,612 shares were reserved and 11,522,246 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 1,802,275 shares were available for issuance under the Directors’ Plan.

Stock-based Compensation Expense

The following table summarizes the components of stock-based compensation by grant type:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Stock options	$—	$58	$8	$181
Restricted stock units	7,821	6,759	25,482	23,470
Employee stock purchase plan	669	256	1,755	881
Total stock-based compensation expense	$8,490	$7,073	$27,245	$24,532

Stock Award Activities

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The outstanding stock options as of March 31, 2026 totaled 114,938 shares.

Service-Based RSU

The Company estimates the fair value of service-based RSUs based on the closing price of the Company’s common stock on the grant date. The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2025	3,445,245	$14.33	1.17	$55,469
Granted	1,598,782
Vested	(1,279,363)
Forfeited	(130,427)
Outstanding at March 31, 2026	3,634,237	$14.90	1.30	$43,648

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

The following table summarizes the performance-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2025	1,293,353	$16.09	1.18	$20,824
Granted	944,750	12.01
Vested	(446,463)	16.46
Forfeited	(80,663)	10.19
Outstanding at March 31, 2026	1,710,977	$14.06	1.34	$20,549

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. During the three months ended March 31, 2026, 199,361 shares of common stock were purchased under the 2021 ESPP at a weighted-average price of $9.38. During the nine months ended March 31, 2026, 341,692 shares of common stock were purchased under the 2021 ESPP at a weighted-average price of $9.37. As of March 31, 2026, 884,251 shares were available for issuance under the 2021 ESPP. The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model.

ESPP employee payroll contributions accrued as of March 31, 2026 included within accrued liabilities on the Company’s condensed consolidated balance sheet was $0.5 million, and will be used to purchase shares for the ESPP purchase period ending on August 24, 2026.

13. Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker ("CODM") is the chief executive officer, who manages operations based on financial information provided on a consolidated basis to assess performance and decide how to allocate resources.

As a single reportable operating segment entity, the Company's segment performance measure is net income, which is used to monitor budget versus actual results. Segment income from operations includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the reportable segment.

The significant components of segment costs and expenses, along with a reconciliation to net income are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenue	$346,137	$269,842	$919,835	$831,657
Less:
DMS expense (1)	310,770	245,167	832,085	754,552
General and administrative expense (2)	7,060	4,699	16,868	16,324
Corporate systems expense (2)	541	570	1,615	1,654
Other segment cost and expense (3)	20,404	14,990	7,143	57,626
Net income	$7,362	$4,416	$62,124	$1,501

(1) Digital marketing services (“DMS”) expense primarily includes media and marketing expense, personnel-related costs, general facilities, and professional fees.

(2) General and administrative expense and Corporate systems expense are primarily comprised of personnel-related costs, professional fees, general facilities, office-related costs and technology service costs.

(3) Other segment cost and expense primarily includes non-cash depreciation, amortization, stock-based compensation and other non-recurring expenses, as well as interest and income taxes, which are included in net income.

The following tables set forth net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenue:
United States	$341,930	$266,171	$910,498	$822,227
International	4,207	3,671	9,337	9,430
Total net revenue	$346,137	$269,842	$919,835	$831,657

	March 31,	June 30,
	2026	2025
Property and equipment, net:
United States	$15,566	$16,590
International	1,341	228
Total property and equipment, net	$16,907	$16,818

	March 31,	June 30,
	2026	2025
Other intangible assets, net:
United States	$23,119	$28,475
International	48,401	—
Total other intangible assets, net	$71,520	$28,475

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

Our financial services client vertical represented 67% and 71% of net revenue for the three and nine months ended March 31, 2026, and 74% and 76% of net revenue for the three and nine months ended March 31, 2025. Our home services client vertical represented 33% and 29% of net revenue for the three and nine months ended March 31, 2026, and 26% and 24% for the three and nine months ended March 31, 2025. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 24% of net revenue for the three months ended March 31, 2026, and 22% of net revenue for the nine months ended March 31, 2026. One client in our financial services client vertical accounted for 27% of our net revenue for the three months ended March 31, 2025, and two clients accounted for 23% and 13% of our net revenue for the nine months ended March 31, 2025.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to imputed interest on post-closing payments related to our acquisitions, and interest and fees related to our credit facility. Borrowings under our credit facility and related interest expense could increase (or decrease) as we continue to implement our acquisition strategy and draw down, or repay on the facility, or if our interest rates increase or decrease due to market factors or our operating performance. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other (expense) income, net includes gains and losses on foreign currency exchange, and other non-operating items.

Benefit from (Provision for) Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenue	$346,137	100.0%	$269,842	100.0%	$919,835	100.0%	$831,657	100.0%
Cost of revenue (1)	304,801	88.1	241,980	89.7	823,837	89.6	748,636	90.0
Gross profit	41,336	11.9	27,862	10.3	95,998	10.4	83,021	10.0
Operating expenses: (1)
Product development	10,221	3.0	8,850	3.3	26,696	2.9	26,180	3.2
Sales and marketing	7,989	2.3	5,140	1.9	17,652	1.9	14,367	1.7
General and administrative	12,859	3.7	8,960	3.3	35,347	3.8	40,157	4.9
Operating income	10,267	2.9	4,912	1.8	16,303	1.8	2,317	0.2
Interest income	3	—	3	—	93	—	20	—
Interest expense	(2,102)	(0.6)	(66)	—	(2,240)	(0.2)	(316)	—
Other income (expense), net	16	—	44	—	57	—	(137)	—
Income before income taxes	8,184	2.3	4,893	1.8	14,213	1.6	1,884	0.2
(Provision for) benefit from income taxes	(822)	(0.2)	(477)	(0.2)	47,911	5.2	(383)	—
Net income and comprehensive income	$7,362	2.1%	$4,416	1.6%	$62,124	6.8%	$1,501	0.2%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$3,442	1.0%	$2,682	1.0%	$10,818	1.2%	$8,894	1.1%
Product development	1,426	0.4	1,042	0.4	4,425	0.5	3,324	0.4
Sales and marketing	1,129	0.3	980	0.4	3,728	0.4	3,400	0.4
General and administrative	2,493	0.7	2,369	0.9	8,274	0.9	8,914	1.1

Gross Profit

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2026	2025	2026	2025	% Change	% Change
	(In thousands)
Net revenue	$346,137	$269,842	$919,835	$831,657	28%	11%
Cost of revenue	304,801	241,980	823,837	748,636	26%	10%
Gross profit	$41,336	$27,862	$95,998	$83,021	48%	16%

Gross profit %	12%	10%	10%	10%

Net Revenue

Net revenue increased by $76.3 million, or 28%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Revenue from our home services client vertical increased by $44.2 million, or 63%, primarily as a result of the acquisition of HomeBuddy which contributed $39.1 million in net revenue for the three months ended March 31, 2026, in addition to increased client budgets, and successful execution of growth initiatives. Revenue from our financial services client vertical increased by $32.1 million, or 16%, primarily due to an increase in revenue in our insurance business of $38.2 million, attributable to higher demand from a broad base of carrier clients, offset by a decrease in our other financial services client verticals of $6.1 million.

Net revenue increased by $88.2 million, or 11%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. Revenue from our home services client vertical increased by $62.6 million, or 31%, primarily as a result of the acquisition of HomeBuddy which contributed $39.1 million in net revenue for the nine months ended March 31, 2026, in addition to increased client budgets, and successful execution of growth initiatives. Revenue from our financial services client vertical increased by $25.5 million, or 4%, primarily due to an increase in revenue in our insurance business of $32.8 million, attributable to higher demand from a broad base of carrier clients, offset by a decrease in our credit-driven businesses including credit cards and personal loans of $5.1 million.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $62.8 million, or 26%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by increased media and marketing costs of $62.0 million due to higher revenue volumes, and increased personnel cost of $1.3 million, offset by decreased amortization expense of $1.2 million. Gross profit margin, which is the difference between net revenue and cost of revenue as percentage of net revenue, was 12% and 10% for the three months ended March 31, 2026 and 2025. The increase in gross profit margin was attributable to a decrease in personnel cost and depreciation cost as a percentage of net revenue, offset by an increase in media and marketing costs as a percentage of net revenue.

Cost of revenue increased by $75.2 million, or 10%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, primarily driven by increased media and marketing costs of $76.7 million due to higher revenue volumes and investments into new owned and operated media sources, and increased personnel cost of $1.7 million, offset by decreased amortization expense of $3.1 million. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 10% for both the nine months ended March 31, 2026 and 2025.

Operating Expenses

	Three Months Ended		Nine Months Ended		Three	Nine
	March 31,		March 31,		Months	Months
	2026	2025	2026	2025	% Change	% Change
	(In thousands)
Product development	$10,221	$8,850	$26,696	$26,180	15%	2%
Sales and marketing	7,989	5,140	17,652	14,367	55%	23%
General and administrative	12,859	8,960	35,347	40,157	44%	(12%)
Operating expenses	$31,069	$22,950	$79,695	$80,704	35%	(1%)

Product Development Expenses

Product development expenses increased by $1.4 million, or 15%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased personnel cost due to higher headcount as a result of the HomeBuddy acquisition.

Product development expenses increased by $0.5 million, or 2%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, primarily due to increased personnel cost due to higher headcount as a result of the HomeBuddy acquisition.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.8 million, or 55%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased personnel cost due to higher headcount as a result of the HomeBuddy acquisition, and increased amortization expense due to the acquisition of related intangible assets.

Sales and marketing expenses increased by $3.3 million, or 23%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, primarily due to increased personnel cost due to higher headcount as a result of the HomeBuddy acquisition, and increased amortization expense due to the acquisition of related intangible assets.

General and Administrative Expenses

General and administrative expenses increased by $3.9 million, or 44%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in professional fees of $2.6 million principally related to our HomeBuddy acquisition, and a higher increase to the fair value of contingent consideration of $1.0 million.

General and administrative expenses decreased by $4.8 million, or 12%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The decrease was primarily driven by a lower increase in the fair value of contingent consideration compared to the prior year period of $7.5 million and decreased personnel costs of $1.3 million, offset by higher professional fees of $5.1 million primarily related to the HomeBuddy acquisition.

(Provision for) Benefit from Income Taxes

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In thousands)
(Provision for) benefit from income taxes	$(822)	$(477)	$47,911	$(383)

We recorded a provision for income taxes of $0.8 million and benefit from income taxes of $47.9 million for the three and nine months ended March 31, 2026, and a provision for income taxes of $0.5 million and $0.4 million for the three and nine months ended March 31, 2025.

As of the second quarter of fiscal year 2026, we determined that sufficient positive evidence existed to conclude that substantially all of our valuation allowance was no longer needed and that it is more likely than not that we would be able to utilize the majority of the deferred tax assets. Accordingly, we recorded a net benefit from income taxes of $47.9 million for the nine months ended March 31, 2026 primarily related to the release of the valuation allowance for the majority of our federal and state deferred tax assets of $61.2 million.

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

Liquidity and Capital Resources

As of March 31, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $102.0 million, cash we expect to generate from future operations, and our $150.0 million Revolving Credit Facility, from which we have drawn $70.0 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, repurchases of our common stock, debt service and commitment fees on our $150.0 million revolving credit facility, and acquisitions from time to time. Our acquisitions also may have deferred purchase price components and contingent consideration which requires us to make a series of payments following the acquisition closing date. For example, on January 2, 2026, we completed the acquisition of HomeBuddy, pursuant to which we paid $114.8 million in cash at closing and is obligated to pay $75.0 million in additional post-closing payments, payable in equal annual installments over a four-year period. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our revolving credit facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt financing, issue additional equity securities or draw down on or increase our borrowing capacity under our current revolving credit facility for other reasons.

In April 2022, our Board of Directors authorized the 2022 Stock Repurchase Program allowing the repurchase of up to $40.0 million worth of common stock. During the nine months ended March 31, 2026, we repurchased and retired 1,121,745 shares of our common stock at an average price of $14.94 per share, at a total cost of $16.8 million (including a broker commission of $0.03 per share). Repurchases under this program took place in the open market and were made under a Rule 10b5-1 plan. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. There were no repurchases made during the fiscal year 2025. As of October 22, 2025, we had fully utilized the $40.0 million authorized for repurchase under the 2022 Stock Repurchase Program.

In October 2025, the Board of Directors authorized the 2025 Stock Repurchase Program allowing us to repurchase up to $40.0 million of our outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. As of March 31, 2026, no repurchases have been made under this program.

We believe that our existing cash, cash equivalents, cash we expect to generate from future operations, and our available borrowings under our revolving credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$78,156	$55,083
Net cash used in investing activities	(114,986)	(8,387)
Net cash provided by (used in) financing activities	37,834	(15,385)

Net Cash Provided by Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, change in the fair value of contingent consideration, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, and changes in working capital components. Cash provided by operating activities was $78.2 million for the nine months ended March 31, 2026, compared to $55.1 million for the nine months ended March 31, 2025.

Cash provided by operating activities for the nine months ended March 31, 2026 consisted of a net income of $62.1 million, a net increase in cash from changes in working capital of $13.7 million, and non-cash adjustments of $2.3 million. The changes in working capital accounts were primarily attributable to an increase in accrued liabilities and accounts payable of $56.2 million, offset by an increase in accounts receivable of $44.9 million. These increases were primarily due to higher revenue for the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025, and timing of receipts and payments. The non-cash adjustments primarily consisted of stock-based compensation expense of $27.2 million, and depreciation and amortization expense of $16.6 million, offset by a one-time non-cash benefit of $47.9 million related to our release of the valuation allowance for the majority of our federal and certain state deferred tax assets.

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

Net Cash Used in Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time. Cash used in investing activities was $115.0 million for the nine months ended March 31, 2026, compared to $8.4 million for the nine months ended March 31, 2025.

Cash used in investing activities in the nine months ended March 31, 2026 was primarily due to $105.3 million cash paid at the closing of the HomeBuddy acquisition, net of cash acquired, internal software development costs of $8.1 million, and capital expenditures of $2.6 million.

Cash used in investing activities in the nine months ended March 31, 2025 was primarily due to internal software development costs and capital expenditures of $6.9 million.

Net Cash Provided by (used in) Financing Activities

Cash flows from financing activities generally include post-closing payments related to business acquisitions, payment of withholding taxes related to the release of restricted stock, net of share settlement, repurchases of common stock, proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options. Cash provided by financing activities was $37.8 million for the nine months ended March 31, 2026, compared to cash used in financing activities of $15.4 million for the nine months ended March 31, 2025.

Cash provided by financing activities in the nine months ended March 31, 2026 was primarily due to the borrowings of $70.0 million under the Revolving Credit Facility and proceeds from the issuance of common stock under the employee stock purchase plan of $3.2 million, offset by repurchase of common stock of $16.8 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $9.4 million, and post-closing payments and contingent consideration related to acquisitions of $7.3 million.

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

In January 2026, we completed our acquisition of HomeBuddy, which was financed in part with borrowings under our revolving credit facility. As of March 31, 2026, $70.0 million was outstanding and classified as noncurrent debt, as the principal is contractually due on January 2, 2031. As of March 31, 2026, there were no other material changes in our contractual obligations as presented in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025.

Credit Facility

In January 2026, we entered into the Financing Agreement with MUFG Bank, LTD., as administrative agent for the lenders and certain other parties signatory thereto. The Financing Agreement provides for a new $150.0 million revolving credit facility.

Interest on the borrowings under the Revolving Credit Facility are payable at interest rates equal to, at our option, either: (a) a SOFR-based rate (subject to a 0.00% per annum floor), plus an applicable margin of 2.00% to 2.75% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement), or (b) a base rate (subject to a 0.00% per annum floor), plus an applicable margin of 1.00% to 1.75% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement). The Financing Agreement requires us to pay the lenders with commitments under the Revolving Credit Facility an unused commitment fee of 0.25% to 0.40% per annum depending on the Consolidated Total Net Leverage Ratio (as defined in the Financing Agreement) on the unused portion of the Revolving Credit Facility.

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

The proceeds of the loans drawn under the Revolving Credit Facility are being used to partially fund our acquisition of HomeBuddy and may be used to fund our general working capital needs and general corporate purposes. As of March 31, 2026, we had borrowings under our revolving credit facility of $70.0 million.

We were in compliance with the covenants of our Revolving Credit Facility as of March 31, 2026.

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

As of March 31, 2026, we had a $150.0 million Revolving Credit Facility with $70.0 million outstanding. Interest on borrowings under the Revolving Credit Facility is payable quarterly at specified margins above either Term SOFR or the ABR. Our exposure to interest rate risk under our revolving credit facility is affected by the level of borrowings and changes in market interest rates. A hypothetical change of 1% in Term SOFR or ABR based interest rate on our Revolving Credit Facility would result in an increase in our interest expense of $0.7 million per year, assuming constant borrowing levels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 24% of our net revenue for the three months ended March 31, 2026, and 22% of our net revenue for the nine months ended March 31, 2026. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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
•
domestic and international economic conditions, geopolitical conflicts such as the Russia-Ukraine military conflict and the resulting economic sanctions and, the ongoing conflicts in the Middle East and the possible expansion of such conflict in the surrounding areas, and public health crises;
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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and in April 2022 authorized the 2022 Stock Repurchase Program allowing the repurchase of up to $40.0 million of common stock. In October 2025, the board of directors authorized the 2025 Stock Repurchase Program allowing the company to repurchase up to $40.0 million of common stock. Repurchases under the 2025 Stock Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. As of March 31, 2026, $40.0 million remained available for stock repurchases pursuant to the 2025 Stock Repurchase Program. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

On January 2, 2026, in connection with our acquisition of HomeBuddy, we entered into the Financing Agreement by and among QuinStreet, Inc., MUFG Bank, LTD., as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”) and certain other parties signatory thereto. The Financing Agreement provided for a $150 million Revolving Credit Facility. The proceeds of the loans drawn under the Revolving Credit Facility were used to partially fund our acquisition of all of the issued and outstanding equity securities of HomeBuddy and may be used to fund our general working capital needs and for general corporate purposes. The stated maturity date of the Revolving Credit Facility is January 2, 2031. Our obligations under the Financing Agreement are secured by first-priority liens on substantially all our assets and the assets of certain of our subsidiaries, subject to certain excepts. As of March 31, 2026, we have borrowed $70.0 million of the Revolving Credit Facility. See "Contractual Obligations" for further discussion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

In October 2025, the Board of Directors authorized the 2025 Stock Repurchase Program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock. Repurchases under this program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. As of March 31, 2026, no repurchases have been made under the 2025 Stock Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangement

On March 6, 2026, Gregory Wong, Chief Financial Officer, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Wong's Rule 10b5-1 Plan provides for the potential sale (beginning on June 15, 2026) of all of the (net) shares of up to 108,258 (gross) shares of the Company's common stock, consisting of (i) 45,221 shares of common stock and (ii) the net shares (not yet determinable) after shares are withheld to satisfy tax withholding obligations, issuable upon the vesting of up to 63,037 shares of restricted stock and performance-based restricted stock granted to Mr. Wong by the Company. Mr. Wong’s Rule 10b5-1 Plan expires on February 20, 2027, or upon the earlier completion of all the transactions authorized thereunder.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated as of November 30, 2025, by and among QuinStreet, SIREN GROUP AG (d/b/a/HomeBuddy), the Shareholders listed on Schedule I thereto and Maxym Entin, solely as the representative of the Shareholders.	8-K	001-34628	2.1	December 3, 2025

10.1	Financing Agreement dated as of January 2, 2026, by and among QuinStreet, as Borrower, the other Loan Parties thereto, the Lenders party thereto, the Issuing Banks party thereto and MUFG BANK, LTD., as Administrative Agent.	8-K	001-34628	10.1	January 2, 2026

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINSTREET, INC.

/s/ Gregory Wong
Gregory Wong
Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized signatory)
Date: May 8, 2026