Form 10-K
period 2026-06-30
QUINSTREET, INC
filed 2026-08-26
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2026

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

As of December 31, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Company’s common stock as reported by the Nasdaq Global Select Market on such date, was $779,144,648. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. The determination of executive officer or affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of August 21, 2026: 57,086,409

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2026 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

QUINSTREET, INC.

FOR THE FISCAL YEAR ENDED JUNE 30, 2026

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

Our proprietary technologies have been developed over the past 27 years to allow us to best segment and match media or traffic, to deliver optimized results for our clients and to operate our high volume and highly complex channel cost-efficiently.

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

Clients

In fiscal year 2026, we had one client that accounted for 21% of net revenue. In fiscal year 2025, we had two clients that accounted for 23% and 12% of net revenue. No other client accounted for 10% or more of net revenue in fiscal years 2026 and 2025. Our top 20 clients accounted for 58% and 62% of net revenue in fiscal years 2026 and 2025. Since our service was first offered in 2001, we have developed a broad client base with many multi-year relationships. We enter into Internet marketing contracts with our clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term.

Sales and Marketing

We have an internal sales team that consists of employees focused on signing new clients and account managers who maintain and seek to increase our business with existing clients. Our sales people and account managers are each focused on a particular client vertical so that they develop an expertise in the marketing needs of our clients in that particular vertical.

Technology and Infrastructure

We have developed a suite of technologies to manage, improve and measure the results of the marketing programs we offer our clients. We use a combination of proprietary and third-party software as well as hardware from established technology vendors. We use specialized software for client management, building and managing websites, acquiring and managing media, managing our third-party media sources, and using data and optimization tools to best match Internet visitors to our marketing clients. We have invested significantly in these technologies and plan to continue to do so to meet the demands of our clients and Internet visitors, to increase the scalability of our operations, and enhance management information systems and analytics in our operations. Our development teams work closely with our marketing and operating teams to develop applications and systems that can be used across our business. In fiscal years 2026 and 2025, we spent $37.3 million and $33.9 million on product development.

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

As of June 30, 2026, we had 1,074 employees, which consisted of 539 in operations, 386 employees in product development, 94 in sales and marketing and 55 in general and administration. None of our employees are represented by a labor union.

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

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 21% of our net revenue for the fiscal year 2026. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

For example, regulation in data privacy and security is rapidly evolving in the U.S. and internationally, including laws, rules and regulations applying to the solicitation, collection, retention, deletion, sharing, use and other processing of personal information. At the U.S. federal level, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices (including with respect to data privacy and security). At the state level, we are subject to the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”). The CCPA requires covered businesses to, among other things, provide disclosures to California residents about their data collection, use, sharing and processing practices and, with limited business exceptions, the CCPA affords such individuals various rights with respect to their personal information, including to request deletion of personal information collected about them and to opt-out of certain personal information selling and sharing practices. A number of other states such as Oregon, Texas, Virginia, Colorado, Connecticut, and Utah, among others, have also enacted or have adopted legislation that will become effective in 2027 to enact comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose strict requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments, and allow for statutory fines for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

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

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of legal and regulatory requirements. For our dispositioned assets or businesses, we retain certain liabilities or obligations in connection with our pre-closing actions or omissions, contractual or otherwise. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states; and, in the first quarter of fiscal year 2021, we dispositioned our education client vertical. Because our subsidiary CloudControlMedia, LLC ("CCM") provides performance marketing agency and technology services to clients in financial services, education and other markets, we may still be subject to investigations, audits, inquiries, claims or litigation related to education. If any audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. In addition, we regularly review and assess strategic alternatives in the ordinary course of business, including potential acquisitions, investments or divestitures. These potential strategic alternatives may result in a wide array of potential strategic transactions that could be material to our financial condition and results of operations. For example, we acquired Siren Group AG ("HomeBuddy") in fiscal year 2026, BestCompany.com, LLC ("BestCompany") and Aqua Vida, LLC (“AquaVida”) in fiscal year 2024, Modernize, Inc. (“Modernize”), Mayo Labs, LLC (“Mayo Labs”) and FC Ecosystem, LLC (“FCE”) in fiscal year 2021, and AmOne Corp. (“AmOne”), CCM and MyBankTracker.com, LLC (“MBT”) in fiscal year 2019. Furthermore, we divested our education client vertical in fiscal year 2021, and we divested our B2B client vertical, our businesses in Brazil consisting of QuinStreet Brasil Online Marketing e Midia Ltda and VEMM, LLC along with its interests in EDB, and our mortgage client vertical in the second half of fiscal year 2020.

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

Our acquisitions or investments could also result in dilutive issuances of our equity securities, the incurrence of debt or deferred purchase price obligations, contingent liabilities, amortization expense, impairment of goodwill or restructuring charges, any of which could harm our financial condition or results. For example, under our purchase agreement with HomeBuddy, the purchase consideration included $75.0 million in post-closing installment payments. Under our acquisition agreement with AquaVida, the purchase consideration included $4.0 million in post-closing payments and an estimated fair value of contingent consideration of $2.1 million. Under our acquisition agreement with CCM, the purchase consideration included $7.5 million in post-closing payments and an estimated fair value of contingent consideration of $3.6 million. Under our acquisition agreement with Modernize, the purchase consideration included $27.5 million in post-closing payments. Also, the anticipated benefit of many of our strategic transactions, including anticipated synergies, may not materialize. Employee retention may be adversely impacted as the result of acquisitions, and our ability to manage across multiple remote locations and business cultures could adversely affect the realization of anticipated benefits. In connection with a disposition of assets or a business, we may also agree to provide indemnification for certain potential liabilities or retain certain liabilities or obligations, which may adversely impact our financial condition or results.

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

Our board of directors canceled the prior stock repurchase program that commenced in July 2017 and in April 2022 authorized the 2022 Stock Repurchase Program allowing the repurchase of up to $40.0 million of common stock. In October 2025, the board of directors authorized the 2025 Stock Repurchase Program allowing us to repurchase up to $40.0 million of common stock. Repurchases under the 2025 Stock Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. As of June 30, 2026, $25.4 million remained available for stock repurchases pursuant to the 2025 Stock Repurchase Program. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

In fiscal years 2017 and 2016, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While no material weaknesses were identified in our internal control over financial reporting as of June 30, 2026, we cannot assure you that we will not in the future identify material weaknesses. In addition, the standards required for a Section 404 assessment under the SOX Act may in the future require us to implement additional corporate governance practices and adhere to additional reporting requirements. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are or will be applicable to us as a public company. If we fail to discover material weaknesses in our internal controls or maintain effective internal controls over financial reporting, our business and reputation may be harmed and our stock price may decline.

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

On January 2, 2026, in connection with our acquisition of HomeBuddy, we entered into the Financing Agreement by and among QuinStreet, Inc., MUFG Bank, LTD., as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”) and certain other parties signatory thereto. The Financing Agreement provided for a $150 million Revolving Credit Facility. The proceeds of the loans drawn under the Revolving Credit Facility were used to partially fund our acquisition of all of the issued and outstanding equity securities of HomeBuddy and may be used to fund our general working capital needs and for general corporate purposes. The stated maturity date of the Revolving Credit Facility is January 2, 2031. Our obligations under the Financing Agreement are secured by first-priority liens on substantially all our assets and the assets of certain of our subsidiaries, subject to certain exceptions. As of June 30, 2026, we have borrowed $70.0 million of the Revolving Credit Facility. See "Contractual Obligations" for further discussion.

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

We have entered into and exited certain international markets and may enter into international markets in the future, including through acquisitions. We currently maintain offices and have employees outside of the United States. We also engage independent contractors in certain countries outside of the United States. We have limited experience in marketing, selling and supporting our services outside of the United States, and managing our operations on an international scale consumes significant management resources. We may not be successful in introducing or marketing our services abroad or in conducting our business in international markets.

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

The Company’s Information Security team is responsible for identifying, assessing, and mitigating cybersecurity risks. The Information Security team reports to the head of Information Technology, who reports to the Chief Technical Officer who reports to the Chief Executive Officer. The Company's Chief Technical Officer has more than 20 years of technology leadership experience, including serving in senior technology leadership positions at the Company since 2001 and prior experience leading technology functions at a global financial services firm. The Information Security team also briefs the Security Committee (which consists of the Chief Technical Officer, CEO, CFO and Chief Legal Officer) regularly about the cyber threat landscape, their plans to mitigate cybersecurity risks and their responses to cybersecurity incidents.

Item 2. Properties

As of June 30, 2026, our corporate headquarters are located at 950 Tower Lane, Suite No. 1200, Foster City, California 94404 and consist of approximately 22,915 square feet of office space under a lease with an expiration date in October 2028. This facility accommodates our engineering, sales, marketing, operations, finance and administrative activities.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol QNST. On August 21, 2026, the closing price as reported on the Nasdaq Global Select Market of our common stock was $20.62 per share and we had approximately 34 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Repurchase Program

In April 2022, the Board of Directors authorized the 2022 Stock Repurchase Program allowing the repurchase of up to $40.0 million worth of common stock. During the second quarter of fiscal year 2026, the Company fully utilized the $40.0 million authorized for repurchase under the 2022 Stock Repurchase Program. In October 2025, the Board of Directors authorized the 2025 Stock Repurchase Program allowing the Company to repurchase up to $40.0 million of the outstanding shares of common stock. Repurchases under these programs took place in the open market. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. As of June 30, 2026, approximately $25.4 million remained available for stock repurchases pursuant to the board authorization.

The following table summarizes the stock repurchase activity that took place in the open market under the 2025 Stock Repurchase Program during the fourth quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares May Yet Be Purchased Under the Share Repurchase Program
April 1, 2026 - April 30, 2026	—	$—	—	$40,000,000
May 1, 2026 - May 31, 2026	827,693	12.05	827,693	30,000,001
June 1, 2026 - June 30, 2026	359,053	12.91	359,053	25,354,970
Total	1,186,746	$12.31	1,186,746

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

The following performance graph shows a comparison from June 30, 2021 through June 30, 2026 of cumulative total return for our common stock, the Nasdaq Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities in fiscal year 2026.

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

Our financial services client vertical represented 69% and 75% of net revenue in fiscal years 2026 and 2025. Our home services client vertical represented 31% and 25% of net revenue in fiscal years 2026 and 2025. We generated the majority of our revenue from sales to clients in the United States.

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

Acquisitions

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions, including the acquisitions of HomeBuddy completed in January 2026, the acquisitions of BestCompany and AquaVida completed in fiscal year 2024, the acquisitions of Modernize, Mayo Labs and FCE completed in fiscal year 2021, and the acquisitions of AmOne, CCM, and MBT completed in fiscal year 2019. For detailed information regarding our recent acquisition, refer to Note 6, Acquisitions to our consolidated financial statements.

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

Cost of Revenue

Cost of revenue consists primarily of media and marketing costs, personnel costs, amortization of intangible assets, depreciation expense and facilities expense. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, or cost-per-action, CPA basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and related taxes, and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized to cost of revenue over the software’s estimated useful life.

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

General and Administrative. General and administrative expenses consist primarily of personnel costs of our finance, legal, employee benefits and compliance, technical support and other administrative personnel, accounting and legal professional services fees, facilities fees, bad debt expense, and fair value adjustments to contingent consideration related to the AquaVida acquisition.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to interest and fees related to our credit facility, and imputed interest on post-closing payments related to our acquisitions. Borrowings under our credit facility and related interest expense could increase (or decrease) as we continue to implement our acquisition strategy and draw down, or repay on the facility, or if our interest rates increase or decrease due to market factors or our operating performance. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other (expense) income, net includes impairment charge for investment in equity securities, gains and losses on foreign currency exchange, and other non-operating items.

Benefit from (Provision for) Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Results of Operations

A discussion regarding our results of operations for fiscal year 2026 compared to fiscal year 2025 is presented below. A discussion regarding our results of operations for fiscal year 2025 compared to fiscal year 2024 can be found under the heading Results of Operation in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for fiscal year 2025, filed with the SEC on August 21, 2025, which is available on the SEC’s website at www.sec.gov.

The following table presents our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended June 30,
	2026		2025		2024
	(In thousands, except percentages)
Net revenue	$1,293,712	100.0%	$1,093,711	100.0%	$613,514	100.0%
Cost of revenue (1)	1,147,903	88.7	982,840	89.9	567,268	92.5
Gross profit	145,809	11.3	110,871	10.1	46,246	7.5
Operating expenses: (1)
Product development	37,303	2.9	33,872	3.1	30,045	4.9
Sales and marketing	27,259	2.1	18,289	1.7	13,607	2.2
General and administrative	45,821	3.5	52,517	4.8	30,659	5.0
Operating income (loss)	35,426	2.7	6,193	0.5	(28,065)	(4.6)
Interest income	96	—	23	—	408	0.1
Interest expense	(4,393)	(0.3)	(400)	—	(680)	(0.1)
Other income (expense), net	81	—	(183)	—	(2,059)	(0.3)
Income (loss) before income taxes	31,210	2.4	5,633	0.5	(30,396)	(4.9)
Benefit from (provision for) income taxes	50,025	3.9	(926)	(0.1)	(935)	(0.2)
Net income (loss)	$81,235	6.3%	$4,707	0.4%	$(31,331)	(5.1)%

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$14,860	1.1%	$11,658	1.1%	$8,409	1.4%
Product development	6,117	0.5	4,386	0.4	3,147	0.5
Sales and marketing	5,130	0.4	4,408	0.4	2,968	0.5
General and administrative	11,325	0.9	11,314	1.0	9,177	1.5

Gross Profit

	Fiscal Year Ended June 30,			2026 - 2025	2025 - 2024
	2026	2025	2024	% Change	% Change
	(In thousands)
Net revenue	$1,293,712	$1,093,711	$613,514	18%	78%
Cost of revenue	1,147,903	982,840	567,268	17%	73%
Gross profit	$145,809	$110,871	$46,246	32%	140%

Gross profit %	11%	10%	8%

Net Revenue

Net revenue increased by $200.0 million, or 18%, in fiscal year 2026 compared to fiscal year 2025. Revenue from our home services client vertical increased by $128.8 million, or 47%, primarily as a result of the acquisition of HomeBuddy, which contributed $88.9 million in net revenue, in addition to increased client budgets, and successful execution of growth initiatives. Revenue from our financial services client vertical increased by $71.2 million, or 9%, primarily due to an increase in revenue in our insurance business of $79.0 million, attributable to higher demand from a broad base of carrier clients, offset by a decrease in our other financial services client verticals of $7.8 million.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $165.1 million, or 17%, in fiscal year 2026 compared to fiscal year 2025. This was primarily driven by increased media and marketing costs of $161.4 million due to higher revenue volumes. Personnel costs increased by $5.1 million mainly due to higher stock-based compensation expense due to higher average grant date share prices in the current year.

Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 11% and 10% in fiscal years 2026 and 2025. Our gross profit was $145.8 million for fiscal year 2026 compared to $110.9 million for fiscal year 2025, an increase of $34.9 million, or 32%. The increase in gross profit margin was attributable to a decrease in personnel cost and depreciation cost as a percentage of net revenue, partially offset by an increase in media and marketing costs as a percentage of net revenue.

Operating Expenses

	Fiscal Year Ended June 30,			2026 - 2025	2025 - 2024
	2026	2025	2024	% Change	% Change
	(In thousands)
Product development	$37,303	$33,872	$30,045	10%	13%
Sales and marketing	27,259	18,289	13,607	49%	34%
General and administrative	45,821	52,517	30,659	(13%)	71%
Operating expenses	$110,383	$104,678	$74,311	5%	41%

Product Development Expenses

Product development expenses increased by $3.4 million, or 10%, in fiscal year 2026 compared to fiscal year 2025. This was primarily due to increased stock-based compensation expense due to higher average grant date share prices in the current year and increased personnel cost due to higher headcount as a result of the HomeBuddy acquisition.

Sales and Marketing Expenses

Sales and marketing expenses increased by $9.0 million, or 49%, in fiscal year 2026 compared to fiscal year 2025. This was primarily due to increased personnel cost due to higher headcount as a result of the HomeBuddy acquisition and retention bonus, and increased amortization expense due to the acquisition of related intangible assets.

General and Administrative Expenses

General and administrative expenses decreased by $6.7 million, or 13%, in fiscal year 2026 compared to fiscal year 2025. The decrease was primarily driven by a lower increase in the fair value adjustments to contingent consideration related to the AquaVida acquisition compared to the prior year period of $12.0 million, offset by higher professional fees of $6.3 million primarily related to the HomeBuddy acquisition.

Interest and Other (Expense) Income, Net

	Fiscal Year Ended June 30,			2026 - 2025	2025 - 2024
	2026	2025	2024	% Change	% Change
	(In thousands)
Interest income	$96	$23	$408	317%	(94%)
Interest expense	(4,393)	(400)	(680)	998%	(41%)
Other income (expense), net	81	(183)	(2,059)	(144%)	(91%)
Interest and other expense, net	$(4,216)	$(560)	$(2,331)	653%	(76%)

Interest income relates to interest earned on our cash and cash equivalents. Interest expense consists primarily of financing costs associated with our revolving credit facility, and imputed interest on post-closing acquisition related payment obligations. Interest expense increased by $4.0 million in fiscal year 2026 compared to fiscal year 2025, primarily reflecting financing and interest costs associated with our revolving credit facility, as well as higher interest accretion on post-closing payment obligations related to the HomeBuddy acquisition due to a higher average outstanding balance of such obligations.

Benefit from (Provision for) Income Taxes

	Fiscal Year Ended June 30,
	2026	2025	2024
	(In thousands)
Benefit from (provision for) income taxes	$50,025	$(926)	$(935)
Effective tax rate	(160.3%)	16.5%	(3.1%)

We maintained a valuation allowance against the majority of our deferred tax assets through the end of fiscal year 2025. In the second quarter of fiscal year 2026, due to the preponderance of positive evidence, including our cumulative profit before taxes and future forecasts of continued profitability in the United States, we determined that sufficient positive evidence existed to conclude that substantially all of our valuation allowance was no longer needed. Accordingly, we recorded a one-time non-cash benefit from income taxes of $60.7 million related to the release of the valuation allowance for the majority of our federal and states deferred tax assets. In addition to the income tax benefit, the Company recorded approximately $9.9 million and $0.8 million of deferred and current federal, state, and foreign tax expense due to current operations.

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

Our effective tax rate was (160.3%), 16.5% and (3.1%) in fiscal years 2026, 2025 and 2024. The change in the effective tax rate in fiscal year 2026 was primarily due to the release of the valuation allowance related to the United States federal and state deferred tax assets with the exception of capital loss carryforwards, foreign NOLs and the California research and development tax credits.

Adjusted EBITDA

	Fiscal Year Ended June 30,
	2026	2025	2024
	(In thousands)
Other Financial Data:
Adjusted EBITDA (1)	$112,473	$81,263	$20,365

(1)
We define adjusted EBITDA as net income (loss) excluding depreciation and amortization expense, stock-based compensation expense, interest and other expense, net, provision for (benefit from) income taxes, restructuring costs, acquisition costs, litigation settlement expense, and contingent consideration adjustment.

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

We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), non-recurring charges and certain other items that we do not believe are indicative of our core operating activities (such as acquisition related expense, contingent consideration adjustment, litigation settlement expense, restructuring costs, and other expense, net) and the non-cash impact of depreciation and amortization expense and stock-based compensation expense.

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
•
adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;
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

The following table presents a reconciliation of adjusted EBITDA to net income (loss) calculated in accordance with GAAP, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(In thousands)
Net income (loss)	$81,235	$4,707	$(31,331)
Depreciation and amortization	25,175	24,506	23,957
Stock-based compensation expense	37,432	31,766	23,701
Interest and other expense, net	4,216	560	2,331
(Benefit from) provision for income taxes	(50,025)	926	935
Restructuring costs	1,356	733	678
Acquisition costs	7,407	124	94
Litigation settlement expense	1,027	847	—
Contingent consideration adjustment	4,650	17,094	—
Adjusted EBITDA	$112,473	$81,263	$20,365

Liquidity and Capital Resources

As of June 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $128.3 million, cash we expect to generate from future operations, and our $150.0 million Revolving Credit Facility, from which we have drawn $70.0 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our short-term and long-term liquidity requirements primarily arise from our working capital requirements, capital expenditures, internal software development costs, repurchases of our common stock, debt service and commitment fees on our $150.0 million revolving credit facility, and acquisitions from time to time. Our acquisitions also may have deferred purchase price components and contingent consideration which requires us to make a series of payments following the acquisition closing date. For example, on January 2, 2026, we completed the acquisition of HomeBuddy, pursuant to which we paid $114.8 million in cash at closing and we are obligated to pay $75.0 million in additional post-closing payments, payable in equal annual installments over a four-year period. Our primary operating cash requirements include the payment of media costs, personnel costs, costs of information technology systems and office facilities. Our ability to fund these requirements will depend on our future cash flows, which are determined, in part, by future operating performance and are, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control, and also our ability to access our revolving credit facility. Even though we may not need additional funds to fund anticipated liquidity requirements, we may still elect to obtain additional debt financing, issue additional equity securities or draw down on or increase our borrowing capacity under our current revolving credit facility for other reasons.

In April 2022, the Board of Directors authorized the 2022 Stock Repurchase Program allowing the repurchase of up to $40.0 million worth of common stock. During the second quarter of fiscal year 2026, the Company had fully utilized the $40.0 million authorized for repurchase under the 2022 Stock Repurchase Program. In October 2025, the Board of Directors authorized the 2025 Stock Repurchase Program allowing the Company to repurchase up to $40.0 million of the outstanding shares of common stock. In fiscal year 2026, the Company repurchased and retired 2,308,491 shares of our common stock at an average price of $13.59 per share, at a total cost of $31.4 million (including a broker commission of $0.03 per share). Repurchases under these programs took place in the open market. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of June 30, 2026, approximately $25.4 million remained available for stock repurchases pursuant to the board authorization. There were no repurchases made during the fiscal year 2025.

We believe that our existing cash, cash equivalents, cash we expect to generate from future operations, and our available borrowings under our revolving credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

Cash Flows

A discussion regarding our cash flows for fiscal year 2026 compared to fiscal year 2025 is presented below. A discussion regarding our cash flows for fiscal year 2025 as compared to fiscal year 2024 can be found under the heading Liquidity and Capital Resources in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for fiscal year 2025, filed with the SEC on August 21, 2025, which is available on the SEC’s website at www.sec.gov.

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(In thousands)
Net cash provided by operating activities	$131,303	$84,980	$12,039
Net cash used in investing activities	(118,582)	(11,443)	(22,735)
Net cash provided by (used in) financing activities	14,537	(22,996)	(12,511)

Net Cash provided by Operating Activities

Cash flows from operating activities generally include our net income adjusted for depreciation and amortization, change in the fair value of contingent consideration, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, and changes in working capital components. Cash provided by operating activities was $131.3 million in fiscal year 2026, compared to $85.0 million in fiscal year 2025 and $12.0 million in fiscal year 2024.

Cash provided by operating activities in fiscal year 2026 consisted of a net income of $81.2 million, non-cash adjustments of $21.3 million, and a net increase in cash from changes in working capital of $28.7 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $37.4 million, and depreciation and amortization expense of $25.2 million, offset by a one-time non-cash benefit of $60.7 million related to our release of the valuation allowance for the majority of our federal and certain state deferred tax assets. The changes in working capital accounts were primarily attributable to an increase in accrued liabilities and accounts payable of $66.7 million, offset by an increase in accounts receivable of $41.7 million. The increases in working capital accounts were primarily due to higher revenue levels in fiscal year 2026 as compared to the same period in prior year, and the timing of receipts and payments.

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

Net Cash Used in Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time. Cash used in investing activities was $118.6 million in fiscal year 2026, compared to $11.4 million in fiscal year 2025 and $22.7 million in fiscal year 2024.

Cash used in investing activities in fiscal year 2026 was primarily due to $105.3 million cash paid at the closing of the HomeBuddy acquisition, net of cash acquired, internal software development costs of $10.9 million, and capital expenditures of $3.4 million.

Cash used in investing activities in fiscal year 2025 was primarily composed of $9.4 million capitalized internal software development costs and capital expenditures of $2.1 million.

Net Cash Provided by (Used in) Financing Activities

Cash flows from financing activities generally include post-closing payments related to business acquisitions, payment of withholding taxes related to the release of restricted stock, net of share settlement, repurchases of common stock, proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options, and borrowing from time to time. Cash provided by financing activities was $14.5 million in fiscal year 2026, compared to cash used in financing activities of $23.0 million in fiscal year 2025 and $12.5 million in fiscal year 2024.

Cash provided by financing activities in fiscal year 2026 was primarily due to the borrowings of $70.0 million under the Revolving Credit Facility to partially fund the HomeBuddy acquisition and proceeds from the issuance of common stock under the employee stock purchase plan of $3.2 million, offset by repurchase of common stock of $31.4 million, payment of post-closing payments and contingent consideration related to acquisitions of $14.0 million, and payment of withholding taxes related to the release of restricted stock, net of share settlement of $11.4 million.

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

Contractual Obligations

The following table summarizes our payments due under our contractual obligations as of June 30, 2026:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases (1)	$10,041	$3,361	$5,584	$1,079	$17
Post-closing payment related to acquisitions (2)	68,672	19,163	34,250	15,259	—
Contingent consideration related to acquisitions (2)	11,508	6,365	5,143	—	—
Revolving credit facility	70,000	—	—	70,000	—
Total	$160,221	$28,889	$44,977	$86,338	$17
(1)
Represents payments for our operating lease obligations, including short term lease obligations.

We lease various office facilities, including our corporate headquarters in Foster City, California. The terms of certain lease agreements include rent escalation provisions and tenant improvement allowances.

In February 2010, we entered into a lease agreement and into a subsequent lease amendment in April 2018 for our corporate headquarters located at 950 Tower Lane, Foster City, California. In March 2023, the lease agreement was further amended, pursuant to which the corporate headquarters was relocated to a different floor within the same building upon the expiration of the existing lease. The amended agreement commenced in fiscal year 2024, with a lease term of five years and an option to extend the term of the lease for an additional three years.

(2)
In accordance with the terms of our acquisitions completed in fiscal years 2026 and 2024, we are required to make post-closing payments and contingent consideration payments. See Note 6, Acquisitions, to our consolidated financial statements for more information on the post-closing payments and contingent consideration payments related to our business acquisitions.

The above table does not include approximately $2.9 million of long-term income tax liabilities as of June 30, 2026 for uncertainty in income taxes due to the fact that we are unable to reasonably estimate the timing and amount of these potential future payments.

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

The Financing Agreement also contains customary covenants that, among other things, limit our ability and the ability of our subsidiaries to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make certain other distributions, (iv) sell assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Financing Agreement contains customary representations and warranties and events of default.

The proceeds of the loans drawn under the Revolving Credit Facility are being used to partially fund our acquisition of HomeBuddy and may be used to fund our general working capital needs and general corporate purposes. As of June 30, 2026, we had borrowings under our revolving credit facility of $70.0 million, which was classified as noncurrent debt as the principal is contractually due on January 2, 2031.

We were in compliance with the covenants of our Revolving Credit Facility as of June 30, 2026.

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

Amortization of intangible assets acquired in business combinations is recognized over their estimated useful lives and recorded in either cost of revenue or operating expenses based on the nature of the underlying asset.

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

We perform our annual goodwill impairment test on April 30 and conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, we consider the impact of key factors such as changes in the general economic conditions, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. We had one reporting unit for purposes of allocating and testing goodwill for fiscal year 2026. Based on the results of the qualitative assessment completed as of April 30, 2026, there were no indicators of impairment.

Long-Lived Assets

We evaluate long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2026, we evaluated our long-lived assets and concluded there were no indicators of impairment.

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

As of June 30, 2026, we had a $150.0 million Revolving Credit Facility with $70.0 million outstanding. Interest on borrowings under the Revolving Credit Facility is payable quarterly at specified margins above either Term SOFR or the ABR. Our exposure to interest rate risk under our revolving credit facility is affected by the level of borrowings and changes in market interest rates. A hypothetical change of 1% in Term SOFR or ABR based interest rate on our Revolving Credit Facility would result in an increase in our interest expense of $0.7 million per year, assuming constant borrowing levels.

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

QUINSTREET, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuinStreet, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuinStreet Inc. and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Siren Group AG (“HomeBuddy”) from its assessment of internal control over financial reporting as of June 30, 2026 because it was acquired by the Company in a purchase business combination during 2026. We have also excluded HomeBuddy from our audit of internal control over financial reporting. HomeBuddy is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5.5% and 6.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2026.

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

Acquisition of HomeBuddy – Valuation of the Customer Relationships Intangible Asset

As described in Note 6 to the consolidated financial statements, on January 2, 2026, the Company completed the acquisition of HomeBuddy for the total purchase price of $179.7 million. Of the acquired intangible assets, $35.5 million of customer relationships was recorded. The fair value of the customer relationships was determined using the multi-period excess earnings method. The significant assumptions used by management in determining the preliminary fair value of the customer relationships intangible asset included revenue growth rates, gross margin, customer retention rate, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of HomeBuddy is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to gross margin and customer retention rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to gross margin and customer retention rate. Evaluating management’s assumption related to gross margin involved considering (i) the current and past performance of the HomeBuddy business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the customer retention rate assumption.

Revenue Recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue primarily from fees earned through the delivery of qualified inquiries such as clicks, leads, calls, applications, or customers. The Company recognizes revenue when the Company transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has assessed the services promised in its contracts with clients and has identified one performance obligation, which is a series of distinct services. Depending on the client's needs, these services consist of a specified or an unlimited number of clicks, leads, calls, applications, or customers to be delivered over a period of time. The Company satisfies these performance obligations over time as the services are provided. The transaction price for any given period is fixed and no estimation of variable consideration is required. The Company does not promise to provide any other significant goods or services to its clients. The Company recorded total net revenue of $1.3 billion for the year ended June 30, 2026.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating certain revenue transactions, on a sample basis, by recalculating the revenue recognized and by obtaining and inspecting source documents, including executed contracts, invoices, delivery documents, and cash receipts, where applicable; (ii) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of certain data provided by management; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of year-end and obtaining and inspecting source documents, including executed contracts, invoices, delivery documents, and subsequent cash receipts, where applicable, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 26, 2026

We have served as the Company’s auditor since 2000.

QUINSTREET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$128,315	$101,078
Accounts receivable, net of allowances and reserves of $3,423 and $1,902 as of June 30, 2026 and 2025	181,225	135,804
Prepaid expenses and other assets	7,068	8,644
Total current assets	316,608	245,526
Property and equipment, net	16,651	16,818
Operating lease right-of-use assets	7,054	9,620
Goodwill	261,421	125,056
Intangible assets, net	66,293	28,475
Deferred tax assets, noncurrent	47,318	—
Other assets, noncurrent	5,957	5,612
Total assets	$721,302	$431,107
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$109,458	$62,247
Accrued liabilities	124,988	87,225
Post-closing payments, current	25,528	13,572
Total current liabilities	259,974	163,044
Operating lease liabilities, noncurrent	4,905	7,382
Post-closing payments, noncurrent	54,652	10,165
Debt, noncurrent	70,000	—
Other liabilities, noncurrent	8,679	6,472
Total liabilities	398,210	187,063
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 56,494,586 and 57,159,734 shares issued and outstanding as of June 30, 2026 and 2025	57	58
Additional paid-in capital	367,772	369,958
Accumulated other comprehensive loss	(268)	(268)
Accumulated deficit	(44,469)	(125,704)
Total stockholders' equity	323,092	244,044
Total liabilities and stockholders' equity	$721,302	$431,107

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2026	2025	2024
Net revenue	$1,293,712	$1,093,711	$613,514
Cost of revenue (1)	1,147,903	982,840	567,268
Gross profit	145,809	110,871	46,246
Operating expenses: (1)
Product development	37,303	33,872	30,045
Sales and marketing	27,259	18,289	13,607
General and administrative	45,821	52,517	30,659
Operating income (loss)	35,426	6,193	(28,065)
Interest income	96	23	408
Interest expense	(4,393)	(400)	(680)
Other income (expense), net	81	(183)	(2,059)
Income (loss) before income taxes	31,210	5,633	(30,396)
Benefit from (provision for) income taxes	50,025	(926)	(935)
Net income (loss)	$81,235	$4,707	$(31,331)

Comprehensive income (loss):
Net income (loss)	$81,235	$4,707	$(31,331)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(2)
Comprehensive income (loss)	$81,235	$4,707	$(31,333)

Net income (loss) per share:
Basic	$1.42	$0.08	$(0.57)
Diluted	$1.40	$0.08	$(0.57)

Weighted-average shares used in computing net income (loss) per share:
Basic	57,177	56,477	54,917
Diluted	58,163	58,300	54,917

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$14,860	$11,658	$8,409
Product development	6,117	4,386	3,147
Sales and marketing	5,130	4,408	2,968
General and administrative	11,325	11,314	9,177

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	55,473,439	$55	—	$—	$347,449	$(268)	$(130,411)	$216,825
Issuance of common stock upon exercise of stock options	113,991	—	—	—	1,015	—	—	1,015
Release of restricted stock, net of share settlement	1,229,288	3	—	—	(3)	—	—	—
Issuance of common stock under the employee stock purchase plan	343,016	—	—	—	2,941	—	—	2,941
Stock-based compensation expense	—	—	—	—	31,780	—	—	31,780
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(13,224)	—	—	(13,224)
Net income	—	—	—	—	—	—	4,707	4,707
Balance at June 30, 2025	57,159,734	$58	—	$—	$369,958	$(268)	$(125,704)	$244,044
Issuance of common stock upon exercise of stock options	587	—	—	—	7	—	—	7
Release of restricted stock, net of share settlement	1,301,064	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	341,692	—	—	—	3,201	—	—	3,201
Stock-based compensation expense	—	—	—	—	37,432	—	—	37,432
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(11,385)	—	—	(11,385)
Repurchase of common stock	—	—	(2,308,491)	(31,442)	—	—	—	(31,442)
Retirement of treasury stock	(2,308,491)	(1)	2,308,491	31,442	(31,441)	—	—	—
Net income	—	—	—	—	—	—	81,235	81,235
Balance at June 30, 2026	56,494,586	$57	—	$—	$367,772	$(268)	$(44,469)	$323,092

See notes to consolidated financial statements

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2026	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$81,235	$4,707	$(31,331)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,175	24,506	23,957
Stock-based compensation	37,432	31,766	23,701
Impairment of investment in equity securities	—	—	2,000
Change in the fair value of contingent consideration	4,650	17,094	—
Provision for sales returns and doubtful accounts receivable	2,636	2,179	896
Deferred income taxes	9,621	381	597
Non-cash lease (income) expense	(27)	47	(513)
Release of tax valuation allowance	(60,717)	—	—
Other adjustments, net	2,554	53	(1,131)
Changes in assets and liabilities:
Accounts receivable	(41,667)	(26,197)	(44,934)
Prepaid expenses and other assets	3,676	(1,830)	2,966
Accounts payable	45,435	13,774	10,480
Accrued liabilities	21,300	18,500	25,351
Net cash provided by operating activities	131,303	84,980	12,039
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(105,263)	—	(4,510)
Internal software development costs	(10,923)	(9,371)	(11,377)
Capital expenditures	(3,397)	(2,071)	(5,348)
Other investing activities	1,001	(1)	(1,500)
Net cash used in investing activities	(118,582)	(11,443)	(22,735)
Cash Flows from Financing Activities
Proceeds from borrowings under revolving credit facility	70,000	—	—
Payment of revolving credit facility upfront fees	(1,846)	—	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,208	3,956	3,491
Payment of withholding taxes related to release of restricted stock, net of share settlement	(11,385)	(13,224)	(6,688)
Post-closing payments and contingent consideration related to acquisitions	(13,998)	(13,728)	(7,026)
Repurchase of common stock	(31,442)	—	(2,288)
Net cash provided by (used in) financing activities	14,537	(22,996)	(12,511)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	50	18
Net increase (decrease) in cash, cash equivalents and restricted cash	27,236	50,591	(23,189)
Cash, cash equivalents and restricted cash at beginning of period	101,094	50,503	73,692
Cash, cash equivalents and restricted cash at end of period	$128,330	$101,094	$50,503
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$128,315	$101,078	$50,488
Restricted cash included in other assets, noncurrent	15	16	15
Total cash, cash equivalents and restricted cash	$128,330	$101,094	$50,503

QUINSTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,078	$576	$470
Supplemental Disclosure of Non-cash Investing and Financing Activities
Post-closing payments unpaid at acquisition date (See Note 6)	65,652	—	7,161
Contingent consideration unpaid at acquisition date	—	—	2,100
Retirement of treasury stock (See Note 13)	(31,442)	—	(2,200)
Purchases of property and equipment included in accrued liabilities	474	1,413	846

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

Prior Period Reclassifications

Certain prior periods amounts have been reclassified to conform with current period presentation. Amounts previously presented as “Other Revenue” were reclassified into “Home Services” in the Disaggregation of Revenue table within Note 3, Revenue. Post-closing payment obligations previously classified within Other liabilities on the Consolidated Balance Sheets have been reclassified to their own categories. These reclassifications had no effect on previously reported totals for assets, liabilities, stockholders’ equity, cash flows or net income.

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

The Company maintains contracts with its clients, most of which are cancelable with little or no prior notice. In addition, these contracts do not contain penalty provisions for cancellation before the end of the contract term. The Company had one client that accounted for 21% of net revenue in fiscal year 2026, two clients that accounted for 23% and 12% of net revenue in fiscal year 2025, and one client that accounted for 12% of net revenue in fiscal year 2024. The Company had two clients that each accounted for 13% of net accounts receivable as of June 30, 2026, and two clients that accounted for 16% and 13% of net accounts receivable as of June 30, 2025. No other client accounted for 10% or more of net revenue in fiscal years 2026, 2025 and 2024, or 10% or more of net accounts receivable as of June 30, 2026 and 2025.

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

The following table presents the changes in the Company’s allowance for credit losses for the periods indicated (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Balance at beginning of the year	$915	$815	$2,092
Write-offs charged against the allowance	(325)	(1,188)	(1,277)
(Benefit from) provision for credit losses	(21)	1,288	—
Balance at end of the year	$569	$915	$815

The revenue reserve was $2.9 million and $1.0 million as of June 30, 2026 and 2025. The total allowance for credit losses and revenue reserve was $3.4 million and $1.9 million as of June 30, 2026 and 2025.

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

Internal Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of existing sites or the development of website content are included within cost of revenue in the Company’s consolidated statements of operations and comprehensive income (loss). The Company’s policy is to amortize capitalized internal software development costs on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two years. The Company capitalized internal software development costs of $10.9 million and $9.3 million in fiscal years 2026 and 2025. Amortization of internal software development costs is reflected within cost of revenue in the Company’s consolidated statements of operations and comprehensive income (loss).

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

Amortization of intangible assets acquired in business combinations is recognized over their estimated useful lives and recorded in either cost of revenue or operating expenses based on the nature of the underlying asset.

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

The Company performs its annual goodwill impairment test on April 30 and conducts a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. In assessing the qualitative factors, the Company considers the impact of key factors such as changes in the general economic conditions, changes in industry and competitive environment, stock price, actual revenue performance compared to previous years, forecasts and cash flow generation. The Company had one reporting unit for purposes of allocating and testing goodwill for fiscal year 2026. Based on the results of the qualitative assessment completed as of April 30, 2026, there were no indicators of impairment.

Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If necessary, a quantitative test is performed that requires the application of judgment when assessing the fair value of an asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. As of April 30, 2026, the Company evaluated its long-lived assets and concluded there were no indicators of impairment. The weighted-average useful life of intangible assets was 5.9 years as of June 30, 2026.

Investments in Equity Securities

The Company’s investments in equity securities, which are reported within other assets, noncurrent, on the consolidated balance sheets, include investments in privately held companies without readily determinable market values. The Company adjusts the carrying value of its investments in equity securities to fair value when transactions for identical or similar investments of the same issuer are observable. All gains and losses on investments in equity securities, realized and unrealized, are recognized within other (expense) income, net on the Company’s consolidated statements of operations and comprehensive income (loss).

The Company applies the equity method of accounting for investments in other entities when it exercises significant influence. Under the equity method, the Company’s share of each investee’s profit or loss is recognized within other (expense) income, net on the Company’s consolidated statements of operations and comprehensive income (loss).

The Company applies the fair value measurement alternative for investments in other entities when it holds less than 20% ownership in the entity and does not exercise significant influence. These investments consist of equity holdings in non-public companies and are recorded within other assets, noncurrent, on the consolidated balance sheets.

The Company regularly reviews investments accounted for under the equity method and the fair value measurement alternative for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investment, expectations of the entity’s cash flows and capital needs, and the viability of its business model. The evaluation for impairment of investments in equity securities considers qualitative factors, including the financial condition and specific events related to an investee that may indicate the fair value of the investment is less than its carrying value. No impairment charges for investments in equity securities were recorded for fiscal years 2026 and 2025.

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

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations. The majority of the Company’s sales and expenses are denominated in U.S. dollars. The functional currency for the majority of the Company’s foreign subsidiaries is the U.S. dollar. For these subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of revenue and expenses are generally remeasured at average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in other (expense) income, net in the Company’s consolidated statements of operations and comprehensive income (loss). Certain foreign subsidiaries designate the local currency as their functional currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. The foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recorded within other (expense) income, net in the Company’s consolidated statements of operations and comprehensive income (loss) and were not material for any period presented.

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

401(k) Savings Plan

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. There were no employer contributions under this plan in fiscal years 2026 and 2025.

Recent Accounting Pronouncements

Accounting Pronouncements Already Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this guidance for the year ended June 30, 2026, on a prospective basis, which resulted in additional disclosure in the notes to the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03) to expand the disclosure requirements for income statement expenses. In January 2025, the FASB issued ASU 2025-01, to further clarify the effective date. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) to make targeted improvements to the accounting for internal-use software. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

ASU’s not included in the Company's disclosures were assessed and determined to be not applicable and not material to the Company’s consolidated financial statements or disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Net revenue:
Financial Services	$888,360	$817,157	$392,579
Home Services	405,352	276,554	220,935
Total net revenue	$1,293,712	$1,093,711	$613,514

Contract Balances

The contract liabilities, which represent client deposits from the Company’s contracts with its clients and deferred revenue, were $1.4 million and $1.3 million as of June 30, 2026 and June 30, 2025.

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the fiscal year ended June 30, 2026 was related to advance consideration received from clients of $16.7 million, offset by revenue recognized of $16.6 million.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(In thousands, except per share data)
Numerator:
Net income (loss)	$81,235	$4,707	$(31,331)
Denominator:
Weighted average shares of common stock used in computing basic net income (loss) per share	57,177	56,477	54,917
Weighted average effect of dilutive securities	986	1,823	—
Weighted average shares of common stock used in computing diluted net income (loss) per share	58,163	58,300	54,917
Net income (loss) per share:
Basic	$1.42	$0.08	$(0.57)
Diluted (1)	$1.40	$0.08	$(0.57)

Securities excluded from weighted average shares of common stock used in computing diluted net income (loss) per share because the effect would have been anti-dilutive: (2)	2,460	426	4,453

(1)
Diluted net loss per share for 2024 does not reflect any potential common stock relating to stock options, restricted stock units, or shares issuable related to the ESPP due to net loss incurred. The assumed issuance of any additional shares would be anti-dilutive.
(2)
These weighted shares relate to anti-dilutive stock options, restricted stock units, and shares issuable related to the ESPP as calculated using the treasury stock method and could be dilutive in the future.

5. Fair Value Measurements

The following table presents the fair value of the Company’s financial instruments (in thousands):

	June 30, 2026				June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,368	$—	$—	$5,368	$407	$—	$—	$407
Liabilities:
Post-closing payments related to acquisitions	$—	$68,672	$—	$68,672	$—	$10,179	$—	$10,179
Contingent consideration related to acquisitions	—	—	11,508	11,508	—	—	13,558	13,558
Total	$—	$68,672	$11,508	$80,180	$—	$10,179	$13,558	$23,737

Reported as:
Cash and cash equivalents				$5,368				$407
Post-closing payments:
Current				$25,528				$13,572
Noncurrent				54,652				10,165
Total				$80,180				$23,737

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

Post-Closing Payments Related to Acquisitions

The post-closing payments are future payments related to the acquisition of HomeBuddy in fiscal year 2026, and AquaVida in fiscal year 2024. The final installment payments for Modernize and BestCompany, totaling $5.5 million and $2.0 million, were made during the fiscal year 2026. As the fair value of the Company’s post-closing payments was determined based on installments stipulated in the terms of the acquisition agreements and discount rates observable in the market, the post-closing payments are classified as Level 2 within the fair value hierarchy. See Note 6, Acquisitions, for further details related to the HomeBuddy acquisition.

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of AquaVida. The AquaVida contingent consideration is based upon a percentage of margin achieved and is uncapped over a four-year period. The Company paid $6.7 million during the fourth quarter of fiscal year 2026 for the second earnout payment based on actual margin results. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected media margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected media margin, or discount rates would have a material impact on the fair value of the contingent consideration. Changes in the fair value of the contingent consideration are recorded in earnings on the Company’s consolidated statements of operations and comprehensive income (loss).

The Company reassesses the estimated fair value of the contingent consideration at the end of each reporting period based on the information available at the time. The Company recorded a net increase of $4.7 million to the fair value of the contingent consideration of AquaVida in fiscal year 2026, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). The fair value of the contingent consideration of AquaVida decreased from $13.6 million to $11.5 million as of June 30, 2026.

The following table presents the changes in the contingent consideration (in thousands):

Level 3
Balance at June 30, 2024	$2,466
Changes in fair value during period	17,094
Payments made during the period	(6,002)
Balance at June 30, 2025	13,558
Changes in fair value during period	4,650
Payments made during the period	(6,700)
Balance at June 30, 2026	$11,508

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

The acquisition was accounted for as a business combination and the results of operations of HomeBuddy have been included in the Company’s results of operations from January 2, 2026. Transaction costs related to the acquisition, consisting of advisory, accounting, and legal fees, were $3.5 million for fiscal year 2026 and were recognized within general and administrative expenses in the consolidated statements of operations.

The Company entered into continuation of service agreements with certain HomeBuddy personnel for continued service post-acquisition. The retention bonuses are treated as post-combination compensation expense, vest over 6, 12, or 18 month periods, and are contingent upon continued employment with the Company. Retention bonus expense was $3.1 million for fiscal year 2026 and was recognized within cost of revenue and operating expenses in the consolidated statements of operations.

The Company allocated the preliminary purchase price to identifiable assets acquired and liabilities assumed based on their estimated fair values. The preliminary fair value of the assets acquired and liabilities assumed was determined by the Company. Management also engaged a third-party valuation specialist to assist with the measurement of the preliminary fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired and liabilities assumed was based on management’s best estimates. The intangible assets acquired include customer relationships, tradename and trademarks, developed technology, and noncompetition agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method. The significant assumptions used in determining the preliminary fair value of the customer relationships intangible asset included revenue growth rates, gross margin, customer retention rate, and discount rate. The fair value of tradename and trademarks was determined using the relief-from-royalty method. The significant assumptions used in determining the preliminary fair values of the tradename and trademarks included tradename life, royalty rates and the discount rate. The fair value of developed technology was determined using the replacement cost method. The fair value of noncompetition agreement was determined using the with-and-without method.

The excess of the purchase price over the aggregate fair value of the net identifiable assets acquired was recorded as goodwill and is primarily attributable to synergies the Company expects to achieve related to the acquisition. The goodwill is not deductible for tax purposes. The Company manages its operations as a single operating segment and allocates goodwill to the single reporting segment based on expected benefit from synergies.

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

Fiscal Year Ended June 30, 2026
Net revenue	$88,872
Net income	3,732

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

	Fiscal Year Ended June 30, 2026	Fiscal Year Ended June 30, 2025
	(unaudited)	(unaudited)
Net revenue	$1,376,271	$1,227,538
Net income	89,155	2,304

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

The unaudited pro forma financial information above includes a nonrecurring significant adjustment made to account for certain costs incurred as if the acquisition had been completed as of the beginning of fiscal year 2025. Transaction costs of $3.5 million were excluded from the unaudited pro forma financial information for fiscal year 2026, but included for fiscal year 2025.

7. Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net was comprised of the following (in thousands):

	June 30,
	2026	2025
Accounts receivable, gross	$184,648	$137,706
Less: Allowance for credit losses and revenue reserves	(3,423)	(1,902)
Total accounts receivable, net	$181,225	$135,804

Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following (in thousands):

	June 30,
	2026	2025
Prepaid expenses	$6,425	$7,842
Other assets	643	802
Total prepaid expenses and other assets	$7,068	$8,644

Property and Equipment, Net

Property and equipment, net was comprised of the following (in thousands):

	June 30,
	2026	2025
Computer equipment	$15,227	$14,077
Software	1,706	1,528
Furniture and fixtures	590	380
Leasehold improvements	4,216	4,191
Internal software development costs	49,598	38,724
Property and equipment, gross	71,337	58,900
Less: Accumulated depreciation and amortization	(54,686)	(42,082)
Total property and equipment, net	$16,651	$16,818

Depreciation expense was $3.3 million, $3.2 million and $3.0 million for fiscal years 2026, 2025 and 2024. Amortization expense related to internal software development costs was $10.2 million, $11.8 million and $10.2 million for fiscal years 2026, 2025 and 2024.

Accrued liabilities

Accrued liabilities were comprised of the following (in thousands):

	June 30,
	2026	2025
Accrued media costs	$99,683	$69,009
Accrued compensation and related expenses	9,825	7,480
Accrued professional service and other business expenses	12,612	7,922
Operating lease liabilities, current	2,754	2,814
Deferred revenue	114	—
Total accrued liabilities	$124,988	$87,225

Other liabilities, noncurrent

Other liabilities, noncurrent were comprised of the following (in thousands):

	June 30,
	2026	2025
Income tax liabilities	7,659	6,472
Other liabilities	1,020	—
Total other liabilities, noncurrent	$8,679	$6,472

8. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2026			June 30, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$129,012	$(85,202)	$43,810	$93,511	$(76,353)	$17,158
Content	43,107	(43,107)	—	43,106	(43,106)	—
Website/trade/domain names	35,722	(21,766)	13,956	25,422	(20,601)	4,821
Acquired technology and others	46,716	(38,189)	8,527	43,014	(36,518)	6,496
	$254,557	$(188,264)	$66,293	$205,053	$(176,578)	$28,475

Amortization of intangible assets was $11.7 million, $9.5 million and $10.7 million for fiscal years 2026, 2025 and 2024.

Future amortization expense for the Company’s intangible assets as of June 30, 2026 was as follows (in thousands):

Fiscal Year Ended June 30,	Amortization
2027	$11,226
2028	10,844
2029	10,324
2030	7,333
2031	6,877
Thereafter	19,689
Total	$66,293

Goodwill

The changes in the carrying amount of goodwill for the fiscal year 2026 were as follows (in thousands):

Goodwill
Balance as of June 30, 2025	$125,056
Goodwill acquired	136,742
Measurement period adjustments	(377)
Balance as of June 30, 2026	$261,421

Goodwill acquired is associated with the acquisition of HomeBuddy completed in fiscal year 2026. See Note 6, Acquisitions, for further details related to the HomeBuddy acquisition.

There was no goodwill impairment recognized during fiscal years 2026 and 2025.

9. Debt

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

The Financing Agreement includes customary financial and nonfinancial covenants, including a maximum Consolidated Total Net Leverage Ratio (with a temporary step‑up following certain material acquisitions) and a minimum Consolidated Interest Coverage Ratio (as defined in the Financing Agreement). The Company was in compliance with all covenants as of June 30, 2026.

On January 2, 2026, the Company borrowed $70.0 million under the Revolving Credit Facility. As of June 30, 2026, $70.0 million was outstanding and was classified as noncurrent debt as the principal was not contractually due within 12 months, and unused commitments were $80.0 million.

Up front lender, arranger, and legal costs incurred in connection with the credit facility totaled $1.8 million and were deferred as a financing cost asset and amortized to interest expense on a straight-line basis over the remaining term of the facility. The deferred cost asset is classified as a noncurrent asset.

The Revolving Credit Facility stated maturity date is January 2, 2031.

10. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
US	$26,415	$4,907	$(31,110)
Foreign	4,795	726	714
Total	$31,210	$5,633	$(30,396)

The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Current:
Federal	$42	$—	$—
State	172	298	125
Foreign	605	337	305
Total current provision for income taxes	819	635	430
Deferred:
Federal	(44,081)	396	572
State	(6,976)	69	(104)
Foreign	213	(174)	37
Total deferred (benefit from) provision for income taxes	(50,844)	291	505
Total (benefit from) provision for income taxes	$(50,025)	$926	$935

The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate (after the adoption of ASU 2023-09) for the year ended June 30, 2026 (in thousands):

	Fiscal Year Ended June 30, 2026
	Amount	Percentage
Income taxes at statutory federal rate	$6,554	21.0%
State and local taxes, net of federal income tax effect	(6,883)	(22.0)
Foreign tax effects
Switzerland:
Other	(411)	(1.3)
Other foreign	134	0.4
Effect of cross-border tax laws
Global intangible low-taxed income	1,427	4.6
Tax credits
R&D credit	(1,557)	(5.0)
Changes in valuation allowance	(53,022)	(169.9)
Nontaxable or nondeductible items
Other nontaxable or nondeductible items	24	0.1
Stock based compensation	382	1.2
Section 162(m) compensation limitation	2,538	8.1
Transaction costs	572	1.8
Changes in unrecognized tax benefits	142	0.5
Other adjustments	75	0.2
Effective income tax (benefit)	$(50,025)	(160.3%)

California, Florida, and New York make up the majority (greater than 50%) of the state income tax expense, net of federal income tax effect, category.

For the years ended June 30, 2025 and June 30, 2024, prior to the adoption of ASU 2023-09, the reconciliation between the statutory federal income tax expense and the Company’s effective income tax expense was as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Statutory federal income tax expense (benefit)	$1,180	$(6,359)
States taxes, net of federal benefit	(191)	(1,553)
Foreign rate differential	(82)	106
Stock-based compensation (benefit) expense	(3,148)	25
Change in valuation allowance	1,618	8,113
Research and development credits	(2,441)	(1,593)
Disqualified compensation expense	3,142	1,363
Uncertain tax position	696	490
Expired attributes	155	188
Foreign deferred adjustment	—	(6)
Other	(3)	161
Effective income tax expense	$926	$935

The amounts of cash income taxes paid by the Company are as follows (in thousands):

June 30, 2026
Federal	$15
State	244
Foreign
Switzerland	1,542
India	243
Other	34
Total	2,078

The components of the noncurrent deferred tax assets and liabilities, net were as follows (in thousands):

	June 30,
	2026	2025
Noncurrent deferred tax assets:
Reserves and accruals	$1,201	$1,222
Stock-based compensation expense	5,135	4,626
Net operating loss	20,277	27,591
Fixed assets	507	378
Tax credits	19,531	17,680
Operating lease liabilities	1,561	2,111
Research and development capitalized cost	14,517	19,144
Contingent consideration liability	2,707	3,266
Other	669	708
Total noncurrent deferred tax assets	66,105	76,726
Less: valuation allowance — long-term	(8,726)	(69,287)
Total noncurrent deferred tax assets, net of valuation allowance	57,379	7,439

Noncurrent deferred tax liabilities:
Intangibles	(13,436)	(9,190)
Operating lease right-of-use assets	(1,401)	(1,962)
Total noncurrent deferred tax liabilities	(14,837)	(11,152)

Net deferred tax assets (liabilities)	$42,542	$(3,713)

The Company has a net deferred tax asset balance of $47.3 million and a net deferred tax liability balance of $4.8 million as of June 30, 2026 within the assets and liabilities, noncurrent on the Company’s consolidated balance sheet. As of 2025, the Company had a deferred tax liability of $3.7 million included within other liabilities, noncurrent on the Company’s consolidated balance sheet. In 2026, the Company had a net deferred tax asset primarily related to net operating loss carryforwards, tax credits and capitalized research expenditures and a net deferred tax liability related to the intangible basis difference with respect to the acquisition of HomeBuddy. In 2025, the net deferred tax liability is related to indefinite lived deferred tax liabilities unable to be offset with deferred tax assets. The Company evaluated the need for a valuation allowance by considering among other things, the nature, frequency and severity of current and cumulative losses, reversal of taxable temporary differences, tax planning strategies, forecasts of future profitability, and the duration of statutory carryforward periods. In the second quarter of fiscal year 2026, due to the preponderance of positive evidence, including the Company’s cumulative profit before taxes and future forecasts of continued profitability in the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed. Accordingly, the Company released the valuation allowance for the majority of its federal and state deferred tax assets. The Company continues to maintain a valuation allowance related to its deferred tax assets for its capital loss carryforwards, California research and development tax credits and foreign net operating losses. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not that such deferred tax assets may not be realizable. The Company has a valuation allowance of approximately $8.7 million and $69.3 million as of June 30, 2026 and 2025.

As of June 30, 2026 and 2025, the Company had a federal operating loss carryforward of approximately $75.4 million and $105.4 million. As of June 30, 2026 and 2025, the Company’s state operating loss carryforward was approximately $68.0 million and $82.8 million. With the exception of $68.6 million of federal net operating losses that can be carried forward indefinitely, the federal and state net operating losses, if not used, will begin to expire on June 30, 2038 and June 30, 2026, respectively. However, the Company currently expects to fully utilize the federal net operating losses generated in fiscal year 2018 during the next fiscal year and therefore does not expect such losses to expire. Further, based on current forecasts of future taxable income, management expects to realize the benefits of the remaining net operating loss carryforwards before the applicable expiration dates. The operating loss carryforward in the India jurisdiction was approximately $0.5 million which will begin to expire on June 30, 2027. The Company has federal and California research and development tax credit carryforwards of approximately $15.2 million and $13.8 million to offset future taxable income. The federal research and development tax credits, if not used, will begin to expire on June 30, 2034, while the state tax credit carryforwards do not have an expiration date and may be carried forward indefinitely.

Utilization of the operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of operating loss carryforwards and credits before utilization.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Balance at beginning of the year	$7,520	$6,644	$6,030
Gross increases - current period tax positions	782	839	654
Gross decreases - prior period tax positions	—	—	(40)
Gross increases - prior period tax positions	100	37	—
Balance at end of the year	$8,402	$7,520	$6,644

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of June 30, 2026, the Company has accrued $1.8 million for interest and penalties related to the unrecognized tax benefits. The balance of interest and penalties is recorded as other liabilities, noncurrent on the Company’s consolidated balance sheet.

As of June 30, 2026, unrecognized tax benefits of $1.1 million, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions and is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before fiscal 2014. As of June 30, 2026, the tax years 2014 through 2026 remain open in the U.S., and the tax years 2021 through 2026 remain open in various foreign jurisdictions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from our examinations.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Key provisions include permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent reintroduction of expensing of US research and development costs. The impact on current and deferred taxes for tax law changes is reported in operating income in the first quarter of fiscal year 2026, the period including the enactment date. The Company has evaluated the impact of The Act on its results of operations and has recognized the related tax impacts in fiscal year 2026 which includes the period of enactment.

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

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Operating lease expense	$3,313	$3,617	$4,220
Short-term lease expense	774	818	840
Variable lease expense (1)	274	207	565
Total lease expense	$4,361	$4,642	$5,625

(1)
Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Fiscal Year Ended June 30,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,221	$3,382	$5,114

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$404	$2,539	$11,026

Weighted average remaining lease term - operating leases	3.0 years	3.9 years	4.3 years
Weighted average discount rate - operating leases	7.3%	7.3%	6.9%

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

Maturities of operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2027	$3,361
2028	3,414
2029	2,170
2030	950
2031	129
Thereafter	17
Total minimum lease payments	10,041
Less: imputed interest	(2,382)
Present value of net minimum lease payments	$7,659
Operating lease liabilities:
Current (included in Accrued Liabilities)	$2,754
Noncurrent	4,905
Total	$7,659

12. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2026 and 2025.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright, or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2026 and 2025.

Letters of Credit

The Company has a $0.3 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless canceled by the financial institution within 30 days of the annual expiration date.

13. Stockholders’ Equity

Stock Repurchases

In April 2022, the Board of Directors authorized the 2022 Stock Repurchase Program allowing the repurchase of up to $40.0 million worth of common stock. During the second quarter of fiscal year 2026, the Company had fully utilized the $40.0 million authorized for repurchase under the 2022 Stock Repurchase Program. In October 2025, the Board of Directors authorized the 2025 Stock Repurchase Program allowing the Company to repurchase up to $40.0 million of the outstanding shares of common stock. In fiscal year 2026, the Company repurchased and retired 2,308,491 shares of its common stock at an average price of $13.59 per share, at a total cost of $31.4 million (including a broker commission of $0.03 per share). Repurchases under these programs took place in the open market. The repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. As of June 30, 2026, approximately $25.4 million remained available for stock repurchases pursuant to the board authorization. There were no repurchases made during the fiscal year 2025.

Retirement of Treasury Stock

In fiscal year 2026, the Company retired 2,308,491 shares of its common stock with a carrying value of $31.4 million under the 2022 and 2025 Stock Repurchase Programs. In fiscal year 2025, the Company retired no shares of its common stock. The Company’s accounting policy upon the retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.

14. Stock Benefit Plans

Stock-Based Compensation

In fiscal years 2026, 2025 and 2024, the Company recorded stock-based compensation expense of $37.4 million, $31.8 million and $23.7 million. In fiscal year 2026, the Company recognized tax benefits related to current year book stock-based compensation of $7.3 million, which is reflected in the Company’s provision for income taxes. There were no tax benefits recognized in fiscal years 2025 and 2024 due to the Company's valuation allowance.

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

To date, the Company has granted ISOs, NQSOs, service-based RSUs, market-based RSUs, and performance-based RSUs under the 2010 Incentive Plan. ISOs and NQSOs are generally granted to employees with an exercise price equal to the market price of the Company’s common stock at the date of grant. Stock options granted to employees generally have a contractual term of seven years and vest over four years of continuous service, with 25 percent of the stock options vesting on the one-year anniversary of the date of grant and the remaining 75 percent vesting in equal monthly installments over the three year period thereafter. RSUs generally vest over four years of continuous service, with 25 percent of the RSUs vesting on the one-year anniversary of the date of grant and 6.25 percent vesting quarterly thereafter for the next 12 quarters, subject to any performance or stock price targets. Performance-based RSUs vest variably subject to specified financial performance goals. The Company evaluates the portion of the awards that are probable to vest quarterly until the performance criteria are met.

An aggregate of 23,125,612 shares of the Company’s common stock were reserved for issuance under the 2010 Incentive Plan as of June 30, 2026, and this amount will be increased by any outstanding stock awards that expire or terminate for any reason prior to their exercise or settlement. The number of shares of the Company’s common stock reserved for issuance was increased annually through July 1, 2019 by up to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the preceding fiscal year. The maximum number of shares that may be issued under the 2010 Incentive Plan is 30,000,000. There were 11,656,451 shares available for issuance under the 2010 Incentive Plan as of June 30, 2026.

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

An aggregate of 4,598,838 shares of the Company’s common stock were reserved for issuance under the Directors’ Plan as of June 30, 2026. This amount was increased annually through July 1, 2019, by the sum of 200,000 shares and the aggregate number of shares of the Company’s common stock subject to awards granted under the Directors’ Plan during the immediately preceding fiscal year. There were 1,802,275 shares available for issuance under the Directors’ Plan as of June 30, 2026.

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

Stock Option Award Activity

No stock options were granted during fiscal year 2026. All stock options outstanding as of June 30, 2026 were vested and exercisable. The following table summarizes the stock option award activity under the plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2024	228,603	$13.95	3.23	$912
Granted	1,785	18.63
Exercised	(113,991)	8.91
Forfeited	—	—
Expired	(122)	14.24
Outstanding at June 30, 2025	116,275	$18.97	3.06	$31
Granted	—	—
Exercised	(587)	11.78
Forfeited	—	—
Expired	(2,524)	15.08
Outstanding at June 30, 2026	113,164	$19.09	2.12	$16
Exercisable at June 30, 2026	113,164	$19.09	2.12	$16

The following table summarizes the total intrinsic value, the cash received and the actual tax benefit of options exercised (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Intrinsic value	$1	$1,400	$1,561
Cash received	7	1,016	918
Tax benefit	—	—	—

There was no unrecognized compensation expense related to stock options because all outstanding options were vested as of June 30, 2026.

Service-Based Restricted Stock Unit Activity

The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2024	3,421,867	$10.59	1.26	$56,769
Granted	1,715,225	19.02
Vested	(1,516,841)	11.12
Forfeited	(175,006)	14.89
Outstanding at June 30, 2025	3,445,245	$14.33	1.17	$55,469
Granted	1,662,973	15.87
Vested	(1,577,882)	14.41
Forfeited	(159,339)	15.20
Outstanding at June 30, 2026	3,370,997	$15.01	1.18	$49,386

As of June 30, 2026, there was $36.3 million of total unrecognized compensation expense related to service-based RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

Performance-Based Restricted Stock Unit Activity

The following table summarizes the performance-based RSU activity under the 2010 Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2024	1,016,685	$14.24	1.12	$16,867
Granted	810,850	16.10
Vested	(417,493)	16.56
Forfeited	(116,689)	9.47
Outstanding at June 30, 2025	1,293,353	$16.09	1.18	$20,824
Granted	944,750	14.65
Vested	(534,426)	16.59
Forfeited	(100,335)	10.02
Outstanding at June 30, 2026	1,603,342	$15.50	1.17	$23,490

As of June 30, 2026, there was $8.8 million of total unrecognized compensation expense related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.2 years.

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

On each purchase date, eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the common stock on the first trading day of each offering period, or (2) the fair market value of the common stock on the purchase date. A participant may purchase up to a maximum of 2,500 shares of the common stock during each purchase period, subject to a maximum of $25,000 worth of shares of the common stock in each calendar year (as determined under applicable tax rules). If the fair market value of the common stock on any purchase date is lower than it was on the first trading day of that offering period, participants will be automatically withdrawn from the current offering period and be immediately re-enrolled in a new offering period. In fiscal year 2026, 341,692 shares of common stock were purchased under the 2021 ESPP. As of June 30, 2026, 884,251 shares were available for issuance under the 2021 ESPP.

ESPP employee payroll contributions accrued as of June 30, 2026 amounting to $1.5 million are included within accrued liabilities on the Company’s consolidated balance sheet, and will be used to purchase shares for the ESPP purchase period ending on August 24, 2026.

The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model with the following assumptions:

Fiscal Year Ended June 30,
	2026	2025	2024
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	46% - 49%	42% - 58%	48% - 58%
Expected dividend yield	—	—	—
Risk-free interest rate	3.5% - 4.3%	4.0% - 5.5%	4.5% - 5.5%
Grant date fair value	$3.27 - $6.65	$2.97 - $8.79	$2.97 - $6.73

15. Segment Information

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

The significant components of segment costs and expenses, along with a reconciliation to net income (loss) are presented below (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Net revenue	$1,293,712	$1,093,711	$613,514
Less:
DMS expense (1)	$1,157,111	$989,570	$572,650
General and administrative expense (2)	21,954	20,683	19,194
Corporate systems expense (2)	2,176	2,197	2,078
Other segment cost and expense (3)	31,236	76,554	50,923
Net income (loss)	$81,235	$4,707	$(31,331)

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

The following tables summarize the net revenue and long-lived assets by geographic area (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Net revenue:
United States	$1,280,573	$1,080,730	$607,373
International	13,139	12,981	6,141
Total net revenue	$1,293,712	$1,093,711	$613,514

	June 30,
	2026	2025
Property and equipment, net:
United States	$15,158	$16,590
International	1,493	228
Total property and equipment, net	$16,651	$16,818

	June 30,
	2026	2025
Intangible assets, net:
United States	$19,540	$28,475
International	46,753	—
Total intangible assets, net	$66,293	$28,475

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In January 2026, we completed the acquisition of HomeBuddy as disclosed in Note 6 to the consolidated financial statements. We accounted for this acquisition as a business combination. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of HomeBuddy. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosures and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of the internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2026.

Our management has excluded the internal control over financial reporting (ICFR) of HomeBuddy from its assessment. Revenues attributable to HomeBuddy represented approximately 6.9% of the Company's consolidated revenues for the fiscal year ended June 30,

2026. Assets attributable to HomeBuddy represented approximately 5.5% of the Company's consolidated total assets as of June 30, 2026. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of ICFR for a period of up to one year following an acquisition while integrating the acquired company.

The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except as noted above with respect to the acquisition of HomeBuddy, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference from the sections to be titled “Election of Class I Directors,” “Board of Directors” and “Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended June 30, 2026.

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

(2) Financial Statement Schedule for the Years ended June 30, 2026, 2025, and 2024

Schedule II: Valuation and Qualifying Account

The activity in the allowance for doubtful accounts and the deferred tax asset valuation allowance are as follows (in thousands):

	Balance at the beginning of the year	Charged to expenses/against revenue (1)	Write-offs net of recoveries	Balance at the end of the year
Allowance for doubtful accounts
Fiscal year 2024	$3,722	$935	$(2,551)	$2,106
Fiscal year 2025	$2,106	$2,181	$(2,385)	$1,902
Fiscal year 2026	$1,902	$2,772	$(1,251)	$3,423

Deferred tax asset valuation allowance
Fiscal year 2024	$59,556	$8,113	$—	$67,669
Fiscal year 2025	$67,669	$1,618	$—	$69,287
Fiscal year 2026	$69,287	$(60,561)	$—	$8,726

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

(3) Exhibits

The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated as of November 30, 2025, by and among QuinStreet, SIREN GROUP AG (d/b/a/HomeBuddy), the Shareholders listed on Schedule I thereto and Maxym Entin, solely as the representative of the Shareholders.	8-K	001-34628	2.1	December 3, 2025

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	333-163228	3.2	December 22, 2009

3.2	Bylaws.	S-1/A	333-163228	3.4	December 22, 2009

4.1	Form of QuinStreet, Inc.’s Common Stock Certificate.	S-1/A	333-163228	4.1	January 14, 2010

10.1	Financing Agreement dated as of January 2, 2026, by and among QuinStreet, as Borrower, the other Loan Parties thereto, the Lenders party thereto, the Issuing Banks party thereto and MUFG BANK, LTD., as Administrative Agent.	8-K	001-34628	10.1	January 2, 2026

10.5+	QuinStreet, Inc. 2010 Equity Incentive Plan.	S-8	333-165534	99.9	March 17, 2010

10.6+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for non-executive officer employees).	S-8	333-165534	99.10	March 17, 2010

10.7+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for executive officers).	S-8	333-165534	99.11	March 17, 2010

10.8+	Forms of Senior Management Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.8	August 23, 2012

10.9+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.9	August 23, 2012

10.10+	Form of Restricted Stock Unit Agreement under 2010 Equity Incentive Plan (for non-employee directors).	10-K	001-34628	10.10	August 20, 2013

10.11+	QuinStreet, Inc. 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.12	March 17, 2010

10.12+	Forms of Option Agreement and Option Grant Notice for Initial Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.13	March 17, 2010

10.13+	Forms of Option Agreement and Option Grant Notice for Annual Grants under the 2010 Non-Employee Directors’ Stock Award Plan.	S-8	333-165534	99.14	March 17, 2010

10.15+	Annual Incentive Plan.	S-1/A	333-163228	10.12	January 14, 2010

10.18	Office Lease Metro Center, dated as of February 25, 2010, between the registrant and CA-Metro Center Limited Partnership.	10-Q	001-34628	10.1	May 12, 2010

10.19+	Form of Indemnification Agreement made by and between QuinStreet, Inc. and each of its directors and executive officers.	S-1/A	333-163228	10.19	January 26, 2010

10.20	Assurance of Voluntary Compliance dated June 26, 2012 by and among QuinStreet, Inc. and the Attorneys General of the States of Alabama, Arizona, Arkansas, Delaware, Florida, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, Nevada, New York, North Carolina, Ohio, Oregon, South Carolina, Tennessee and West Virginia.	8-K	001-34628	10.1	June 27, 2012

10.27+	Forms of Senior Management Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for executive officers).	10-K	001-34628	10.27	September 12, 2014

10.28+	Form of Deferred Restricted Stock Unit Agreement under 2010 Non-Employee Directors’ Stock Award Plan.	10-Q	001-34628	10.1	February 6, 2015

10.29	Third Amendment, to the Second Amended and Restated Revolving Credit and Term Loan Agreement, as amended from time to time, dated as of June 11, 2015, by and among QuinStreet, Inc., Comerica Bank, as administrative agent, and certain lenders party thereto.	8-K	001-34628	10.1	June 12, 2015

10.30+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for non-executive officer employees).	10-K	001-34628	10.30	August 19, 2015

10.31	Counselor Agreement dated December 31, 2015 between the Company and William Bradley.	10-Q	001-34628	10.1	February 9, 2016

10.32	Form of Change in Control Severance Agreement.	10-Q	001-34628	10.1	November 9, 2016

10.33+	Forms of Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.33	September 8, 2017

10.34+	Forms of Option Agreement and Option Grant Notice under 2010 Equity Incentive Plan (for employees with a Change in Control Severance Agreement).	10-K	001-34628	10.34	September 8, 2017

10.35	Amended Office Lease Metro Center, dated February 25, 2010 between the registrant and CA-Metro Center Limited Partnership	10-K	001-34628	10.35	September 12, 2018

10.37+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for non-executive officer employees).	10-Q	001-34628	10.36	November 9, 2018

10.38+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for executive officer).	10-Q	001-34628	10.37	November 9, 2018

10.39+	Forms of Performance-Based Restricted Stock Unit (RSU) Grant Notice and Agreement under 2010 Equity Incentive Plan with Revenue and Adjusted EBITDA Performance Metrics (for employees with a Change in Control Severance Agreement).	10-Q	001-34628	10.38	November 9, 2018

10.40+	QuinStreet, Inc. 2021 Employee Stock Purchase Plan	S-8	333-260769	99.1	November 4, 2021

10.41#	Sixth Amendment to Office Lease Metro Center, dated March 16, 2023 between QuinStreet, Inc. and Hudson Metro Center, LLC	10-K	001-34628	10.41	August 21, 2024

19.1	QuinStreet, Inc. Policy Against Trading on the Basis of Inside Information	10-K	001-34628	19.1	August 21, 2024

19.2	QuinStreet, Inc. Trading Window and Trade Pre-Clearance Policy	10-K	001-34628	19.2	August 21, 2024

19.3	QuinStreet, Inc. Rule 10b5-1 Trading Guidelines	10-K	001-34628	19.3	August 21, 2024

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (PCAOB ID 238)

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of the Chief Executive Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer of QuinStreet, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

97.1+	QuinStreet, Inc. Financial Restatement Compensation Recoupment Policy	10-K	001-34628	97.1	August 21, 2024

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 2026.

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

Signature	Title	Date

/s/ Douglas Valenti	Chairman of the Board and	August 26, 2026
Douglas Valenti	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Wong	Chief Financial Officer	August 26, 2026
Gregory Wong	(Principal Financial and Accounting Officer)

/s/ Asmau Ahmed	Director	August 26, 2026
Asmau Ahmed

/s/ Matthew Glickman	Director	August 26, 2026
Matthew Glickman

/s/ Stuart Huizinga	Director	August 26, 2026
Stuart Huizinga

/s/ David Pauldine	Director	August 26, 2026
David Pauldine

/s/ Andrew Sheehan	Director	August 26, 2026
Andrew Sheehan

/s/ James Simons	Director	August 26, 2026
James Simons

/s/ Hillary Smith	Director	August 26, 2026
Hillary Smith