Form 10-Q
period 2026-09-30
QUINSTREET, INC
filed 2026-11-06
CIK 1117297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of shares of common stock outstanding as of October 31, 2026: 57,292,931

QUINSTREET, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINSTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	June 30,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$141,512	$128,315
Accounts receivable, net of allowances and reserves of $3,721 and $3,423 as of September 30, 2026 and June 30, 2026	207,495	181,225
Prepaid expenses and other assets	9,749	7,068
Total current assets	358,756	316,608
Property and equipment, net	16,294	16,651
Operating lease right-of-use assets	6,359	7,054
Goodwill	259,496	261,421
Intangible assets, net	63,471	66,293
Deferred tax assets, noncurrent	44,364	47,318
Other assets, noncurrent	5,574	5,957
Total assets	$754,314	$721,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$112,959	$109,458
Accrued liabilities	133,526	124,988
Post-closing payments, current	25,814	25,528
Total current liabilities	272,299	259,974
Operating lease liabilities, noncurrent	4,221	4,905
Post-closing payments, noncurrent	55,388	54,652
Debt, noncurrent	70,000	70,000
Other liabilities, noncurrent	8,514	8,679
Total liabilities	410,422	398,210
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock: $0.001 par value; 100,000,000 shares authorized; 57,229,396 and 56,494,586 shares issued and outstanding as of September 30, 2026 and June 30, 2026	58	57
Additional paid-in capital	371,551	367,772
Accumulated other comprehensive loss	(268)	(268)
Accumulated deficit	(27,449)	(44,469)
Total stockholders' equity	343,892	323,092
Total liabilities and stockholders' equity	$754,314	$721,302

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Net revenue	$416,652	$285,853
Cost of revenue (1)	363,330	258,913
Gross profit	53,322	26,940
Operating expenses: (1)
Product development	10,968	8,159
Sales and marketing	7,561	4,726
General and administrative	11,499	9,266
Operating income	23,294	4,789
Interest income	15	3
Interest expense	(2,196)	(68)
Other income (expense), net	13	(5)
Income before income taxes	21,126	4,719
(Provision for) income taxes	(4,106)	(184)
Net income and comprehensive income	$17,020	$4,535

Net income per share:
Basic	$0.30	$0.08
Diluted	$0.29	$0.08

Weighted-average shares used in computing net income per share:
Basic	56,880	57,358
Diluted	58,850	58,769

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$4,140	$3,575
Product development	1,812	1,453
Sales and marketing	1,269	1,281
General and administrative	3,757	2,894

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2026	56,494,586	$57	—	$—	$367,772	$(268)	$(44,469)	$323,092
Issuance of common stock upon exercise of stock options	400	—	—	—	$4	—	—	4
Release of restricted stock, net of share settlement	599,617	1	—	—	(1)	—	—	—
Issuance of common stock under the employee stock purchase plan	134,793	—			1,293			1,293
Stock-based compensation expense	—	—	—	—	10,978	—	—	10,978
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(8,408)	—	—	(8,408)
Share repurchase excise tax	—	—	—	—	(87)	—	—	(87)
Net income	—	—	—	—	—	—	17,020	17,020
Balances at September 30, 2026	57,229,396	$58	—	$—	$371,551	$(268)	$(27,449)	$343,892

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2025	57,159,734	$58	—	$—	$369,958	$(268)	$(125,704)	$244,044
Issuance of common stock upon exercise of stock options	200	—	—	—	3	—	—	3
Release of restricted stock, net of share settlement	527,696	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	142,331	—	—	—	1,331			1,331
Stock-based compensation expense	—	—	—	—	9,203	—	—	9,203
Withholding taxes related to release of restricted stock, net of share settlement	—	—	—	—	(5,275)	—	—	(5,275)
Repurchase of common stock	—	—	(462,440)	(7,142)	—	—	—	(7,142)
Retirement of treasury stock	(462,440)	—	462,440	7,142	(7,142)	—	—	—
Net income	—	—	—	—	—	—	4,535	4,535
Balances at September 30, 2025	57,367,521	$58	—	$—	$368,078	$(268)	$(121,169)	$246,699

See notes to condensed consolidated financial statements

QUINSTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$17,020	$4,535
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,978	9,203
Depreciation and amortization	6,182	5,815
Provision for sales returns and doubtful accounts receivable	696	649
Non-cash lease expense	(54)	(56)
Deferred income taxes	2,789	123
Excise tax payable	(87)	—
Other adjustments, net	1,394	(663)
Changes in assets and liabilities:
Accounts receivable	(26,966)	(14,824)
Prepaid expenses and other assets	(2,682)	275
Accounts payable	3,464	12,477
Accrued liabilities	10,518	2,067
Net cash provided by operating activities	23,252	19,601
Cash Flows from Investing Activities
Capital expenditures	(155)	(1,174)
Internal software development costs	(2,793)	(2,918)
Net cash used in investing activities	(2,948)	(4,092)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,297	1,334
Payment of withholding taxes related to release of restricted stock, net of share settlement	(8,408)	(5,275)
Post-closing payments and contingent consideration related to acquisitions	—	(4,614)
Repurchase of common stock	—	(6,745)
Net cash used in financing activities	(7,111)	(15,300)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	10
Net increase in cash, cash equivalents and restricted cash	13,197	219
Cash, cash equivalents and restricted cash at beginning of period	128,330	101,094
Cash, cash equivalents and restricted cash at end of period	$141,527	$101,313
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$141,512	$101,298
Restricted cash included in other assets, noncurrent	15	15
Total cash, cash equivalents and restricted cash	$141,527	$101,313
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$99	$153
Supplemental Disclosure of Non-cash Investing and Financing Activities
Purchases of property and equipment included in accrued liabilities	510	1,053
Retirement of treasury stock	—	(7,142)

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements as of September 30, 2026 and for the three months ended September 30, 2026 and 2025 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as filed with the SEC on August 26, 2026. The condensed consolidated balance sheet at June 30, 2026 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s condensed consolidated balance sheet at September 30, 2026, its condensed consolidated statements of operations and comprehensive income, stockholders’ equity for the three months ended September 30, 2026 and 2025 and condensed consolidated statements of cash flows for the three months ended September 30, 2026 and 2025. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2027, or any other future period.

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

Accounting Policies

The significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no material changes to the significant accounting policies as of and for the three months ended September 30, 2026.

Recent Accounting Pronouncements

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

ASUs not included in the Company's disclosures were assessed and determined to be not applicable and not material to the Company’s condensed consolidated financial statements or disclosures.

3. Revenue

Disaggregation of Revenue

The following table presents the Company’s net revenue disaggregated by vertical (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Net revenue:
Financial Services	$270,956	$207,475
Home Services	145,696	78,378
Total net revenue	$416,652	$285,853

Contract Balances

The contract liabilities, which represent client deposits from the Company’s contracts with its clients and deferred revenue, were $1.6 million and $1.4 million as of September 30, 2026 and June 30, 2026.

The Company’s contract liabilities result from payments received in advance of revenue recognition and advance consideration received from clients, which precede the Company’s satisfaction of the associated performance obligation. The changes in the liability balances during the three months ended September 30, 2026 was related to advance consideration received from clients of $2.0 million, offset by revenue recognized of $1.7 million.

Accounts Receivable and Allowances

The allowance for credit losses on accounts receivable was $0.6 million and $0.5 million as of September 30, 2026 and June 30, 2026. The revenue reserve was $3.1 million and $2.9 million as of September 30, 2026 and June 30, 2026. The total allowance for credit losses and revenue reserve was $3.7 million and $3.4 million as of September 30, 2026 and June 30, 2026.

Concentrations of Credit Risk

The Company had one client that accounted for 19% of net revenue for the three months ended September 30, 2026. The Company had one client that accounted for 21% of net revenue for the three months ended September 30, 2025. The Company had two clients that accounted for 19% and 11% of net accounts receivable as of September 30, 2026, and two clients that each accounted for 13% of net accounts receivable as of June 30, 2026.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2026	2025
	(In thousands, except per share data)
Numerator:
Net income	$17,020	$4,535
Denominator:
Weighted average shares of common stock used in computing basic net income per share	56,880	57,358
Weighted average effect of dilutive securities	1,970	1,411
Weighted average shares of common stock used in computing diluted net income per share	58,850	58,769
Net income per share:
Basic	$0.30	$0.08
Diluted	$0.29	$0.08

Securities excluded from weighted average shares of common stock used in computing diluted net income per share because the effect would have been anti-dilutive: (1)	181	582

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

The following table presents the fair value of the Company’s financial instruments (in thousands):

	September 30, 2026				June 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,382	$—	$—	$5,382	$5,368	$—	$—	$5,368
Liabilities:
Post-closing payments related to acquisitions	$—	$69,694	$—	$69,694	$—	$68,672	$—	$68,672
Contingent consideration related to acquisitions	—	—	11,508	11,508	—	—	11,508	11,508
Total	$—	$69,694	$11,508	$81,202	$—	$68,672	$11,508	$80,180

Reported as:
Cash and cash equivalents				$5,382				$5,368
Post-closing payments:
Current				$25,814				$25,528
Noncurrent				55,388				54,652
Total				$81,202				$80,180

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

Contingent Consideration Related to Acquisitions

The contingent consideration consists of the estimated fair value of future payments related to the Company’s acquisition of AquaVida. The AquaVida contingent consideration is based upon a percentage of margin achieved and is uncapped over a four-year period. The fair value of the contingent consideration is determined using the real options technique which incorporates various estimates, including projected net revenue, projected media margin, volatility and discount rates. As certain of these inputs are not observable in the market, the contingent consideration is classified as a Level 3 instrument. Significant changes in the projected net revenue, projected media margin, or discount rates would have a material impact on the fair value of the contingent consideration. The change in contingent consideration liability from the acquisition date to the final amount paid will be recognized in earnings at each reporting date. Changes in the fair value of the contingent consideration of AquaVida are included in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income. There were no changes to the fair value of the contingent consideration of AquaVida for the three months ended September 30, 2026.

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

The following table summarizes the preliminary allocation of the purchase price to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Estimated Fair Value
Assets:	Preliminary as of January 2, 2026	Measurement Period Adjustments: (1)	Preliminary as of September 30, 2026
Cash and cash equivalents	$8,789		$8,789
Accounts receivable	6,638		6,638
Prepaid expenses and other assets	2,099		2,099
Intangible assets	49,500		49,500
Total identifiable assets acquired	67,026		67,026

Liabilities:
Accounts payable	2,545		2,545
Accrued liabilities	16,555	(1,925)	14,630
Deferred tax liabilities	4,965	(377)	4,588
Total identifiable liabilities assumed	24,065	(2,302)	21,763

Net identifiable assets acquired	42,961	2,302	45,263
Goodwill	136,742	(2,302)	134,440
Preliminary purchase price	$179,703		$179,703

(1) The Company recorded measurement period adjustments to withholding tax and deferred tax liabilities based on new information about facts and circumstances that existed as of the acquisition date. The offset of these adjustments was recorded to goodwill.

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

7. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2026 were as follows (in thousands):

Goodwill
Balance as of June 30, 2026	$261,421
Measurement period adjustments (1)	(1,925)
Balance as of September 30, 2026	$259,496

(1) The Company recorded measurement period adjustment to withholding tax liabilities based on new information about facts and circumstances that existed as of the acquisition date. The offset of this adjustment was recorded to goodwill.

There were no impairments to goodwill during the three months ended September 30, 2026.

Intangible Assets, Net

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2026			June 30, 2026
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer/publisher/advertiser relationships	$129,012	$(86,931)	$42,081	$129,012	$(85,202)	$43,810
Content	43,107	(43,107)	—	43,107	(43,107)	—
Website/trade/domain names	35,722	(22,271)	13,451	35,722	(21,766)	13,956
Acquired technology and others	46,716	(38,777)	7,939	46,716	(38,189)	8,527
Total	$254,557	$(191,086)	$63,471	$254,557	$(188,264)	$66,293

Amortization of intangible assets was $2.8 million and $2.3 million for the three months ended September 30, 2026 and 2025.

Future amortization expense for the Company’s intangible assets as of September 30, 2026 was as follows (in thousands):

Fiscal Year Ended June 30,	Amortization
2027 (remaining nine months)	$8,404
2028	10,844
2029	10,324
2030	7,333
2031	6,877
Thereafter	19,689
Total	$63,471

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

The Financing Agreement includes customary financial and nonfinancial covenants, including a maximum Consolidated Total Net Leverage Ratio (with a temporary step‑up following certain material acquisitions) and a minimum Consolidated Interest Coverage Ratio (as defined in the Financing Agreement). The Company was in compliance with all covenants as of September 30, 2026.

On January 2, 2026, the Company borrowed $70.0 million under the Revolving Credit Facility. As of September 30, 2026, $70.0 million was outstanding and was classified as noncurrent debt as the principal was not contractually due within 12 months, and unused commitments were $80.0 million.

Up front lender, arranger, and legal costs incurred in connection with the credit facility totaled $1.8 million and were deferred as a financing cost asset and amortized to interest expense on a straight-line basis over the remaining term of the facility. The deferred cost asset is classified as a noncurrent asset.

The Revolving Credit Facility stated maturity date is January 2, 2031.

9. Income Taxes

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company recorded a provision for income taxes of $4.1 million and $0.2 million for the three months ended September 30, 2026 and 2025. The tax provision for the three months ended September 30, 2026 was primarily related to U.S. federal, state, and foreign income taxes, primarily in Switzerland, which are partially offset by discrete tax benefits of $1.1 million related to excess tax benefits from stock-based compensation. The tax provision for the three months ended September 30, 2025 was primarily related to foreign operations, tax amortization of goodwill, and state income taxes.

The Company performed an assessment on the likelihood of realizing the benefits of its deferred tax assets. As of the second quarter of fiscal year 2026, due to the preponderance of positive evidence, including the Company’s projected cumulative profit before taxes and future forecasts of continued profitability for the United States, the Company determined that sufficient positive evidence existed to conclude that substantially all of its valuation allowance was no longer needed and that it is more likely than not that the Company would be able to utilize the majority of the deferred tax assets. Accordingly, the Company released the valuation allowance on the majority of its federal and state deferred tax assets during fiscal year 2026. As of September 30, 2026, the Company continues to conclude that it is more likely than not that these deferred tax assets will be realized. The Company continues to maintain a valuation allowance related to its deferred tax assets for its foreign entities, federal and state capital loss carryforwards and California research and development tax credits.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Operating lease expense	$822	$844
Short-term lease expense	201	196
Variable lease expense (1)	49	75
Total lease expense	$1,072	$1,115

(1) Variable lease expense is primarily composed of common area maintenance charges.

Supplemental information related to operating leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$863	$844

Lease liabilities arising from obtaining right-of-use assets
Operating leases	$—	$404

Weighted average remaining lease term - operating leases	2.8 years	3.7 years
Weighted average discount rate - operating leases	7.3%	7.4%

Maturities of operating lease liabilities as of September 30, 2026 were as follows (in thousands):

Fiscal Year Ended June 30,	Amount
2027 (remaining nine months)	$2,494
2028	3,410
2029	2,165
2030	946
2031	128
Thereafter	17
Total minimum lease payments	$9,160
Less: imputed interest	(2,241)
Present value of net minimum lease payments	$6,919
Operating lease liabilities:
Current (included in Accrued Liabilities)	$2,698
Noncurrent	4,221
Total	$6,919

11. Commitments and Contingencies

Guarantor Arrangements

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2026 and June 30, 2026.

In the ordinary course of its business, the Company from time to time enters into standard indemnification provisions in its agreements with its clients. Pursuant to these provisions, the Company may be obligated to indemnify its clients for certain losses suffered or incurred, including losses arising from violations of applicable law by the Company or by its third-party publishers, losses arising from actions or omissions of the Company or its third-party publishers, and for third-party claims that a Company product infringed upon any United States patent, copyright or other intellectual property rights. Where practicable, the Company limits its liabilities under such indemnities. Subject to these limitations, the term of such indemnification provisions is generally coterminous with the corresponding agreements and survives for the duration of the applicable statute of limitations after termination of the agreement. The potential amount of future payments to defend lawsuits or settle indemnified claims under these indemnification provisions is generally limited and the Company believes the estimated fair value of these indemnity provisions is not material. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2026 and June 30, 2026.

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

12. Stockholders’ Equity and Stock Benefit Plans

Stock Repurchases

In October 2025, the Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $40.0 million of its outstanding shares of common stock. There were no stock repurchases during the three months ended September 30, 2026. As of September 30, 2026, approximately $25.4 million remained available for repurchase pursuant to the board authorization. During the three months ended September 30, 2025, the Company repurchased and retired 462,440 shares of its common stock at an average price of $15.41 per share, at a total cost of $7.1 million (including a broker commission of $0.03 per share).

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

As of September 30, 2026, 23,125,612 shares were reserved and 10,016,102 shares were available for issuance under the 2010 Incentive Plan; 4,598,838 shares were reserved and 1,802,275 shares were available for issuance under the Directors’ Plan.

Stock-based Compensation Expense

The following table summarizes the components of stock-based compensation by grant type (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Stock options	$—	$8
Restricted stock units	10,359	8,793
Employee stock purchase plan	619	402
Total stock-based compensation expense	$10,978	$9,203

Stock Award Activities

Stock Options

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. Options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The outstanding stock options as of September 30, 2026 totaled 111,877 shares.

Service-Based RSU

The Company estimates the fair value of service-based RSUs based on the closing price of the Company’s common stock on the grant date. The following table summarizes the service-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2026	3,370,997	$15.01	1.18	$49,386
Granted	1,233,471
Vested	(661,051)
Forfeited	(65,477)
Outstanding at September 30, 2026	3,877,940	$15.39	1.48	$58,209

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

The following table summarizes the performance-based RSU activity under the plans:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2026	1,603,342	$15.50	1.17	$23,490
Granted	885,500	15.01
Vested	(321,875)	16.45
Forfeited	(28,949)	11.28
Outstanding at September 30, 2026	2,138,018	$15.86	1.57	$32,092

Employee Stock Purchase Plan

In October 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), with 2,164,999 shares of common stock reserved for future issuance under the plan. During the three months ended September 30, 2026, 134,793 shares of common stock were purchased under the 2021 ESPP at a weighted-average price of $9.59. As of September 30, 2026, 749,458 shares were available for issuance under the 2021 ESPP. The fair value of the purchase rights for the ESPP are estimated on the date of grant using the Black-Scholes model.

ESPP employee payroll contributions accrued as of September 30, 2026 included within accrued liabilities on the Company’s condensed consolidated balance sheet was $1.1 million, and will be used to purchase shares for the ESPP purchase period ending on February 24, 2027.

13. Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker is the chief executive officer, who manages operations based on financial information provided on a consolidated basis to assess performance and decide how to allocate resources.

As a single reportable operating segment entity, the Company's segment performance measure is net income, which is used to monitor budget versus actual results. Segment income from operations includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the reportable segment.

The significant components of segment costs and expenses, along with a reconciliation to net income are presented below (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Net revenue	$416,652	$285,853
Less:
DMS expense (1)	367,477	259,508
General and administrative expense (2)	5,948	5,285
Corporate systems expense (2)	556	537
Other segment cost and expense (3)	25,651	15,988
Net income	$17,020	$4,535

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

The following tables summarize the net revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Net revenue:
United States	$411,974	$283,165
International	4,678	2,688
Total net revenue	$416,652	$285,853

	September 30,	June 30,
	2026	2026
Property and equipment, net:
United States	$14,690	$15,158
International	1,604	1,493
Total property and equipment, net	$16,294	$16,651

	September 30,	June 30,
	2026	2026
Intangible assets, net:
United States	$18,365	$19,540
International	45,106	46,753
Total intangible assets, net	$63,471	$66,293

14. Subsequent Events

Acquisition of GetTheReferral.com, Inc.

On October 1, 2026, the Company completed the acquisition of GetTheReferral.com, Inc. ("GTR"), which provides referral marketing software and technology solutions that enable businesses, primarily in the home-services industry, to generate, manage, track, and reward customer referrals. In connection with the acquisition, the Company paid $4.0 million in cash (subject to customary adjustments, including adjustments for cash, debt, transaction expenses and net working capital) at closing and is obligated to pay $4.0 million in additional post-closing payments, payable in equal annual installments over a four-year period. In addition, the Company may be required to make earn-out payments of up to $12.0 million based on the achievement of specified performance targets. The Company expects to account for this transaction as a business combination. The initial accounting, including the identification and allocation of consideration to assets acquired and liabilities assumed, is not complete given the proximity of the acquisition to the financial statement filing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they do not materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “expect,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements reflect the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II — Item 1A. Risk Factors” below, and those discussed in the sections titled “Cautionary Note On Forward-Looking Statements” and “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and in other documents we file from time to time with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our financial services client vertical represented 65% and 73% of net revenue for the three months ended September 30, 2026 and 2025. Our home services client vertical represented 35% and 27% of net revenue for the three months ended September 30, 2026 and 2025. We generated the majority of our revenue from sales to clients in the United States.

One client in our financial services client vertical accounted for 19% of net revenue for the three months ended September 30, 2026, and one client accounted for 21% of net revenue for the three months ended September 30, 2025.

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

Acquisitions

Acquisitions have historically been, and continue to be, an important element of our overall corporate strategy and use of capital. We have completed several strategic acquisitions, including the acquisition of GetTheReferral.com, Inc. completed in October 2026, the acquisition of HomeBuddy completed in fiscal year 2026, the acquisitions of BestCompany.com, LLC ("BestCompany") and AquaVida completed in fiscal year 2024, the acquisitions of Modernize, Inc. (“Modernize”), Mayo Labs, LLC ("Mayo Labs") and FC Ecosystem ("FCE") completed in fiscal year 2021. For detailed information regarding our recent acquisition of HomeBuddy, refer to Note 6, Acquisitions, to our condensed consolidated financial statements.

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

Cost of Revenue

Cost of revenue consists primarily of media and marketing costs, personnel costs, amortization of intangible assets, depreciation expense and facilities expense. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event and of pay-per-click, or PPC, ad purchases from Internet search companies. We pay these third-party publishers, media owners or managers, strategic partners and Internet search companies on a revenue-share, a cost-per-lead, or CPL, cost-per-click, or CPC, or cost-per-action, or CPA, basis. Personnel costs include salaries, stock-based compensation expense, bonuses, commissions and related taxes, and employee benefit costs. Personnel costs are primarily related to individuals associated with maintaining our servers and websites, our call center operations, our editorial staff, client management, creative team, content, compliance group and media purchasing analysts. Costs associated with software incurred in the development phase or obtained for internal use are capitalized and amortized to cost of revenue over the software’s estimated useful life.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest expense, interest income, and other income and expense. Interest expense is related to interest and fees related to our credit facility, and imputed interest on post-closing payments related to our acquisitions. Borrowings under our credit facility and related interest expense could increase (or decrease) as we continue to implement our acquisition strategy and draw down, or repay on the facility, or if our interest rates increase or decrease due to market factors or our operating performance. Interest income represents interest earned on our cash and cash equivalents, which may increase or decrease depending on market interest rates and the amounts invested. Other income (expense), net includes gains and losses on foreign currency exchange, and other non-operating items.

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
•
Stock-based compensation;
•
Business combination;
•
Income taxes; and
•
Valuation of long-lived assets.

For further information on our critical and other significant accounting policies and estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2026, filed with the SEC.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,
	2026		2025
	(In thousands, except percentages)
Net revenue	$416,652	100.0%	$285,853	100.0%
Cost of revenue (1)	363,330	87.2	258,913	90.6
Gross profit	53,322	12.8	26,940	9.4
Operating expenses: (1)
Product development	10,968	2.6	8,159	2.9
Sales and marketing	7,561	1.8	4,726	1.7
General and administrative	11,499	2.8	9,266	3.2
Operating income	23,294	5.6	4,789	1.6
Interest income	15	—	3	—
Interest expense	(2,196)	(0.5)	(68)	—
Other income (expense), net	13	—	(5)	—
Income before income taxes	21,126	5.1	4,719	1.6
(Provision for) income taxes	(4,106)	(1.0)	(184)	(0.1)
Net income	$17,020	4.1%	$4,535	1.5%

(1) Cost of revenue and operating expenses include stock-based compensation expense as follows:

Cost of revenue	$4,140	1.0%	$3,575	1.3%
Product development	1,812	0.4	1,453	0.5
Sales and marketing	1,269	0.3	1,281	0.4
General and administrative	3,757	0.9	2,894	1.0

Gross Profit

	Three Months Ended		Three
	September 30,		Months
	2026	2025	% Change
	(In thousands)
Net revenue	$416,652	$285,853	46%
Cost of revenue	363,330	258,913	40%
Gross profit	$53,322	$26,940	98%

Gross profit %	13%	9%

Net Revenue

Net revenue increased by $130.8 million, or 46%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Revenue from our home services client vertical increased by $67.3 million, or 86%, primarily as a result of the acquisition of HomeBuddy, increased client budgets, and successful execution of growth initiatives. Revenue from our financial services client vertical increased by $63.5 million, or 31%, primarily due to an increase in revenue in our insurance business of $63.4 million, attributable to higher demand from a broad base of carrier clients.

Cost of Revenue and Gross Profit Margin

Cost of revenue increased by $104.4 million, or 40%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by increased media and marketing costs of $101.2 million due to higher revenue volumes. Gross profit margin, which is the difference between net revenue and cost of revenue as a percentage of net revenue, was 13% and 9% for the three months ended September 30, 2026 and 2025. The increase in gross profit margin was attributable to a decrease in personnel costs and depreciation cost as a percentage of net revenue.

Operating Expenses

	Three Months Ended		Three
	September 30,		Months
	2026	2025	% Change
	(In thousands)
Product development	$10,968	$8,159	34%
Sales and marketing	7,561	4,726	60%
General and administrative	11,499	9,266	24%
Operating expenses	$30,028	$22,151	36%

Product Development Expenses

Product development expenses increased by $2.8 million, or 34%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increased personnel cost of $2.3 million due to higher headcount as a result of the HomeBuddy acquisition.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.8 million, or 60%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increased amortization expense of $1.7 million associated with the intangible assets acquired in connection with the HomeBuddy acquisition, and higher personnel costs of $1.1 million resulting from increased headcount attributable to the acquired business.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 24%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increased personnel cost of $1.4 million.

(Provision for) Income Taxes

	Three Months Ended
	September 30,
	2026	2025
	(In thousands)
(Provision for) income taxes	$(4,106)	$(184)

We recorded a provision for income taxes of $4.1 million and $0.2 million for the three months ended September 30, 2026 and 2025.

We performed an assessment on the likelihood of realizing the benefits of our deferred tax assets. As of the second quarter of fiscal year 2026, due to the preponderance of positive evidence, including our projected cumulative profit before taxes and future forecasts of continued profitability for the United States, we determined that sufficient positive evidence existed to conclude that substantially all of our valuation allowance was no longer needed and that it is more likely than not that we would be able to utilize the majority of the deferred tax assets. Accordingly, we released the valuation allowance on the majority of our federal and state deferred tax assets during fiscal year 2026. As of September 30, 2026, we continue to conclude that it is more likely than not that these deferred tax assets will be realized. We continue to maintain a valuation allowance related to our deferred tax assets for our foreign entities, federal and state capital loss carryforwards and California research and development tax credits.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Key provisions include permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent reintroduction of expensing of U.S. research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The impacts of The Act are reflected in our estimated annual effective tax rate for fiscal year 2027.

Liquidity and Capital Resources

As of September 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $141.5 million, cash we expect to generate from future operations, and our $150.0 million Revolving Credit Facility, from which we have drawn $70.0 million. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

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

In October 2025, the Board of Directors authorized a stock repurchase program allowing us to repurchase up to $40.0 million of our outstanding shares of common stock. There were no stock repurchases during the three months ended September 30, 2026. As of September 30, 2026, approximately $25.4 million remained available for repurchase pursuant to the board authorization. During the three months ended September 30, 2025, we repurchased and retired 462,440 shares of our common stock at an average price of $15.41 per share, at a total cost of $7.1 million (including a broker commission of $0.03 per share).

We believe that our existing cash, cash equivalents, cash we expect to generate from future operations, and our available borrowings under our revolving credit facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$23,252	$19,601
Net cash used in investing activities	(2,948)	(4,092)
Net cash used in financing activities	(7,111)	(15,300)

Net Cash Provided by Operating Activities

Cash flows from operating activities are primarily the result of our net income adjusted for depreciation and amortization, change in the fair value of contingent consideration, provision for sales returns and doubtful accounts receivable, stock-based compensation expense, non-cash lease expense, deferred income taxes, and changes in working capital components. Cash provided by operating activities was $23.3 million for the three months ended September 30, 2026, compared to $19.6 million for the three months ended September 30, 2025.

Cash provided by operating activities for the three months ended September 30, 2026 consisted of a net income of $17.0 million and non-cash adjustments of $21.9 million, offset by a net decrease in cash from changes in working capital of $15.7 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $11.0 million, depreciation and amortization expense of $6.2 million, and deferred income taxes of $2.8 million. The changes in working capital accounts were primarily attributable to an increase in accounts receivable and prepaid expenses and other assets of $29.6 million, offset by an increase in accrued liabilities and accounts payable of $14.0 million. These increases were primarily due to higher revenue for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and timing of receipts and payments.

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

Net Cash Used in Investing Activities

Cash flows from investing activities generally include capital expenditures, capitalized internal software development costs, and acquisitions from time to time. Cash used in investing activities was $2.9 million for the three months ended September 30, 2026, compared to $4.1 million for the three months ended September 30, 2025.

Cash used in investing activities in the three months ended September 30, 2026 primarily consisted of capitalized internal software development costs of $2.8 million.

Cash used in investing activities in the three months ended September 30, 2025 primarily consisted of capitalized internal software development costs of $2.9 million and capital expenditures of $1.2 million.

Net Cash Used in Financing Activities

Cash flows from financing activities generally include post-closing payments related to business acquisitions, payment of withholding taxes related to the release of restricted stock, net of share settlement, repurchases of common stock, proceeds from issuance of common stock under employee stock purchase plan and exercise of stock options. Cash used in financing activities was $7.1 million for the three months ended September 30, 2026, compared to $15.3 million for the three months ended September 30, 2025.

Cash used in financing activities in the three months ended September 30, 2026 primarily consisted of payment of withholding taxes related to the release of restricted stock, net of share settlement of $8.4 million, offset by proceeds from the issuance of common stock under the employee stock purchase plan of $1.3 million.

Cash used in financing activities in the three months ended September 30, 2025 primarily consisted of repurchase of common stock of $6.7 million, payment of withholding taxes related to the release of restricted stock, net of share settlement of $5.3 million and payment of post-closing payments and contingent consideration related to acquisitions of $4.6 million, offset by proceeds from the issuance of common stock under the employee stock purchase plan of $1.3 million.

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

In January 2026, we completed our acquisition of HomeBuddy, which was financed in part with borrowings under our Revolving Credit Facility. As of September 30, 2026, $70.0 million was outstanding and classified as noncurrent debt, as the principal is contractually due on January 2, 2031. As of September 30, 2026, there were no other material changes in our contractual obligations as presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2026.

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

The proceeds of the loans drawn under the Revolving Credit Facility are being used to partially fund our acquisition of HomeBuddy and may be used to fund our general working capital needs and general corporate purposes. As of September 30, 2026, we had borrowings under our Revolving Credit Facility of $70.0 million, which was classified as noncurrent debt as the principal is contractually due on January 2, 2031.

We were in compliance with the covenants of our Revolving Credit Facility as of September 30, 2026.

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

As of September 30, 2026, we had a $150.0 million Revolving Credit Facility with $70.0 million outstanding. Interest on borrowings under the Revolving Credit Facility is payable quarterly at specified margins above either Term SOFR or the ABR. Our exposure to interest rate risk under our revolving credit facility is affected by the level of borrowings and changes in market interest rates. A hypothetical increase of 1% in Term SOFR or ABR based interest rate on our Revolving Credit Facility would result in an increase in our interest expense of $0.7 million per year, assuming constant borrowing levels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Even if our content is effectively matched with advertisements or client offerings, our current clients may not continue to place marketing spend or advertisements on our websites or our third-party publisher or strategic partner websites. For example, macroeconomic conditions such as an economic downturn, a recession in the United States or other countries, a public health crises such as the COVID-19 pandemic and geopolitical conflicts such as the Russia-Ukraine military conflict and the ongoing conflicts in the Middle East have impacted, and may continue to impact, our clients’ marketing spend in the short-term and potentially in the long-term. If any of our clients decide not to continue to place marketing spend or advertisements on our owned and operated websites or on our third-party publisher or strategic partner websites, we could experience a rapid decline in our revenue over a relatively short period of time. Any factors that limit the amount our clients are willing to and do spend on marketing or advertising with us, or to purchase marketing results from us, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Furthermore, a substantial portion of our revenue is generated from a limited number of clients, including one client that accounted for 19% of our net revenue for the three months ended September 30, 2026. Our clients can generally terminate their contracts with us at any time or pause marketing spending without contract termination, and they do not have minimum spend requirements. Clients may also fail to renew their contracts or reduce their level of business with us, leading to lower revenue.

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

Adverse macroeconomic conditions could cause decreases or delays in spending by our clients in response to consumer demand and could harm our ability to generate revenue and our results of operations. Changes in the macroeconomic or market conditions and changes in the regulatory environment have in the past affected, and may continue to negatively affect, our clients’ businesses, marketing practices and budgets and, therefore, impact our business, financial condition, operating results and cash flows. In 2025, the U.S. government commenced the imposition of tariffs on a variety of products which are expected to increase costs faced by our insurance and home services clients. While some of these tariffs have been overruled, replaced or diminished, others remain, and trade-related government action remains a risk to our business. Although our clients continually monitor economic and regulatory developments, these tariffs, or reciprocal tariffs imposed on U.S. products by other countries, could result in these clients decreasing or delaying their marketing efforts, which could have a material adverse impact on our revenue and results of operations.

Worldwide economic conditions remain uncertain due to various global disruptions, including geopolitical events, such as war, the threat of war (including collateral damage from cyberwarfare and targeted security attacks), terrorist activity, natural disasters, climate change and extreme-weather related events, power shortages or outages, major public health issues, including pandemics, and significant local, national, or global events capturing the attention of a large part of the population, which could prevent or hinder our, our third-party publishers’ or our clients’ ability to do business, increase our costs, and negatively affect our stock price. Adverse consequences resulting from increasing economic or political conflicts between the United States and China, Russia’s invasion of Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries, the ongoing conflicts in the Middle East and the possible expansion of such conflicts in the surrounding areas, and various other market issues may have broader implications on economies outside of their respective regions, including increased instability in the worldwide financial markets and economy, increases in inflation, recessionary economic cycles, and enhanced volatility in foreign currency exchange rates. These uncertainties have in the past and may in the future cause our clients or potential clients to delay or reduce spending, which could negatively impact our revenue and operating results and make it difficult for us to accurately plan future business activities.

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

From time to time, we are subject to audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of legal and regulatory requirements. For our dispositioned assets or businesses, we retain certain liabilities or obligations in connection with our pre-closing actions or omissions, contractual or otherwise. For example, in June 2012, we entered into an Assurance of Voluntary Compliance agreement following a civil investigation into certain of our marketing practices related to our education client vertical that was conducted by the attorneys general of a number of states; and, in the first quarter of fiscal year 2021, we dispositioned our education client vertical. Because our subsidiary CloudControlMedia, LLC ("CCM"), provides performance marketing agency and technology services to clients in financial services, education and other markets, we may still be subject to investigations, audits, inquiries, claims or litigation related to education. If any audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Historically, quarterly and annual results of operations have fluctuated due to changes in our business, our industry and the general economic and regulatory climate. We expect our future results of operations to vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. For example, pandemics such as the COVID-19 pandemic, trade policies (including the implementation of tariffs on U.S. imports and retaliatory tariffs) and geopolitical conflicts such as the Russian-Ukraine military conflict and the ongoing conflicts in the Middle East have previously, and may over the longer term, make our results of operations difficult to predict, especially for our credit-driven businesses. Furthermore, changes in monetary or fiscal policy as the result of pandemics, military conflicts or otherwise may have consequences to our businesses, including our credit-driven businesses, which are unprecedented or otherwise difficult to predict. Our fluctuating results of operations could cause our performance and outlook to be below the expectations of securities analysts and investors, causing the price of our common stock to decline. Our business changes and evolves over time, and, as a result, our historical results of operations may not be useful to you in predicting our future results of operations. Factors that may increase the volatility of our results of operations include, but are not limited to, the following:

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

In October 2025, the board of directors authorized the 2025 Stock Repurchase Program allowing us to repurchase up to $40.0 million of common stock. Repurchases under the 2025 Stock Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. As of September 30, 2026, $25.4 million remained available for stock repurchases pursuant to the 2025 Stock Repurchase Program. There is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue repurchases at any time. The timing and actual number of shares repurchased will depend on a variety of factors including the price, cash availability and other market conditions. The stock repurchase program, authorized by our board of directors, does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

On January 2, 2026, in connection with our acquisition of HomeBuddy, we entered into the Financing Agreement by and among QuinStreet, Inc., MUFG Bank, LTD., as administrative agent for the lenders (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”) and certain other parties signatory thereto. The Financing Agreement provided for a $150 million Revolving Credit Facility. The proceeds of the loans drawn under the Revolving Credit Facility were used to partially fund our acquisition of all of the issued and outstanding equity securities of HomeBuddy and may be used to fund our general working capital needs and for general corporate purposes. The stated maturity date of the Revolving Credit Facility is January 2, 2031. Our obligations under the Financing Agreement are secured by first-priority liens on substantially all our assets and the assets of certain of our subsidiaries, subject to certain exceptions. As of September 30, 2026, we have borrowed $70.0 million of the Revolving Credit Facility. See "Contractual Obligations" for further discussion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by QuinStreet, Inc.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangement

On August 21, 2026, Douglas Valenti, Chief Executive Officer, entered into a Rule 10b5-1 Plan, on behalf of the Valenti Living Trust, intended to satisfy the affirmative defense of Rule 10b5- 1(c) under the Exchange Act. The Valenti Living Trust Rule 10b5-1 Plan provides for the potential sale (beginning on November 23, 2026) of 605,000 shares of the Company's common stock. The Valenti Living Trust Rule 10b5-1 Plan expires on November 23, 2027, or upon the earlier completion of all the transactions authorized thereunder.

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
Date: November 6, 2026